Form 10-Q
period 1996-06-30
CAMBRIDGE HEART INC
filed 1996-09-13
CIK 913443

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


    For the quarterly period
     ended June 30, 1996                 Commission File Number 333-04879

                             CAMBRIDGE HEART, INC.
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                   13-3679946
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

           1 Oak Park Drive
        Bedford, Massachusetts                            01730
(Address of principal executive offices)                (Zip Code)

                                 617-271-1200
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
    -----     -----

Number of shares outstanding of the issuer's classes of common stock as of September 12, 1996;


Class                                             Number of Shares Outstanding
- ---------------------------------------   ------------------------------------
Common Stock, par value $.001 per share                             10,171,538

                             CAMBRIDGE HEART, INC.

                                     INDEX

                                                                 Page Number
                                                                 -----------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheet at December 31,
                  1995 and June 30, 1996                              4

                  Statement of Operations
                  for the Three-month and Six-month
                  periods ended June 30, 1995 and 1996
                  and the period from inception
                  (January 16, 1990) through June 30,
                  1996                                                5

                  Statement of Cash Flows
                  for the Six-month periods ended June 30,
                  1995 and 1996 and the period from
                  inception (January 16, 1990) through
                  June 30, 1996                                       6

                  Notes to Condensed Financial
                  Statements                                          7

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                          9


PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security
                  Holders                                            13

          Item 6. Exhibits and Reports on Form 8-K                   13

SIGNATURE                                                            14

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                              FIANCIAL STATEMENTS


                             CAMBRIDGE HEART, INC.
                       (a development stage enterprise)

                                 BALANCE SHEET

                                                               December 31,       June 30,
                                                                  1995             1996
                                                               ------------       --------
                                                                                (unaudited)
Current assets:
Cash and cash equivalents...................................    $ 3,948,147       $ 1,929,127
Accounts receivable.........................................              0           223,218
Inventory...................................................        118,865           181,334
Prepaid expenses and other current assets...................         48,370            30,037
                                                                -----------       -----------

  Total current assets......................................      4,115,382         2,363,716

Fixed assets, net...........................................        161,978           226,215
Other assets................................................              0           144,061
                                                                -----------       -----------

                                                                $ 4,277,360       $ 2,733,992
                                                                ===========       ===========


Current liabilities:
Accounts payable............................................    $   108,471       $   158,316
Accrued expenses............................................        126,738           147,945
License fees payable........................................         31,212            31,212
                                                                -----------       -----------

  Total current liabilities.................................        266,421           337,473
                                                                -----------       -----------

Series B convertible preferred stock, $.001 par value;
  2,500,000 shares authorized; 2,333,333 shares issued
  and outstanding (liquidating preference of $3,500,000)....          2,333             2,333
Series A convertible preferred stock, $.001 par value;
  6,900,000 shares authorized; 6,578,083 shares issued
  and outstanding (liquidating preference of $6,578,083)....          6,578             6,578
Common stock, $.001 par value; 20,000,000 shares
  authorized; 3,163,163 and 3,276,580 shares issued and
  outstanding at December 31, 1995 and June 30, 1996,
  respectively..............................................          3,163             3,277
Additional paid-in-capital..................................      9,079,671         9,543,684
Accumulated deficit during the development stage............     (5,080,806)       (6,733,040)
                                                                -----------       -----------

                                                                  4,010,939         2,822,832
Less: deferred compensation.................................              0           426,313
                                                                -----------       -----------

  Total stockholders' equity................................      4,010,939         2,396,519
                                                                -----------       -----------

                                                                $ 4,277,360       $ 2,733,992
                                                                ===========       ===========

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.
                       (a development stage enterprise)

                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                                                             Period from
                                                                                                              inception
                                                Three months ended June 30,     Six months ended June 30,    (January 16,
                                                ---------------------------     -------------------------     1990) through
                                                   1995            1996           1995            1996        June 30, 1996
                                                 --------        --------       --------        --------    ----------------
Product revenue..............................   $        0     $   184,482     $         0     $   239,702    $   307,749
Revenue from research and option agreement...            0          25,000               0          25,000         50,000
                                                ----------     -----------     -----------     -----------    -----------

 Total revenue...............................            0         209,482               0         264,702        357,749
Cost of goods sold...........................            0         258,294               0         307,331        448,643
                                                ----------     -----------     -----------     -----------    -----------

                                                         0         (48,812)              0         (42,629)       (90,894)

Cost and expenses:
Research and development.....................      321,206         419,991         735,111         772,882      4,058,987
Selling, general and administrative..........      291,665         550,725         482,398         917,037      3,100,730
                                                ----------     -----------     -----------     -----------    -----------

 Loss from operations........................     (612,871)     (1,019,528)     (1,217,509)     (1,732,548)    (7,250,611)

Interest expense.............................            0               0               0               0         (5,620)
Interest income..............................       61,770          33,760         105,354          80,314        523,191
                                                ----------     -----------     -----------     -----------    -----------

Net loss.....................................   $ (551,101)    $  (985,768)    $(1,112,155)    $(1,652,234)   $(6,733,040)
                                                ==========     ===========     ===========     ===========    ===========


Pro forma net loss per share.................                  $     (0.12)                    $     (0.20)
                                                               ===========                     ===========

Pro forma weighted average common and common
equivalent shares outstanding................                    8,102,288                       8,102,288
                                                               ===========                     ===========

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.
                       (a development stage enterprise)

                            STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                                         Period from
                                                                                          inception
                                                          Six months ended June 30,      (January 16,
                                                        ---------------------------      1990) through
                                                             1995           1996         June 30, 1996
                                                        -------------   -----------      --------------
Cash flows from operaing activities:
Net loss..........................................      $(1,112,155)    $(1,652,234)     $(6,733,040)
Adjustments to reconcile net loss to net
  cash used for operating activities:
  Issuance of common stock purchase right
    to licensor...................................            -               -               35,640
  Depreciation....................................           11,192          25,542           71,452
  Amortization of deferred compensation...........            -              22,437           22,437
  Changes in assets and liabilities:
    Increase in accounts receivable...............            -            (223,218)        (223,218)
    Increase in inventory.........................          (77,068)        (62,469)        (181,334)
    (Increase) decrease in prepaid expenses
      and other current assets....................          (35,654)         18,333          (30,037)
    Increase in other assets......................          (15,831)        (12,791)         (12,791)
    Increase (decrease) in accounts payable
      and accrued expenses........................           78,457         (60,218)         174,991
    Increase in license fees
      payable.....................................            -               -               31,212
                                                        -----------     -----------      -----------

      Net cash used for operating activities......       (1,151,059)     (1,944,618)      (6,844,688)
                                                        -----------     -----------      -----------

Cash flows from investing activities:
Purchases of fixed assets.........................          (27,775)        (89,779)        (297,667)
                                                        -----------     -----------      -----------


Cash flows from financing activities:
Proceeds from issuance of notes payable...........            -               -              100,000
Proceeds from issuance of common stock............            2,602          15,377           21,092
Proceeds from capital contribution................            -               -                3,100
Proceeds from issuance of Series A preferred
  stock, net of issuance costs....................            -               -            5,596,777
Proceeds from issuance of Series B preferred
  stock, net of issuance costs....................        3,350,513           -            3,350,513
                                                        -----------     -----------      -----------

      Net cash provided by financing activities...        3,353,115          15,377        9,071,482
                                                        -----------     -----------      -----------

Net increase (decrease) in cash and
  cash equivalents................................        2,174,281      (2,019,020)       1,929,127
Cash and cash equivalents at beginning
  of period.......................................        3,329,490       3,948,147                0
                                                        -----------     -----------      -----------
Cash and cash equivalents at end
  of period.......................................      $ 5,503,771     $ 1,929,127      $ 1,929,127
                                                        ===========     ===========      ===========

Supplemental disclosure of Non-Cash Activities:
In connection with the initial public offering of Common Stock, the Company incurred $131,270 of deferred financing costs during the six months ended June 30, 1996 which had not been paid as of this date.


           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                    Notes to Condensed Financial Statements
                                  (unaudited)

1.   NATURE OF BUSINESS

Cambridge Heart, Inc. (the "Company"), was incorporated in Delaware on January 16, 1990 and is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease.

During the period from inception (January 16, 1990) through June 30, 1996, the Company devoted substantially all of its efforts to business planning, raising financing, recruiting personnel, research and development and obtaining regulatory approval for its products. Although the Company commenced its planned principal activities and began selling its product in 1995, it has not generated significant revenue therefrom. Accordingly, the Company is considered to be in the development stage, as defined by Statement of Financial Accounting Standards No. 7, at June 30, 1996.

2.   BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's registration statement on Form S-1, originally filed with the Securities and Exchange Commission on May 31, 1996, amended thereafter, and declared effective on August 2, 1996. In the opinion of managment, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Cambridge Heart, Inc. as of June 30, 1996, and the results of its operations for the three and six month periods ending June 30, 1996 and 1995, and cash flows for the six months ending June 30, 1996 and 1995, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

3.   INVENTORIES

Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.

4.   DEFERRED ISSUANCE COSTS

As of June 30, 1996, $131,270 of costs related to the initial public offering of the Company's common stock have been deferred, to be offset against the proceeds of the offering. These costs are reflected on the balance sheet as other assets.

5.   PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share is determined by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, comprised of common stock options and warrants and convertible preferred stock, have been excluded from the calculation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share equivalents issued and common stock sold at prices below the initial public offering price in the twelve month periods preceding the initial filing of the Company's Registration Statement and through the effective date of the initial public offering have been included in the calculation as if outstanding for all periods presented.

Conversion of all preferred stock into common stock occurred upon the closing of the Company's initial public offering on August 2, 1996. The unaudited pro forma net loss per share information included in the accompanying statement of operations for the three and six months ended June 30, 1996 reflect the impact on unaudited pro forma net loss per share of such conversion as of the beginning of each period or date of issuance, if later, using the if-converted method.

Historical net loss per share has not been presented on the basis that it is irrelevant due to the significant change in the Company's capital structure and resultant earnings or loss per share which resulted upon conversion of the convertible preferred stock.

6.   SUBSEQUENT EVENT

On August 2, 1996, the Company completed its initial public offering, selling 2,437,750 shares of common stock for net proceeds of approximately $19,750,000. In conjunction with the initial public offering, all of the Company's outstanding preferred stock was converted into 4,455,708 shares of common stock.

                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Overview

     Cambridge Heart, Inc., a Delaware corporation (the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company's first product, the CH 2000 System, is a cardiac stress test system that can also measure extremely low levels of T-wave alternans. T-wave alternans are a beat to beat alternation in a portion of the electrocardiogram ("ECG"). Clinical research published to date has demonstrated that T-wave alternans are associated with vulnerability to ventricular arrhythmias, which are responsible for sudden cardiac death. The Company has generated limited revenues from the shipment of demonstration units and customer units of its first product and has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase in the future as it develops additional products and funds clinical trials of its products. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement. The Company has incurred cumulative net losses since inception through June 30, 1996 of approximately $6,733,000.


Results of Operations

     The Company's first product is the CH 2000 System. The system received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") in February 1996 and the Company's proprietary HiRes disposable electrode received 510(k) clearance in August of 1996. This electrode enables the CH 2000 System to measure T-wave alternans.

Three and Six Month Periods Ended June 30, 1996 and 1995

     Revenues for the three months ended June 30, 1996 were $209,482. This consisted of $184,482 of revenues from product shipments and $25,000 of revenues from contract R & D services. The corresponding period in 1995 had no revenues. Revenues for the six month period ended June 30, 1996 were $264,702. The same period in 1995 had no revenue. This increase of product revenue reflects the introduction of the CH 2000 System after June 30, 1995 and shipments to domestic and European clinical sites, and demonstration units sold to an international partner.

Revenues from product shipments resulted in the generation of accounts receivable at June 30, 1996. The cost of goods sold for the quarter ended June 30, 1996 was $258,294. The same period for the previous year had no shipments and no cost of goods sold. The cost of goods sold for the six month period ended June 30, 1996 was $307,331. The same period for 1995 had no cost of goods sold. These costs exceeded the product revenue because of fixed overhead costs. As the volume of production increases the Company expects that the cost of goods sold will decrease as a percentage of revenue.

     Research and Development expenses increased to $419,991 in the quarter ended June 30, 1996 from $321,206 in the same period a year earlier. Research and Development expenses increased to $772,882 in the six month period ended June 30, 1996 from $735,111 in the same period in 1995. This increase was principally due to increased staffing in engineering and software development, as well as higher clinical trial expenses. The Company expects to continue to selectively increase personnel in this area and expand clinical trials.

     General and Administrative expenses increased to $550,725 in the quarter ended June 30, 1996 from $291,665 in the same period in 1995. General and Administrative expenses increased to $917,037 in the six month period ended June 30, 1996 from $482,398 for the same period in 1995. Most of this increase was due to increases in staffing in management, marketing and regulatory affairs. In addition, the Company moved into larger facilities after June 30, 1995 and there are increased costs associated with the new space. The Company expects General and Administrative expenses to increase as the Company expands its sales and marketing efforts and enters the public reporting environment.

     Interest income was $33,760 for the three months ended June 30, 1996 compared to $61,770 for the same period in 1995. For the six months ended June 30, 1996, interest income was $80,314 compared to $105,354 from the same period in 1995. The Company completed a round of private financing in the second quarter of 1995. The invested cash was used to fund operating losses and the interest realized declined as well. The Company expects interest income to increase since the proceeds of the initial public stock offering, completed August 2, 1996, have now been invested.

Liquidity and Capital Resources

     Since inception, the Company has financed operations primarily from the sale of convertible preferred stock. As of June 30, 1996, the Company had raised $9,065,000 (net of stock issuance costs) from the sales of equity securities, with net proceeds of $5,697,000 received in 1993 and $3,353,000 received in 1995. On August 2, 1996, the Company raised approximately $19,750,000 (net of stock issuance costs) from the sale of 2,437,750 shares of Common Stock in the Company's initial public offering. In conjunction with the initial public offering, all outstanding shares of preferred stock were converted to 4,455,708 shares of Common Stock.

     As of June 30, 1996, the Company had cash and cash equivalents of $1,929,000. The proceeds of the equity offerings have been used primarily to fund operating losses of $6,733,000, reflecting expenditures made primarily to support research and development activities, to form a marketing and sales organization, to support an administrative infrastructure and the investment of approximately $298,000 in property and equipment as of June 30, 1996. In 1995, the Company used $2,615,000 to fund operating activities.

     The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Res electrodes. The Company does not expect capital expenditures to exceed an aggregate $3,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $470,000 of such minimum license maintenance fees subsequent to June 30, 1996. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

     The Company anticipates that its existing capital resources, including the amounts raised in the initial public offering, will be adequate to satisfy its capital requirements for at least the next two years. There may be circumstances, however, that would accelerate the Company's use of this capital. If this occurs, the Company may from time to time incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company on acceptable terms, if at all.

Certain Factors that may Affect Future Operating Results

     The foregoing forward-looking statements involve risks and uncertainties. As a direct or indirect result of any or a combination of any of the following factors, the Company's actual results may differ significantly from the results discussed in such forward-looking statements: The Company is a development stage company with a history of operating losses and there is no assurance of market acceptance of the Company's primary product, the CH 2000 System. The Company's products, product development activities, manufacturing processes and sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. The process of obtaining marketing clearance or approval for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance or approval will be granted for the Company's future products on a timely basis, if at all, or that the FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products. The medical device market is characterized by intensive development efforts and rapidly advancing technology and is highly competitive, and there can be no assurance that the Company will keep pace with advancing technology and competitive innovations. The Company's future success will depend, in part, on its ability to continue to develop patentable products, enforce its patents and obtain patent protection for its products both in the United States and in other countries. However, patent positions of medical device companies, including the Company, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company has limited manufacturing and marketing experience and is dependent upon certain key suppliers. The Company is also dependent upon certain key management personnel and consultants. The Company has limited international sales and operations experience. The manufacture and sale of medical devices entails significant risk of product liability claims in the event that the use of such devices is alleged to have resulted in adverse effects to a patient. The Company's product liability insurance coverage is limited. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Registration Statement originally filed on Form S-1 with the Securities and Exchange Commission on May 31, 1996, amended thereafter, and declared effective on August 2, 1996. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     On or about June 18, 1996, the Company's Stockholders, through written consents pursuant to Section 228 of the Delaware General Corporation Law, (i) elected Jeffrey M. Arnold, M. Fazle Husain, Marlene Krauss, M.D., David F. Muller, Ph.D., Zachary C. Berk, David F. Rollo, M.D., Ph.D., Rolf S. Stutz, Richard J. Cohen, M.D., Ph.D. and Laurence J. Blumberg, M.D. as Directors of the Company, (ii) ratified the appointment of Price Waterhouse LLP as the independent auditors of the Company for the year ending December 31, 1996, (iii) approved the certificate of amendment to the Amended and Restated Certificate of Incorporation, providing for a reverse stock split of the Company's Common Stock, (iv) approved the Company's 1996 Equity Incentive Plan, (v) approved the Company's 1996 Employee Stock Purchase Plan, (vi) approved the Company's 1996 Director Option Plan, (vii) approved the Company's Amended and Restated Certificate of Incorporation, effective upon the closing of the initial public offering of the Company's Common Stock, (viii) approved the Amended and Restated By-laws of the Company, effective upon the closing of the initial public offering of the Company's Common Stock, (ix) waived a certain Section of a certain Stockholders' Agreement dated as of February 8, 1993, (x) approved the classification of the Company's Directors, and (xi) ratified all actions taken and things previously done by the incorporators, stockholders, directors and officers of the Company.

Votes Cast For:      5,205,560
Votes Cast Against:  0
Votes Withheld       0
Abstentions:         0
Broker Nonvotes:     0

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a. The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

        b. The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAMBRIDGE HEART, INC.


Date: September 13, 1996                 By:  /s/ Thomas V. Hennessey, Jr.
                                            ----------------------------------
                                            Thomas V. Hennessey, Jr.
                                            Vice President of Operations,
                                            Treasurer and Chief
                                            Financial Officer

                                 EXHIBIT INDEX



    Exhibit Number           Description
    --------------           -----------

         11                 Statement re Computation of Unaudited Pro Forma
                            Net Loss Per Share

         27                 Financial Data Schedule