Form 10-Q
period 1996-09-30
CAMBRIDGE HEART INC
filed 1996-11-13
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
 ended September 30, 1996                    Commission File Number 0-20991

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

Yes  X    No
-------   -------

  Number of shares outstanding of the issuer's classes of common stock as of
                              November 8, 1996;


           Class                                   Number of Shares Outstanding
---------------------------------                  ----------------------------
Common Stock, par value $.001 per share                      10,204,994

                             CAMBRIDGE HEART, INC.

                                     INDEX


                                                         Page Number
                                                         -----------

PART I.   FINANCIAL INFORMATION                                4

          Item 1. Financial Statements                         4

                  Balance Sheet at December 31,
                  1995 and September 30, 1996                  4

                  Statement of Operations
                  for the Three-month and Nine-month
                  periods ended September 30, 1995
                  and 1996 and the period from
                  inception (January 16, 1990) through
                  September 30, 1996                           5

                  Statement of Cash Flows
                  for the Nine-month periods ended
                  September 30, 1995 and 1996 and
                  the period from inception (January 16,
                  1990) through September 30, 1996             6

                  Notes to Condensed Financial
                  Statements                                   7

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   9


PART II.  OTHER INFORMATION                                   12

          Item 6. Exhibits and Reports on Form 8-K            12


SIGNATURE                                                     13


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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                             CAMBRIDGE HEART, INC.
                       (a development stage enterprise)

                                 BALANCE SHEET


                                                          December 31,   September 30,
                                                              1995           1996
                                                          ------------   -------------
                                                                          (unaudited)
Current assets:
Cash and cash equivalents...............................   $3,948,147     $20,221,213
Accounts receivable.....................................          -           203,365
Inventory...............................................      118,865         279,812
Prepaid expenses and other current assets...............       48,370         395,243
                                                           ----------     -----------

 Total current assets...................................    4,115,382      21,099,633

Fixed assets, net.......................................      161,978         266,228
Other assets............................................          -           121,416
                                                           ----------     -----------
                                                           $4,277,360     $21,487,277
                                                           ==========     ===========

Current liabilities:
Accounts payable........................................   $  108,471     $   234,964
Accrued expenses........................................      126,738         197,774
License fees payable....................................       31,212          31,212
                                                           ----------     -----------

 Total current liabilities..............................      266,421         463,950
                                                           ----------     -----------

Series B convertible preferred stock, $.001 par value;
 2,500,000 shares authorized; 2,333,333 and 0 shares
 issued and outstanding at December 31, 1995 and
 September 30, 1996......................................       2,333             -
Series A convertible preferred stock, $.001 par value;
 6,900,000 shares authorized; 6,578,083 and 0 shares
 issued and outstanding at December 31, 1995 and
 September 30, 1996......................................       6,578             -
Common stock, $.001 par value; 20,000,000 shares
 authorized; 3,163,163 and 10,183,872 shares issued and
 outstanding at December 31, 1995 and September 30, 1996.       3,163          10,184
Additional paid-in-capital...............................   9,079,671      29,211,105
Deficit accumulated during the development stage.........  (5,080,806)     (7,794,087)
                                                           ----------     -----------

                                                            4,010,939      21,427,202
Less: deferred compensation..............................         -          (403,875)
                                                           ----------     -----------

 Total stockholders' equity..............................   4,010,939      21,023,327
                                                           ----------     -----------

                                                           $4,277,360     $21,487,277
                                                           ==========     ===========

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.
                       (a development stage enterprise)

                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                                                                 Period from
                                                    Three months ended           Nine months ended                inception
                                                      September 30,                September 30,                 (January 16,
                                                  -----------------------    ----------------------------        1990 through
                                                     1995         1996          1995             1996          September 30, 1996
                                                  ---------   -----------    -----------      -----------      ------------------
Product revenue.................................  $  68,047   $   235,305     $    68,047     $   475,007          $   543,054
Revenue from research and option agreement......        -             -               -            25,000               50,000
                                                  ---------   -----------     -----------     -----------          -----------

 Total revenue..................................     68,047       235,305          68,047         500,007              593,054
Cost of goods sold..............................     81,947       246,416          81,947         553,740              695,052
                                                  ---------   -----------     -----------     -----------          -----------

                                                    (13,900)      (11,111)        (13,900)        (53,733)            (101,998)

Cost and expenses:
Research and development........................    372,144       569,205       1,123,417       1,441,947            4,728,052
Selling, general and administrative.............    274,475       638,923         740,710       1,456,107            3,639,800
                                                  ---------   -----------     -----------     -----------          -----------

 Loss from operations...........................   (660,519)   (1,219,239)     (1,878,027)     (2,951,787)          (8,469,850)

Interest expense................................        -             -               -               -                 (5,620)
Interest income.................................     75,851       158,192         181,204         238,506              681,383
                                                  ---------   -----------     -----------     -----------          -----------

Net loss........................................  $(584,668)  $(1,061,047)    $(1,696,823)    $(2,713,281)         $(7,794,087)
                                                  =========   ===========     ===========     ===========          ===========

Net loss per share..............................              $     (0.14)
                                                              ===========

Weighted average common
  shares outstanding............................                7,702,234
                                                              ===========

Supplementary net loss per share................              $     (0.11)                    $     (0.32)
                                                              ===========                     ===========

Supplementary weighted average
  common shares outstanding.....................                9,300,478                       8,501,685
                                                              ===========                     ===========



           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.
                       (a development stage enterprise)

                            STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                                                    Period from
                                                                                                     inception
                                                              Nine months ended September 30,    (January 16, 1990)
                                                             ----------------------------------    1990) through
                                                                  1995              1996         September 30, 1996
                                                             ---------------  -----------------  -------------------
Cash flows from operaing activities:
Net loss...................................................    $(1,696,823)      $(2,713,281)        $(7,794,087)
                                                               -----------       -----------         -----------
Adjustments to reconcile net loss to net
  cash used for operating activities:
  Issuance of common stock purchase right
    to licensor............................................            -                 -                35,640
  Depreciation.............................................         18,073             41,011             86,921
  Amortization of deferred compensation....................            -               44,875             44,875
  Changes in assets and liabilities:
    Increase in accounts receivable........................         (68,047)          (203,365)         (203,365)
    Increase in inventory..................................         (48,513)          (160,947)         (279,812)
    Increase in prepaid expenses and other
      current assets.......................................          (8,669)          (346,873)         (395,243)
    Increase in other assets...............................         (12,791)          (121,416)         (121,416)
    Increase (decrease) in accounts payable
      and accrued expenses.................................            (681)           197,529           432,738
    Increase in license fees
      payable..............................................              -                 -              31,212
                                                               -----------       -----------         -----------

      Net cash used for operating activities...............     (1,817,451)       (3,262,467)         (8,162,537)
                                                               -----------       -----------         -----------

Cash flows from investing activities:
Purchases of fixed assets                                          (52,932)         (145,261)           (353,149)
                                                               -----------       -----------         -----------

Cash flows from financing activities:
Proceeds from issuance of notes payable....................            -                 -               100,000
Proceeds from issuance of common stock, net
  of issuance costs........................................          2,602        19,680,794          19,686,509
Proceeds from capital contribution.........................            -                 -                 3,100
Proceeds from issuance of Series A preferred
  stock, net of issuance costs.............................            -                 -             5,596,777
Proceeds from issuance of Series B preferred
  stock, net of issuance costs.............................      3,350,513               -             3,350,513
                                                               -----------       -----------         -----------

      Net cash provided by financing activities...........       3,353,115        19,680,794          28,736,899
                                                               -----------       -----------         -----------

Net increase in cash and cash equivalents.................       1,482,732        16,273,066          20,221,213
Cash and cash equivalents at beginning
  of period...............................................       3,329,490         3,948,147                 -
                                                               -----------       -----------         -----------
Cash and cash equivalents at end
  of period...............................................     $ 4,812,222       $20,221,213         $20,221,213
                                                               ===========       ===========         ===========

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

    During the period from inception (January 16, 1990) through September 30, 1996, the Company devoted substantially all of its efforts to business planning, raising financing, recruiting personnel, research and development and obtaining regulatory approval for its products. Although the Company commenced its planned principal activities and began selling its product in 1995, it has not generated significant revenue therefrom. Accordingly, the Company is considered to be in the development stage, as defined by Statement of Financial Accounting Standards No. 7, at September 30, 1996.

2.  BASIS OF PRESENTATION
    The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's filing of its registration statement on Form S-1, dated August 2, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Cambridge Heart, Inc. as of September 30, 1996, and the results of its operations for the three and nine month periods ending September 30, 1996 and 1995, and cash flows for the nine months ending September 30, 1996 and 1995, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

    Certain amounts in prior quarters have been reclassified to conform to the current quarter presentation. These reclassifications had no effect on the Company's results of operations.

3.  INVENTORIES
    Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out
    (FIFO) method.

4.  INITIAL PUBLIC OFFERING
    The Company completed its initial public offering, selling 2,437,750 shares of common stock for net proceeds of approximately $19,660,000. In conjunction with the initial public offering, all of the Company's outstanding preferred stock was converted to 4,455,708 shares of common stock.

5.  NET LOSS AND SUPPLEMENTARY NET LOSS PER SHARE

    Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents, consisting of common stock options and warrants and convertible preferred stock, have been excluded from the calculation as their effect is anti-dilutive.

    Supplementary net loss per share is determined by dividing net loss by the weighted average number of common shares and certain common share equivalents outstanding during the period, as discussed below. Common share equivalents have been excluded from the calculation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share equivalents issued and common stock sold at prices below the offering price in the twelve month periods preceding the initial filing of the Company's Registration Statement and through the effective date of the initial public offering have been included in the calculation as if outstanding for all periods through June 30, 1996.

    On August 2, 1996, the date of the Company's initial public offering, all of the preferred stock was converted to 4,455,708 shares of common stock. The supplementary net loss per share information included in the accompanying statement of operations for the three and nine months ended September 30, 1996 reflect the impact on supplementary net loss per share of such conversion as of the beginning of each period using the if-converted method.

    Historical net loss per share has not been presented for the nine month period ended September 30, 1996 and the three and nine month periods ended September 30, 1995 on the basis that it is irrelevant due to the significant change in the Company's capital structure and resultant loss per share which resulted upon conversion of the convertible preferred stock.

                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

     Cambridge Heart, Inc., a Delaware corporation (the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company has generated limited revenues from the shipment of demonstration units of its first product and has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase significantly in the future as it develops additional products and funds clinical trials of its products. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement. The Company has incurred cumulative net losses since inception through September 30, 1996 of approximately $7,794,000.

RESULTS OF OPERATIONS

     The Company's first product is the CH 2000 System. The system received 510(k) clearance from the U.S. Food and Drug Administration FDA in February 1996 and the Company's proprietary HiRes disposable electrode received 510(k) clearance in August of 1996. This electrode enables the CH 2000 System to measure T-wave alternans and perform more accurate electrocardiogram ("ECG") readings.

THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenues for the three months ended September 30, 1996 were $235,305. The revenue for the corresponding period in 1995 was $68,047. Revenues for the nine month period ended September 30, 1996 were $500,007. The same period in 1995 had revenues of 68,047. This increase of product revenue reflects continued shipments of the CH 2000 System to domestic and European sites. The cost of goods sold for the quarter ended September 30, 1996 was $246,416. The same period for the previous year had cost of goods sold of $81,947. The cost of goods sold for the nine month period ended September 30, 1996 was $553,740. The same period for 1995 had cost of goods sold of $81,947. These costs exceeded the product revenue because of fixed overhead costs, rework and scrap. As the volume of production increases the Company expects that the cost of goods sold will decrease as a percentage of revenue.

     Research and Development expenses increased to $569,205 in the quarter ended September 30, 1996 from $372,144 in the same period a year earlier. Research and Development expenses increased to $1,441,947 in the nine month period ended September 30, 1996 from $1,123,417 in the same period in 1995. This increase was principally due to increased staffing in engineering, software development and regulatory affairs, as well as higher clinical trial expenses. The Company expects to continue to selectively increase personnel in this area and expand clinical trials.

     General and Administrative expenses increased to $638,923 in the quarter ended September 30, 1996 from $274,475 in the same period in 1995. General and Administrative expenses increased to $1,456,107 in the nine month period ended September 30, 1996 from $740,710 for the same period in 1995. Most of this increase was due to increases in staffing in management and marketing. The Company expects General and Administrative expenses to increase as the Company expands its sales and marketing efforts and enters the public reporting environment.

     Interest income was $158,192 for the three months ended September 30, 1996 compared to $75,851 for the same period in 1995. For the nine months ended September 30, 1996, interest income was $238,506 compared to $181,204 in the same period in 1995. This interest income reflects the investment of the proceeds of a round of private financing in the second quarter of 1995 and the proceeds of the initial public offering of the Company's common stock in August, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company initially financed operations primarily from the sale of convertible preferred stock. As of September 30, 1996, the Company had raised $9,065,000 (net of stock issuance costs) from the private sales of equity securities, with net proceeds of $5,697,000 received in 1993 and $3,353,000 received in 1995. On August 2, 1996, the Company raised approximately $19,660,000 (net of stock issuance costs) from the sale of 2,437,750 shares of Common Stock in the Company's initial public offering. In conjunction with the initial public offering, 4,455,708 shares of preferred stock were converted to Common Stock.

     As of September 30, 1996, the Company had cash and cash equivalents of $20,221,213. The proceeds of the equity offerings have been used primarily to fund operating losses of $7,794,087, reflecting expenditures made primarily to support research and development activities, to form a marketing and sales organization, to support an administrative infrastructure and the investment of $353,149 in property and equipment as of September 30, 1996. In 1995, the Company used $2,615,000 to fund operating activities.

     The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Res electrodes. The Company does not expect capital expenditures to exceed an aggregate $3,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $470,000 of such minimum license maintenance fees subsequent to September 30, 1996. As part of these agreements, the

Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The foregoing forward-looking statements involve risks and uncertainties. As a direct or indirect result of any or a combination of any of the following factors, the Company's actual results may differ significantly from the results discussed in such forward-looking statements: The Company is a development stage company with a history of operating losses and there is no assurance of market acceptance of the Company's primary product, the CH 2000 System. The Company's products, product development activities, manufacturing processes and sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. The process of obtaining marketing clearance or approval for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance or approval will be granted for the Company's future products on a timely basis, if at all, or that the FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products. The medical device market is characterized by intensive development efforts and rapidly advancing technology and is highly competitive, and there can be no assurance that the Company will keep pace with advancing technology and competitive innovations. The Company's future success will depend, in part, on its ability to continue to develop patentable products, enforce its patents and obtain patent protection for its products both in the United States and in other countries. However, patent positions of medical device companies, including the Company, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company has limited manufacturing and marketing experience and is dependent upon certain key suppliers. The Company is also dependent upon certain key management personnel and consultants. The Company has limited international sales and operations experience. The manufacture and sale of medical devices entails significant risk of product liability claims in the event that the use of such devices is alleged to have resulted in adverse effects to a patient. The Company's product liability insurance coverage is limited. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on May 31, 1996. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

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



                                      CAMBRIDGE HEART, INC.


Date: November 13, 1996                    By:   /s/ Thomas V. Hennessey, Jr.
                                               --------------------------------
                                                 Thomas V. Hennessey, Jr.
                                                 Vice President of Operations,
                                                 Treasurer and Chief
                                                 Financial Officer

                                 EXHIBIT INDEX




         Exhibit Number                  Description
         --------------                  -----------
              11             Statement re Computation of Per Share Earnings

              27             Financial Data Schedule