Form 10-K405
period 1996-12-31
CAMBRIDGE HEART INC
filed 1997-03-31
CIK 913443

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the Transition period from     to     .

                          COMMISSION FILE NO. 0-20991

                             CAMBRIDGE HEART, INC.
            (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                              13-3679946
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

     1 OAK PARK DRIVE, BEDFORD, MA                      01730
    (Address of Principal Executive                  (Zip Code)
               Offices)

                                (617) 271-1200
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

    COMMON STOCK, $0.001 PAR VALUE             NASDAQ NATIONAL MARKET
          Title of each class              Name of each Exchange on Which
                                                     Registered

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $52,619,766, based on the last reported sale price of the Common Stock on the Nasdaq National Market on March 26, 1997.

   Indicate the number of shares outstanding of each class of Common Stock:
10,360,795 shares of $.001 par value Common Stock as of March 26, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE:

         DOCUMENT DESCRIPTION                         10-K PART
  Portions of the Registrant's Proxy                  Part III
  Statement for the Annual Meeting of
  Shareholders to be held June  23 ,
                 1997


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Cambridge Heart, Inc. ("Cambridge Heart" or the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, including proprietary disposable electrodes, the Company is addressing such key problems in cardiac diagnosis as (i) the identification of those at risk of sudden cardiac death, accounting for approximately 50% of all deaths due to heart attack, (ii) the early detection of coronary artery disease and (iii) the prompt and accurate diagnosis of heart attack. The Company's lead product, the CH 2000 System, is designed to perform conventional cardiac stress tests as well as to incorporate the Company's proprietary technology to non-invasively measure extremely low levels of T-wave alternans, a beat-to-beat alternation in a portion of the electrocardiogram. Clinical research published to date has demonstrated that T-wave alternans is associated with vulnerability to ventricular arrhythmias responsible for sudden cardiac death to a degree comparable to electrophysiology ("EP") testing, the most accurate invasive test.

HEART DISEASE

  Cardiac disease is the leading cause of death in the United States and many other developed countries. According to the American Heart Association, in 1993 cardiovascular disease accounted for 42% of all deaths in the United States. Approximately 1.5 million people suffered heart attacks in the United States in 1993, resulting in 500,000 deaths. Approximately half of these deaths were sudden, generally the result of ventricular arrhythmias, which cause the heart to beat in an abnormal and ineffective manner.

COMPANY OVERVIEW

  The Company has developed an innovative, proprietary non-invasive cardiac diagnostic system which the Company believes will address shortcomings in currently available cardiac diagnostic procedures. The Company's initial product, the CH 2000 System, is designed to perform a broad range of cardiac stress tests as well as to incorporate the Company's T-wave alternans technology. Current clinical research into T-wave alternans has demonstrated an association between T-wave alternans and vulnerability to ventricular arrhythmia.

  The Company's research on its CH 2000 System, using T-wave alternans technology and Hi-Res electrodes to diagnose ventricular arrhythmias, indicates that the Company's system has the following potential advantages:

  . Accuracy--Clinical studies to date indicate that the detection of T-wave alternans can identify vulnerability to ventricular arrhythmias more accurately than other non-invasive tests and with results comparable to those of EP studies.

  . Non-invasive--Unlike EP studies which require the insertion of electrical catheters into the patient's heart and the administration of local anesthesia, the CH 2000 System requires only the placement of electrodes on the patient's chest.

  . Broad Applicability--Six million standard stress tests and three million imaging stress tests were performed in the United States in 1995. The CH 2000 System, incorporating the Company's proprietary T-wave alternans technology, is designed to simultaneously detect coronary artery disease and assess the risk of sudden cardiac death due to ventricular arrhythmias and with only a modest increase--estimated to be less than $100--in the total cost of the procedure.

  . Non-Hospital Setting--Unlike EP studies and other tests which require a hospital setting, the CH 2000 System can be used in a physician's office.

  . Procedure Cost Advantages--The Company anticipates that a stress test with the CH 2000 System utilizing T-wave alternans technology will cost approximately $400 per procedure, compared with approximately $3,000 to $4,000 for an EP study.

  . System Affordability--Starting at under $30,000, the CH 2000 System is only moderately more expensive than standard stress test systems and only 10% to 30% the cost of certain other equipment, such as ultrasound or nuclear imaging equipment.

  The Company is also conducting research into the detection of ischemic heart disease using its cardiac electrical imaging technology ("CEI"). CEI provides an image of the electrical activity of the heart that is highly sensitive to changes resulting from ischemia, the lack of oxygen caused by coronary artery disease or acute myocardial infarction. The Company intends to pursue application of this technology (i) to provide for enhanced detection and localization of coronary artery disease during a standard exercise stress test and (ii) to provide faster and more accurate diagnosis of acute myocardial infarction in patients who arrive at hospital emergency rooms with acute chest pain.

  The CH 2000 System and the Hi-Res electrodes have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans but no claim about the applicability or prognostic use of the alternans measurement. The Company is currently conducting further clinical studies and expects to make a subsequent 510(k) submission to the FDA with additional clinical data in order to obtain a subsequent clearance with broader claims. This submission is expected to be made in the first half of 1997, with clearance possible by early 1998, but there can be no assurance that such clearance will be obtained on a timely basis, if at all. Until clearance or approval of the broader prognostic claims is obtained, the Company may not publicize the prognostic capabilities of its T-wave alternans technology.

  Internationally, the Company received the CE mark for sale in Europe for the CH 2000 System in April 1996, and was approved by the Ministry of Health in Japan in August 1996.

PRODUCTS AND APPLICATIONS

  The CH 2000 System is designed to perform conventional cardiac stress tests as well as to incorporate the Company's proprietary T-wave alternans technology. Current clinical research into T-wave alternans has demonstrated an association between certain T-wave alternans and vulnerability to ventricular arrhythmias. The Company's proprietary T-wave alternans technology permits evaluation, computation and recording of T-wave alternans during bicycle exercise, atrial pacing or pharmacological stress. Because of the need to record very small variations in electric signals for precise T-wave alternans measurement, the CH 2000 System incorporates proprietary Hi-Res electrodes and proprietary signal processing algorithms to minimize noise levels resulting from patient movement.

  THE CH 2000 SYSTEM

  The Company's CH 2000 System is a fully-featured diagnostic system that includes a cart-mounted computer with proprietary software, integral ECG system, display, keyboard and output devices which can be configured for both hospital and office settings. This system is designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac stress tests and is compatible with both standard electrodes and with the Company's Hi-Res electrodes for T-wave alternans analysis. The CH 2000 System is capable of controlling both treadmill and bicycle ergometers and is well suited for standard, nuclear or echocardiogram stress tests.

  In addition to the incorporation of T-wave alternans technology, the CH 2000 System has been designed to provide a broad range of special features, including the following:

  . A 15-inch high-resolution color monitor for the display of critical data and parameters, including the display of full 12-lead output, or that of any specific lead, as required.

  . The capacity to generate printed output including 12-lead reports, a summary of an entire stress test on one page, and alternans levels versus normal heart rate for an entire study.

  . The incorporation of hard disk and optional optical disk storage of data acquired during the stress test, facilitating both post-test analysis and post-test annotation of results.

  . A modular design using standard computer components for easy maintenance and upgrade.

  Although the Company's strategic focus is on its proprietary T-wave alternans and CEI technologies, the Company expects that its international distribution partners, Kontron Instruments Ltd. ("Kontron") and Fukuda Denshi Co., Ltd. ("Fukuda Denshi"), will market the base CH 2000 System as their top-end offering in the stress test market.

  ASSOCIATION OF T-WAVE ALTERNANS AND VENTRICULAR ARRHYTHMIAS

  The association between ventricular arrhythmia and extremely low levels of T-wave alternans (not detectable by visual inspection of the electrocardiogram ("ECG")) was unknown until recently. Research conducted in Dr. Richard J. Cohen's laboratory at the Massachusetts Institute of Technology ("MIT") beginning in the early 1980's indicated that analysis of microvolt (one-millionth of a volt) levels of T-wave alternans was predictive of vulnerability to ventricular arrhythmias responsible for sudden cardiac death. Dr. Cohen, a founder, director of, and consultant to, the Company, and his associates at MIT developed the technology to quantify this electrical conduction pattern which has been exclusively licensed to the Company and which forms the basis of the Company's proprietary technology.

  In a collaborative study of 83 patients conducted at Massachusetts General Hospital ("MGH") in collaboration with Dr. Cohen's laboratory at MIT, which was published in the New England Journal of Medicine in December 1994, the detection of T-wave alternans at certain levels in patients referred for EP studies was shown to be as accurate as invasive EP testing in predicting sudden cardiac death and life-threatening ventricular arrhythmias. In the high risk population studied for up to 20 months following the procedure, an actuarial analysis involving 66 patients indicated that 81% of those testing positive for T-wave alternans died or suffered a life-threatening arrhythmia within 20 months of the test; only 6% of the patients testing negative for T-wave alternans did so. These results were comparable to those obtained with invasive EP testing and were more predictive than those which have been reported using other non-invasive methods.

  The Company has sponsored and is continuing to sponsor a number of clinical studies relating to the
CH 2000 System, its T-wave alternans technology and its Hi-Res electrodes to establish the prognostic value of T-wave alternans technology. There can be no assurance that the results of such studies will confirm earlier studies, or that regulatory clearance will be received.

  CARDIAC ELECTRICAL IMAGING FOR ISCHEMIC HEART DISEASE

  The Company is conducting research into systems to detect ischemic heart disease based upon its CEI technology, which provides an image of the electrical activity of the heart. Animal studies and an initial human study indicate that CEI is highly sensitive to changes resulting from ischemia, the lack of oxygen caused by coronary artery disease or acute myocardial infarction. The Company intends to pursue application of this technology (i) to provide for enhanced detection and localization of coronary artery disease during a standard exercise stress test and (ii) to provide faster and more accurate diagnosis of acute myocardial infarction in patients who arrive at hospital emergency rooms with acute chest pain.

  Cardiac electrical imaging utilizes the Company's own signal processing software and a proprietary array of disposable "Laplacian" electrodes. Each electrode is focused in that it provides signals from a highly localized region of the heart, in contrast to standard electrodes which record signals from all regions of the heart. An array of Laplacian electrodes provides a highly sensitive means of detecting the presence of ischemia and localizing the regions of ischemia within the heart.

  The Company is evaluating the incorporation of CEI technology into the CH 2000 System, and intends to initiate additional clinical studies of this technology in the second quarter of 1997. In addition, the Company is evaluating the commercial feasibility of a portable system incorporating CEI technology for hospital emergency room use to detect acute myocardial infarction.

MARKETING AND SALES

  The Company is targeting the market for cardiac stress systems with its CH 2000 System. In 1996, approximately 3,000 cardiac stress systems were sold in the United States, and the Company believes that the total installed U.S. base of cardiac stress systems is approximately 22,000 units.

  The Company believes that the key to the adoption of the CH 2000 System and market acceptance of its proprietary technologies to diagnose heart disease will be continued clinical development and positive clinical experience with the CH 2000 System, together with the publication of these results in medical journals. The commercial success of the CH 2000 System will require marketing, educational and sales efforts to encourage cardiologists and other medical professionals to utilize T-wave alternans testing and, eventually, CEI, in their medical practices. The Company plans to establish centers of excellence at leading cardiology medical centers, fund studies to further demonstrate the efficiency of its technologies, support seminars and symposiums and participate in industry trade shows and academic conferences.

  The Company intends to market its products in the United States primarily through a direct sales force in major urban areas and through independent distributors elsewhere. The Company has hired a Vice President of Sales and Business Development to lead its sales and marketing organization and is in the process of hiring additional sales and support personnel as it introduces the CH 2000 System in the U.S. market. The Company has also entered into agreements with several regional independent distributors.

  The Company intends to market its products internationally through independent distributors. The Company has entered into distribution agreements with Kontron for the sale of the CH 2000 System in Europe and the Middle East, and with Fukuda Denshi for the sale of the CH 2000 System in Japan. The Company sold a limited number of demonstration units to Fukuda Denshi in 1995. The Company began commercial shipment of complete CH 2000 Systems, including Hi-Res electrodes, to Kontron in April 1996, and commercial shipments to Fukuda Denshi began in August 1996 following the approval of the Japanese Ministry of Health.

  During the year ended December 31, 1996, sales to Kontron and Fukuda Denshi comprised approximately 76% of the Company's revenue.

MANUFACTURING

  The Company performs final assembly, including hardware and software components, and testing of its products, at its corporate headquarters in Bedford, Massachusetts. The Company believes its facility will be adequate to meet its needs through 1997. The Company will be required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including GMP standards. The Company's manufacturing facilities are subject to periodic inspection by both U.S. and international regulatory agencies.

  The manufacturing process consists primarily of final assembly of purchased components, testing operations and packaging. Components are purchased according to the Company's specifications and are inspected and tested by the Company. The Company relies on outside vendors to manufacture certain major components used in the CH 2000 System, including its Hi-Res electrodes. A number of components are currently supplied by sole source vendors, although the Company believes that alternative sources of supply could be identified on a timely basis, if necessary.

RESEARCH AND DEVELOPMENT

  The Company has licensed four different product technologies from MIT, including the technology underlying T-wave alternans and CEI, which were developed at MIT over a period of approximately ten years at a cost of over five million dollars. The Company also has rights to any follow-on technologies developed at MIT which are derived from the four original technologies. The Company is actively engaged in commercializing the CH 2000 System, and is conducting research and development with respect to its CEI technology, which is investigational. The Company is evaluating this technology both for incorporation into the CH 2000 System and for stand-alone use in hospital emergency rooms.

  The Company believes that its technology base will permit it to develop additional products for use in the diagnosis and treatment of cardiac disease. Other cardiac diagnostic and treatment areas the Company intends to investigate include monitoring of blood flow from the heart as a method of measuring hemodynamic deterioration and the measurement of beat-to-beat fluctuation in heart rate, blood pressure and respiration rate to measure and quantify directly the functioning of the body's regulatory mechanisms. These technologies will require significant additional research and development expenditures by the Company in the event it should elect to pursue any of these technologies and the Company has not yet commenced any product development or clinical testing of these technologies.

  The Company's research and development expenses were $1,124,000 in 1994, $1,560,000 in 1995 and $2,255,000 in 1996. The Company expects research and development expenses to increase significantly in the future as it develops additional products and funds clinical trials on its products. As of December 31, 1996, the Company had 15 employees engaged in research and development activities.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

  The computer algorithms that allow the CH 2000 System to measure T-wave alternans and certain aspects of the Company's CEI technology, including the CEI electrodes, are covered by U.S. patents issued to MIT that are licensed exclusively to the Company. The Company has applied for a U.S. patent covering the use of exercise or physiological stress in the measurement of T-wave alternans, which has been allowed, and corresponding foreign patents are pending. The Company has also applied for U.S. and foreign patents covering additional proprietary signal processing algorithms and its Hi-Res electrodes for use in the measurement of T-wave alternans. The failure to obtain such patents could have a material adverse effect on the Company's business, financial condition and results of operations. The Company owns or is the exclusive licensee of seven patents issued or allowed and six patents pending in the United States, with 17 corresponding foreign patents issued or pending with respect to its technology.

  The Company and MIT have entered into four license agreements (the "MIT License Agreements"), pursuant to which the Company is the exclusive licensee of certain technologies upon which the Company's current and future products are based, including certain patents associated therewith. Two of the MIT License Agreements that cover the T-wave alternans analysis technology incorporated in the Company's CH 2000 System and that relate to cardiac electrical imaging are of material importance to the Company. These licenses are exclusive until 2007; thereafter, each license will convert to a nonexclusive license, and will last for the life of the applicable patents, unless extension of exclusivity is agreed to by MIT. In addition, the Company has entered into a license agreement with Dr. Cohen, (the "Cohen License Agreement"), pursuant to which the Company is the exclusive licensee of certain technology developed by Dr. Cohen which the Company may include in its future products. These license agreements impose various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on the Company. Failure by the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license. The loss of the Company's exclusive rights to the T-wave alternans and cardiac electrical imaging technologies, licensed under two of the MIT License Agreements, or the termination of either or both of such agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that its intellectual property and expertise, as originally licensed from MIT and thereafter developed at the Company, constitute an important competitive resource, and the Company intends to continue to aggressively evaluate markets and products which are most appropriate to exploit the expertise licensed by, and developed at, the Company. In addition, the Company intends to maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by the Company is appropriately protected, and, where necessary, to assure that there is no infringement of the Company's proprietary technology by competitive technologies.

  The Company's future success will depend, in part, on its ability to continue to develop patentable products, enforce its patents and obtain patent protection for its products both in the United States and in other countries. However, the patent positions of medical device companies, including the Company, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

  The commercial success of the Company will also depend in part on its neither infringing patents issued to others nor breaching the licenses upon which the Company's products are based. The Company has licensed significant technology and patents from third parties, including patents and technology relating to T-wave alternans and CEI licensed from MIT. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on the Company. Failure of the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license.

  The Company also relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent technologies or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology. The Company relies on confidentiality agreements with its collaborators, employees, advisors, vendors and consultants to protect its trade secrets. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection for the Company's products, for any reason, would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

  The medical device market is characterized by intensive development efforts and rapidly advancing technology. The future success of the Company will depend, in large part, upon its ability to anticipate and keep pace with advancing technology and competitive innovations. However, there can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. In addition, there can be no assurance that new products or alternative diagnostic techniques will not be developed that will render the Company's current or planned products obsolete or inferior. Rapid technological development by competitors may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to such products. Alternative technologies exist today in each of the areas being addressed by the Company, including ECGs, Holter monitors, ultrasound tests and systems for measuring cardiac late potentials.

  Competition from medical devices which help to diagnose cardiac disease is intense and likely to increase. The Company's competitors include manufacturers of ECG stress test equipment, including major multinational companies. Many of the Company's competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals that may act as a barrier to market entry. Other large health care companies may enter the non-invasive cardiac diagnostic product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed by the Company, and such companies also may be more successful than the Company in producing and marketing such products or their existing products. Competing companies may also introduce competitive pricing pressures that may adversely affect the Company's sales levels and margins. There can be no assurance that the Company will be able to compete successfully with existing or new competitors.

GOVERNMENT REGULATION

  The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation in the United States. Medical devices are regulated in the United States by the U.S. Food and Drug Administration (the "FDA") and generally require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising and distribution of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approval, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

  Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to GMP standards). Class II devices are subject to general controls and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A pre-market approval application ("PMA") must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application.

  Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a pre-market notification ("510(k) notification") submission or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

  Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order clearing the 510(k) is issued by the FDA. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 200 days. An FDA order may declare that the device is substantially equivalent to a legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or requires further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information generally delays market introduction of the product that is the subject of the 510(k) notification.

  All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA's investigational device exemption ("IDE") regulations. If the device presents a "significant risk," the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the result of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. If the device presents a "non-significant risk," approval by an Institutional Review Board prior to commencing human clinical trials is required.

  If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as an extensive literature review to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the agency will "file" the application. The FDA has 180 days to review a PMA application, although the review of an application more often occurs over a protracted time period, and generally takes two years or more from the filing date to complete.

  The PMA approval process can be expensive, uncertain and lengthy. A number of devices for which pre-market approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened by the FDA to review and evaluate the application and provide recommendations to the agency as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the GMP regulations for medical devices prior to approval of the PMA application. If granted, the approval may include significant limitations on the indicated uses for which a product may be marketed.

  Any products manufactured or distributed by the Company are subject to pervasive and continuing regulation by the FDA including record keeping requirements, reporting of adverse experience with the use of the device, post-market surveillance, post-market registry and other actions deemed necessary by the FDA. A 510(k) submission is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device. When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k) application. The FDA's regulations provide only limited guidance for making this determination. The FDA's regulations also require agency approval of a PMA or 510(k) supplement for certain changes to a PMA device if they affect the safety and effectiveness of the device, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the device, changes in manufacturing methods or quality control systems and changes in performance or design specifications. Failure by the Company to receive approval of a PMA supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved or cleared device on a timely basis, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There is currently no universally accepted definition of a medical device in Europe and there is no common approach to medical device regulation among the various countries. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for Class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries is expected to undergo major changes as a result of the creation of medical directives by the European Union.

  The CH 2000 System and the Hi-Res electrodes have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans but no claim about the applicability or prognostic use of the alternans measurement. The Company is currently conducting further clinical studies and expects to make a subsequent 510(k) submission to the FDA with additional clinical data in order to obtain a subsequent clearance with broader claims. This submission is expected to be made in the first half of 1997, with clearance possible by early 1998, but there can be no assurance that such clearance will be obtained on a timely basis, if at all. Until clearance or approval of the broader prognostic claims is obtained, the Company may not publicize the prognostic capabilities of its T-wave alternans technology.

  Internationally, the Company received the CE mark for sale in Europe for the CH 2000 System in April 1996, and was approved by the Ministry of Health in Japan in August 1996.

EMPLOYEES

  As of December 31, 1996, the Company has 33 full-time employees, of whom 5 hold Ph.D. degrees and 7 hold other advanced degrees. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

REIMBURSEMENT

  Suppliers of health care products and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third party payors (Medicare, Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for by such payors to the physicians and clinics utilizing the
CH 2000 System or by taking the position that such reimbursement is not available at all.

  The Company believes that the availability and level of third party reimbursement will influence the decisions of physicians, clinics and hospitals to purchase and use the Company's products and thereby affect the pricing of the Company's products. The Company's strategy to obtain approval of payments to physicians using its products includes (i) enlisting the assistance of leading cardiac specialists in making presentations to health care administrators to inform them of the benefits of the additional data provided by the CH 2000 System, and of the potential pharmacoeconomic benefits resulting from the use of the products and (ii) working with professional organizations to foster awareness and support for its products.

  Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control directly the price health care providers and drug and device manufacturers may charge for their services and products. The scope and timing of such reforms cannot be predicted, but if adopted and implemented, such reforms could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

  The Company's facilities consist of approximately 11,000 square feet of office, research and manufacturing space located at 1 Oak Park Drive, Bedford, Massachusetts pursuant to a lease which expires in the year 2000. The Company believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names, ages and positions of the current executive officers of the Company:

NAME                     AGE                              POSITION
----                     ---                              --------
Jeffrey M. Arnold.......  47 President, Chief Executive Officer and Director
Thomas V. Hennessey,
 Jr.....................  48 Vice President of Operations, Treasurer and Chief Financial Officer
Paul Albrecht, Ph.D.....  40 Vice President of Engineering and Secretary
J. Alex Martin..........  43 Vice President of Sales and Business Development
Robert T. Miragliuolo...  44 Vice President of Clinical and Regulatory Affairs

  Jeffrey M. Arnold. Mr. Arnold has been President and Chief Executive Officer of the Company since September 1993. From 1990 to January 1992, Mr. Arnold was President and Chief Executive Officer and a director of Molecular Simulations Inc., formerly Polygen Corporation, a leading supplier of software for rational drug design. From January 1992 until September 1993, Mr. Arnold was an independent management consultant providing interim executive management to high technology companies. Mr. Arnold is a director of Momentum Software Corporation. Mr. Arnold received a B.S. in Electrical Engineering from MIT.

  Thomas V. Hennessey, Jr. Mr. Hennessey has been Vice President of Operations and Chief Financial Officer since November 1995. From October 1992 to July 1995, Mr. Hennessey was the Chief Financial Officer at AutoImmune, Inc., a biotechnology company. From July 1991 to October 1992 he was Vice President and Chief Financial Officer of Medical Diagnostics, Inc., a provider of medical imaging services. Mr. Hennessey received a B.S. and an M.S. in Mechanical Engineering from MIT and an M.B.A. from the Harvard Graduate School of Business Administration.

  Paul Albrecht, Ph.D. Dr. Albrecht has been Vice President of Engineering since June 1993. From February 1991 to June 1993, Dr. Albrecht was Engineering Manager at Cerner Corporation, where he previously served as Director of Research and Development and Principal of Intellimetrics Corporation (which was acquired by Cerner in 1991). Dr. Albrecht received a B.A. in Physics from Dartmouth College, an M.S. in Electrical Engineering from MIT and a Ph.D. in Medical Engineering from the Harvard-MIT Division of Health Sciences and Technology.

  J. Alex Martin. Mr. Martin has been Vice President of Sales and Business Development since June 1995. From March 1989 to June 1995, Mr. Martin was employed by the USCI Division of C.R. Bard Inc., during which time he served in various positions, including Director of Marketing for the Angioplasty Division and National Sales Manager for USCI. Mr. Martin received a B.G.S. from the University of Kentucky.

  Robert T. Miragliuolo. Mr. Miragliuolo has been Vice President of Regulatory and Clinical Affairs since April 1996. From November 1987 until April 1996, Mr. Miragliuolo was employed by C.R. Bard, Inc. During this time he served in several positions, including Corporate Director of Scientific Affairs and then Director of Regulatory Affairs for Cardiology. Mr. Miragliuolo has a B.S. in Biology from Providence College and an M.S. in Biostatistics from the University of Vermont.

  Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. Dr. Marlene Krauss, a director of the Company, is married to another director of the Company, Dr. Zachary Berk. There are no other family relationships among any executive officers or directors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    SHAREHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

  Shares of the Company's Common Stock have been traded on the Nasdaq National Market under the symbol "CAMH" since August 2, 1996, prior to which time such shares were not publicly traded. The Common Stock is not traded on any market, foreign or domestic, other than the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq National Market.

                         1996                     HIGH    LOW
                         ----                    ------ -------
       Third Quarter............................ $12.00 $ 7.156
        (August 2, 1996 through
         September 30, 1996)
       Fourth Quarter........................... $12.75 $10.375

  The depositary for the Common Stock is American Stock Transfer and Trust Company (the "Depositary"), 40 Wall Street, New York, New York 10005. On March 26, 1997, the Company had approximately 125 holders of Common Stock of record. On March 26, 1997, the closing price of the Company's Common Stock on the Nasdaq National Market was $11.50.

DIVIDENDS

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all future earnings to finance future operations and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                       1993(/1/)  1994      1995       1996
                                       --------- -------  ---------  ---------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER
                                                    SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Product revenue.......................   $  --   $    --  $      68  $     842
Revenue from research and option
 agreement............................      --        25         --         25
                                         -----   -------  ---------  ---------
  Total revenue.......................   $  --   $    25  $      68  $     867
Cost of goods sold....................      --        --        141        884
                                         -----   -------  ---------  ---------
Gross profit (loss)...................   $  --   $    25  $     (73) $     (17)
Costs and expenses:
  Research and development............   $ 589   $ 1,124  $   1,560  $   2,255
  Selling, general and administrative.     321       724      1,110      2,270
                                         -----   -------  ---------  ---------
    Total costs and expenses..........   $ 910   $ 1,848  $   2,670  $   4,525
                                         -----   -------  ---------  ---------
Loss from operations..................   $(910)  $(1,823) $  (2,743) $  (4,542)
Interest income, net..................      27       164        246        507
                                         -----   -------  ---------  ---------
  Net loss............................   $(883)  $(1,659) $  (2,497) $  (4,035)
                                         =====   =======  =========  =========
Pro forma net loss per share..........                    $   (0.32) $   (0.45)
                                                          =========  =========
Pro forma weighted average common and
 common
 equivalent shares outstanding(/2/)...                    7,727,524  8,928,603
                                                          =========  =========

                                                       DECEMBER 31,
                                              ---------------------------------
                                              1993(/1/)  1994    1995    1996
                                              --------- ------  ------  -------
BALANCE SHEET DATA:
Cash and cash equivalents....................  $5,029   $3,329  $3,948  $18,589
Working capital..............................   4,865    3,081   3,849   19,146
Total assets.................................   5,060    3,421   4,277   20,229
Total liabilities............................     166      266     266      500
Accumulated deficit..........................    (925)  (2,584) (5,081)  (9,116)
Stockholders' equity.........................   4,813    3,155   4,011   19,730

--------
(1) The Company's operations during the period from inception (January 16, 1990) through December 31, 1992 were minimal, consisting primarily of business establishment and planning. During the period from inception (January 16, 1990) through December 31, 1991, the Company's only activity consisted of incorporation and the sale of 50 shares of its Common Stock for an aggregate of $1. No expenses were recorded during this period. During the year ended December 31, 1992, the Company's activities were comprised of initial start up expenses totalling $41,888 (current liabilities related to these expenses totaled $37,310 at December 31, 1992) and the issuance of additional Common Stock for cash proceeds of $5,599. Due to the immaterial nature of these activities, the statement of operations data for the year ended December 31, 1992, and balance sheet data as of December 31, 1992 have been omitted from the table above.
(2) For the years ended December 31, 1995 and 1996, pro forma weighted average common and common equivalent shares outstanding consist of 7,233,875 and 8,701,280 shares of common stock, respectively, after giving effect to the reverse stock split and the conversion of preferred stock upon the completion of the Company's intitial public offering and 493,649 and 227,323 shares, respectively, attributable to options granted and common stock sold at prices below the offering price in the twelve months preceding the initial filing of the Company's registration statement on Form S-1 and through the effective date of the Company's initial public offering using the if-converted method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company has generated limited revenues from the shipment of its first product and has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase significantly in the future as it develops additional products and funds clinical trials of its products. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement. The Company has incurred cumulative net losses since inception through December 31, 1996 of approximately $9,116,000.

RESULTS OF OPERATIONS

  FISCAL 1995 COMPARED TO FISCAL 1996

  The Company had $68,047 of product revenue in the fiscal year ended December 31, 1995 ("Fiscal 1995") and product revenue of $841,942 in the fiscal year ended December 31, 1996 ("Fiscal 1996"). This increase in product revenue reflects the first full year of product sales and FDA clearance to sell the Company's products in the United States. Approximately 80% of these revenues reflect sales to foreign distributors. The Company also had $25,000 of contract revenue income in Fiscal 1996, but none in Fiscal 1995.

  Cost of goods sold was $141,312 in Fiscal 1995 and $884,229 in Fiscal 1996, representing 208% and 105%, respectively, of product sales. These expenses reflect a number of fixed costs that were incurred as the Company expanded manufacturing operations in anticipation of commercializing its products.

  The Company's research and development expenses were $1,559,915 in Fiscal 1995 and $2,254,884 in Fiscal 1996. This increase was due to staffing increases, clinical trial expansion and patent legal expenses.

  The Company's selling, general and administrative expenses increased from $1,109,724 in Fiscal 1995 to $2,269,532 in Fiscal 1996. The increase was primarily attributable to the development of the Company's field sales force and administrative infrastructure upon commencement of commercial sales of the Company's products.

  Interest income was $245,946 in Fiscal 1995, compared to $506,824 in Fiscal 1996. This increase reflects the increase in invested funds due to the Company's initial public offering in August 1996.

  FISCAL 1994 COMPARED TO FISCAL 1995

  The Company had no product revenue in the fiscal year ended December 31, 1994 ("Fiscal 1994") and product revenue of $68,047 in Fiscal 1995. This revenue reflects the initial sales of demonstration units to foreign distributors. The Company had $25,000 of contract research revenue in Fiscal 1994, but none in Fiscal 1995.

  There was no cost of goods sold in Fiscal 1994 compared to $141,312 in Fiscal 1995, representing 208% of product sales. These expenses reflect a number of fixed costs that were incurred as the Company expanded manufacturing operations in anticipation of commercializing its products.

  The Company's research and development expenses were $1,123,752 in Fiscal 1994 and $1,559,915 in Fiscal 1995. This increase was principally due to staffing increases.

  The Company's selling, general and administrative expenses increased from $723,918 in Fiscal 1994 to $1,109,724 in Fiscal 1995. The increase was primarily attributable to staffing increases and administrative infrastructure.

  Interest income was $163,957 in Fiscal 1994, compared to $245,946 in Fiscal 1995. This increase reflects the increase in invested funds as a result of a private placement of the Company's securities in April 1995.

  INFLATION AND INCOME TAXES

  Inflation did not have a significant effect on the Company's results of operations for any of the three years in the period ended December 31, 1996.

  The Company recorded no provision for income taxes for 1994, 1995 and 1996 because it incurred net losses in each of such years. At December 31, 1996, the Company had net operating loss carryforwards of $9,462,000 as well as $314,000 of tax credit carryforwards available to offset future taxable income and income tax liabilities, respectively. These carryforwards generally expire in the years 2007 through 2011 and may be subject to annual limitations as a result of changes in the Company's ownership. There can be no assurance that changes in ownership in future periods or continuing losses will not significantly limit the Company's use of net operating loss and tax credit carryforwards.

  The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management's operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured including approval of the Company's products by the FDA and market acceptance of these products by customers. Based upon the weight of all available evidence, the Company has provided a full valuation allowance ($4,037,000 at December 31, 1996) for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed operations primarily from the sale of equity securities. As of December 31, 1996, the Company had raised $28,742,000 (net of stock issuance costs) from the sales of equity securities, with net proceeds of $5,697,000 received in 1993, $3,353,000 received in 1995 and $19,686,000 received in 1996.

  As of December 31, 1996, the Company had cash and cash equivalents of $18,589,000. The proceeds of the equity offerings have been used primarily to fund operating losses of $9,116,000, reflecting expenditures made primarily to support research and development activities, to form a marketing and sales organization, and to support an administrative infrastructure, and the investment of approximately $580,000 in property and equipment as of December 31, 1996. In 1996, the Company used $4,674,000 to fund operating activities.

  The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Res electrodes. The Company does not expect capital expenditures to exceed an aggregate $3,000,000 over the next two years.

  Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products, as further described in Notes 10 and 11 of the Company's financial statements and related notes thereto. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $470,000 of such minimum license maintenance fees subsequent to December 31, 1996. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

  The Company anticipates that its existing capital resources, including the proceeds of its initial public offering in 1996 and the interest earned thereon, will be adequate to satisfy its capital requirements for at least the next two years. There may be circumstances, however, that would accelerate the Company's use of such funds. If this occurs, the Company, may, from time to time, incur additional indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company on acceptable terms, if at all.

RECENTLY ENACTED ACCOUNTING STANDARD

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, common share equivalents and other convertible securities outstanding. SFAS 128 is effective in the Company's fourth quarter of 1997 and will be adopted at that time. The Company has not yet determined the impact, if any, of SFAS 128 on its reported results of operations. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

  This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes,"
"anticipates," "plans," "expects,"

"intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Annual Report.

  The Company since inception has engaged primarily in research, development, testing and obtaining regulatory clearances for its products. The Company expects to incur substantial and increasing net losses for the foreseeable future as a result of sales and marketing, research and product development, manufacturing and other expenses expected to be incurred as the Company further commercializes the CH 2000 System and expands its product offerings. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

  The Company believes that its future success substantially depends upon successful commercialization and market acceptance of the CH 2000 System incorporating the Company's T-wave alternans technology. The analysis of T-wave alternans to diagnose ventricular arrhythmias is a new diagnostic approach that is currently investigational. The Company has not yet applied for clearance from the FDA for a labelling claim covering the applicability or prognostic use of its T-wave alternans technology. Acceptance will depend upon the Company's ability to obtain regulatory clearance or approval for claims covering the applicability or prognostic use of T-wave alternans measurement, as well as its ability to demonstrate the diagnostic advantages, cost-effectiveness and performance features of the CH 2000 System. There can be no assurance that the Company will be able to successfully commercialize or achieve market acceptance of the CH 2000 System or that the Company's competitors will not develop competing technologies that are superior to those of the Company.

  The Company has sponsored and is continuing to sponsor a number of clinical studies relating to the CH 2000 System, its T-wave alternans technology and its Hi-Res electrodes to establish the prognostic value of its T-wave alternans technology. While these studies and third-party studies on high risk patients to date have indicated that T-wave alternans is associated with ventricular arrhythmia to a degree comparable to EP testing, there can be no assurances that the results of such studies will continue to do so. Any results of clinical studies or trials which fail to demonstrate that T-wave alternans is comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of this, or other Company technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's products, product development activities, manufacturing processes and sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. In order for the Company to market its products for clinical use in the United States, the Company must obtain from the FDA clearance of a 510(k) pre-market notification, or approval of a more extensive submission known as pre-market approval application. The process of obtaining marketing clearance or approval for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance or approval will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products.

  A significant portion of the Company's revenue will be dependent upon sales of its products outside the United States. Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Specifically, the European Union has promulgated rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. There is no assurance that the Company will be able to obtain CE approval for its future products. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

  The medical device market is characterized by intensive development efforts and rapidly advancing technology. The future success of the Company will depend, in large part, upon its ability to anticipate and keep pace with advancing technology and competitive innovations. However, there can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. In addition, there can be no assurance that new products or alternative diagnostic techniques will not be developed that will render the Company's current or planned products obsolete or inferior. Rapid technological development by competitors may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to such products.

  Competition from medical devices which help to diagnose cardiac disease is intense and likely to increase. The Company competes with manufacturers of ECG stress tests, the conventional method of diagnosing ischemic heart disease, and may compete with manufacturers of other non-invasive tests, including ECGs, Holter monitors, ultrasound tests and systems for measuring cardiac late potentials. Many of the Company's competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

  The Company intends to market its products in the United States primarily through its own direct sales force and, to a lesser extent, distributors. Significant expenditures, management resources and time will be required for the Company to develop a successful domestic direct sales force. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's sales efforts will be successful. The Company intends to market its products internationally through independent distributors. These distributors may also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on the Company's business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. To the extent that the Company relies on sales in certain territories through distributors, any revenues the Company receives in those territories will depend upon the efforts of its distributors. Furthermore, there can be no assurance that a distributor will market the Company's products successfully or that the terms of its distribution arrangements will be acceptable to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements filed as part of this Report are listed and indexed on page F-1. The Company does not meet the requirements to include supplementary data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE COMPANY" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 1997 (the "1997 Proxy Statement") under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is contained in the 1997 Proxy Statement under the captions "Directors' Compensation" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is contained in the 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is contained in the 1997 Proxy statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1.FINANCIAL STATEMENTS

      The Company's financial statements are indexed on page F-1.

  (a)2.FINANCIAL STATEMENT SCHEDULES

      All applicable information is readily determinable from the notes to the Company's financial statements.

  (a)3.LISTING OF EXHIBITS

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
 ##3.1       Certificate of Incorporation, as amended, of the Registrant.
 ##3.2       Form of Restated Certificate of Incorporation of the Registrant to
             be filed upon the closing of the public offering.
 ##3.3       By-Laws of the Registrant, as amended.
 ##4.1       Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.
 ##10.1      1993 Incentive and Non-Qualified Stock Option Plan, as amended.
 ##10.2      1996 Equity Incentive Plan.
 ##10.3      1996 Employee Stock Purchase Plan.
 ##10.4      1996 Director Stock Option Plan.
 ##10.5      Consulting and Technology Agreement between the Registrant and Dr.
             Richard J. Cohen, dated February 8, 1993.
 ##10.6      Employment Agreement between the Registrant and Jeffrey M. Arnold, dated September 1, 1993.
 ##10.7      Employment Agreement between the Registrant and Paul Albrecht,
             Ph.D., dated April 27, 1993.
 ##10.8      License Agreement By and Between the Registrant and Dr. Richard J.
             Cohen, dated February 8, 1993.
 ##10.9      Lease By and Between the Registrant and R.W. Connelly, dated June
             1, 1995.
 ##10.10*    Exclusive distribution agreement by and between the Registrant and
             Kontron Instruments Ltd., dated December 28, 1995.
 ##10.11*    Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.
 ##10.12     License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing Myocardial Electrical
             Stability".
 ##10.13     License Agreement by and between the Registrants and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiac Electrical Imaging".
 ##10.14     License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Pacing Technology For Prevention of
             Cardiac Dysrhythmias".
 ##10.15     License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiovascular System
             Identification", as amended on July 9, 1996.
 ##10.16     Investors' Rights Agreement by and among the Company, Financial
             Strategic Portfolios, Inc.--Health Sciences Portfolio and the
             Global Health Sciences Fund, dated September 29, 1993.

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
 ##10.17 Investors' Rights Agreement by and among the Company and Morgan
         Stanley Venture Capital Fund II, L.P., Morgan Stanley Venture Capital
         Fund II, C.V. and Morgan Stanley Venture Investors, L.P., dated April
         19, 1995.
 ##10.18 Warrant to Purchase Shares of common Stock of the Company in favor of
         Richard J. Cohen, dated September 29, 1993.
 ##10.19 Form of additional warrant to purchase shares of Common Stock of the
         Company.
 ##10.20 Form of Registration Rights Agreement by and between the Company and various Founders, each dated March 29, 1993.
  #11.1  Computation of Pro Forma Net Loss Per Share.
  #23.1  Consent of Price Waterhouse LLP.
  #27    Financial Data Schedule.

--------
#Filed herewith.
##Incorporated by reference from the Company's Registration Statement on Form S-1 dated August 2, 1996.
*Confidential treatment has been granted as to certain portions.

  (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.

                                       CAMBRIDGE HEART, INC.

                                       By:  /s/    Jeffrey M. Arnold
                                           ------------------------------------
                                            Jeffrey M. Arnold, President
                                             and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 NAME                                TITLE                     DATE
                 ----                                -----                     ----
                                   President, Chief Executive             March 31, 1997
/s/     Jeffrey M. Arnold          Officer and Director
---------------------------------  (Principal Executive
        Jeffrey M. Arnold          Officer)

/s/ Thomas V. Hennessey, Jr.       Chief Financial Officer,               March 31, 1997
---------------------------------  Vice President of Operations
    Thomas V. Hennessey, Jr.       and Treasurer (Principal
                                   Financial and Accounting
                                   Officer)

/s/      Marlene Krauss            Chairperson and Director               March 31, 1997
---------------------------------
         Marlene Krauss

                                   Director                               March 31, 1997
/s/      Zachary C. Berk
---------------------------------
         Zachary C. Berk

/s/   Laurence J. Blumberg         Director                               March 31, 1997
---------------------------------
      Laurence J. Blumberg

/s/     Richard J. Cohen           Director                               March 31, 1997
---------------------------------
        Richard J. Cohen

/s/      J. Daniel Cole            Director                               March 31, 1997
---------------------------------
         J. Daniel Cole

/s/      M. Fazle Husain           Director                               March 31, 1997
---------------------------------
         M. Fazle Husain

/s/      David F. Rollo            Director                               March 31, 1997
---------------------------------
         David F. Rollo

                                   Director                               March 31, 1997
/s/       Rolf S. Stutz
---------------------------------
          Rolf S. Stutz

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                          DESCRIPTION                                       PAGE
 -------                                        -----------                                       ----
    ##3.1  Certificate of Incorporation, as amended, of the Registrant.
    ##3.2  Form of Restated Certificate of Incorporation of the Registrant to be filed upon the closing of the public offering.
    ##3.3  By-Laws of the Registrant, as amended.
    ##4.1  Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.
   ##10.1  1993 Incentive and Non-Qualified Stock Option Plan, as amended.
   ##10.2  1996 Equity Incentive Plan.
   ##10.3  1996 Employee Stock Purchase Plan.
   ##10.4  1996 Director Stock Option Plan.
   ##10.5  Consulting and Technology Agreement between the Registrant and
           Dr. Richard J. Cohen, dated February 8, 1993.
   ##10.6  Employment Agreement between the Registrant and Jeffrey M. Arnold, dated September 1, 1993.
   ##10.7  Employment Agreement between the Registrant and Paul Albrecht, Ph.D., dated April 27, 1993.
   ##10.8  License Agreement By and Between the Registrant and Dr. Richard J. Cohen,
           dated February 8, 1993.
   ##10.9  Lease By and Between the Registrant and R.W. Connelly, dated June 1, 1995.
 ##10.10*  Exclusive distribution agreement by and between the Registrant and Kontron
           Instruments Ltd., dated December 28, 1995.
 ##10.11*  Exclusive Distributorship Agreement by and between the Registrant and
           Fukuda Denshi Co., Ltd.
  ##10.12  License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing
           Myocardial Electrical Stability".
  ##10.13  License Agreement by and between the Registrants and the Massachusetts Institute of
           Technology, dated September 28, 1993, relating to the technology of
           "Cardiac Electrical Imaging".
  ##10.14  License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of
           "Pacing Technology For Prevention of Cardiac Dysrhythmias".
  ##10.15  License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of
           "Cardiovascular System Identification", as amended on July 9, 1996.
  ##10.16  Investors' Rights Agreement by and among the Company, Financial Strategic Portfolios,
           Inc.Health Sciences Portfolio and the Global Health Sciences Fund, dated
           September 29, 1993.
  ##10.17  Investors' Rights Agreement by and among the Company and Morgan Stanley Venture
           Capital Fund II, L.P., Morgan Stanley Venture Capital Fund II, C.V. and Morgan Stanley
           Venture Investors, L.P., dated April 19, 1995.
  ##10.18  Warrant to Purchase Shares of common Stock of the Company in favor of
           Richard J. Cohen, dated September 29, 1993.
  ##10.19  Form of additional warrant to purchase shares of Common Stock of the Company.
  ##10.20  Form of Registration Rights Agreement by and between the Company and various Founders, each dated March 29, 1993.
   #11.1   Computation of Pro Forma Net Loss Per Share.
   #23.1   Consent of Price Waterhouse LLP.
   #27     Financial Data Schedule.

--------
#Filed herewith.
## Incorporated by reference from the Company's Registration Statement on Form S-1 dated August 2, 1996.
*Confidential treatment has been granted as to certain portions.

                             CAMBRIDGE HEART, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................  F-2
Balance Sheet at December 31, 1995 and 1996...............................  F-3
Statement of Operations for the three years ended December 31, 1996.......  F-4
Statement of Changes in Stockholders' Equity for the three years ended De-
 cember 31, 1996..........................................................  F-5
Statement of Cash Flows for the three years ended December 31, 1996.......  F-6
Notes to Financial Statements.............................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Heart, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cambridge Heart, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Boston, Massachusetts
February 12, 1997

                             CAMBRIDGE HEART, INC.

                                 BALANCE SHEET

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1995         1996
                                                      -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 3,948,147  $18,588,583
  Accounts receivable................................         --       420,984
  Inventory..........................................     118,865      251,788
  Prepaid expenses and other current assets..........      48,370      384,423
                                                      -----------  -----------
    Total current assets.............................   4,115,382   19,645,778
Fixed assets, net....................................     161,978      423,158
Other assets.........................................         --       160,523
                                                      -----------  -----------
                                                      $ 4,277,360  $20,229,459
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $   108,471  $   202,377
  Accrued expenses...................................     126,738      283,333
  License fees payable...............................      31,212       14,011
                                                      -----------  -----------
    Total current liabilities........................     266,421      499,721
                                                      -----------  -----------
Commitments (Notes 10 and 11)
STOCKHOLDERS' EQUITY:
  Series B convertible preferred stock, $0.001 par
   value; 2,500,000 shares authorized; 2,333,333 and
   0 shares issued and outstanding at December 31,
   1995 and December 31, 1996, respectively..........       2,333          --
  Series A convertible preferred stock, $0.001 par
   value; 6,900,000 shares authorized; 6,578,083 and
   0 shares issued and outstanding at December 31,
   1995 and December 31, 1996, respectively..........       6,578          --
  Common stock, $0.001 par value; 25,000,000 shares
   authorized; 3,163,163 and 10,214,783 shares issued
   and outstanding at December 31, 1995 and 1996, re-
   spectively........................................       3,163       10,215
  Additional paid-in-capital.........................   9,079,671   29,216,646
  Accumulated deficit ...............................  (5,080,806)  (9,115,685)
                                                      -----------  -----------
                                                        4,010,939   20,111,176
  Less: deferred compensation........................         --      (381,438)
                                                      -----------  -----------
    Total stockholders' equity.......................   4,010,939   19,729,738
                                                      -----------  -----------
                                                      $ 4,277,360  $20,229,459
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
Product revenue.........................  $       --   $    68,047  $   841,942
Revenue from research and option agree-
 ment...................................       25,000          --        25,000
                                          -----------  -----------  -----------
  Total revenue.........................       25,000       68,047      866,942
Cost of goods sold......................          --       141,312      884,229
                                          -----------  -----------  -----------
                                               25,000      (73,265)     (17,287)
Cost and expenses:
 Research and development...............    1,123,752    1,559,915    2,254,884
 Selling, general and administrative....      723,918    1,109,724    2,269,532
                                          -----------  -----------  -----------
  Loss from operations..................   (1,822,670)  (2,742,904)  (4,541,703)
Interest income.........................      163,957      245,946      506,824
                                          -----------  -----------  -----------
Net loss................................  $(1,658,713) $(2,496,958) $(4,034,879)
                                          ===========  ===========  ===========
Pro forma net loss per share............               $     (0.32) $     (0.45)
                                                       ===========  ===========
Pro forma weighted average common shares
 outstanding............................                 7,727,524    8,928,603
                                                       ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                              SERIES A
                  SERIES B CONVERTIBLE      CONVERTIBLE
                    PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK
                  --------------------- --------------------- -------------------- ADDITIONAL
                  NUMBER OF             NUMBER OF             NUMBER OF              PAID-IN   ACCUMULATED    DEFERRED
                    SHARES    PAR VALUE   SHARES    PAR VALUE   SHARES   PAR VALUE   CAPITAL     DEFICIT    COMPENSATION
                  ----------  --------- ----------  --------- ---------- --------- ----------- -----------  ------------
Balance at
December 31,
1993............         --    $  --     6,578,083   $6,578    3,000,000  $ 3,000    5,728,839 $  (925,135)  $     --
Issuance of
common stock
through exercise
of stock
options.........                                                  30,833       31          181
Net loss........                                                                                (1,658,713)
                  ----------   ------   ----------   ------   ----------  -------  ----------- -----------   ---------
Balance at
December 31,
1994............         --       --     6,578,083    6,578    3,030,833    3,031    5,729,020  (2,583,848)        --
Issuance of
Series B
convertible
preferred stock
in April 1995,
net of issuance
costs of
$149,487
(including
$87,500 paid to
a related
party--see Note
11).............   2,333,333    2,333                                                3,348,180
Issuance of
common stock
through exercise
of stock
options.........                                                 132,330      132        2,471
Net loss........                                                                                (2,496,958)
                  ----------   ------   ----------   ------   ----------  -------  ----------- -----------   ---------
Balance at
December 31,
1995............   2,333,333    2,333    6,578,083    6,578    3,163,163    3,163    9,079,671  (5,080,806)        --
Issuance of
common stock
through initial
public offering.                                               2,437,750    2,438   19,651,447
Conversion of
preferred stock
into common
stock...........  (2,333,333)  (2,333)  (6,578,083)  (6,578)   4,455,708    4,456        4,455
Issuance of
common stock
through exercise
of stock
options.........                                                 156,250      156       29,325
Deferred
compensation
related to
common stock
options
granted.........                                                                       448,750                (448,750)
Issuance of
common stock
through exercise
of warrants.....                                                   1,912        2        2,998
Amortization of
deferred
compensation....                                                                                                67,312
Net loss........                                                                                (4,034,879)
                  ----------   ------   ----------   ------   ----------  -------  ----------- -----------   ---------
Balance at
December 31,
1996............         --    $  --           --    $  --    10,214,783  $10,215  $29,216,646 $(9,115,685)  $(381,438)
                  ==========   ======   ==========   ======   ==========  =======  =========== ===========   =========
                      TOTAL
                  STOCKHOLDERS'
                     EQUITY
                  -------------
Balance at
December 31,
1993............   $ 4,813,282
Issuance of
common stock
through exercise
of stock
options.........           212
Net loss........    (1,658,713)
                  -------------
Balance at
December 31,
1994............     3,154,781
Issuance of
Series B
convertible
preferred stock
in April 1995,
net of issuance
costs of
$149,487
(including
$87,500 paid to
a related
party--see Note
11).............     3,350,513
Issuance of
common stock
through exercise
of stock
options.........         2,603
Net loss........    (2,496,958)
                  -------------
Balance at
December 31,
1995............     4,010,939
Issuance of
common stock
through initial
public offering.    19,653,885
Conversion of
preferred stock
into common
stock...........           --
Issuance of
common stock
through exercise
of stock
options.........        29,481
Deferred
compensation
related to
common stock
options
granted.........           --
Issuance of
common stock
through exercise
of warrants.....         3,000
Amortization of
deferred
compensation....        67,312
Net loss........    (4,034,879)
                  -------------
Balance at
December 31,
1996............   $19,729,738
                  =============

  The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................  $(1,658,713) $(2,496,958) $(4,034,879)
Adjustments to reconcile net loss to net
 cash used for operating activities:....
 Depreciation...........................       12,786       30,392       98,328
 Loss on disposal of fixed assets.......          --           --        12,178
 Amortization of deferred compensation..          --           --        67,312
 Changes in assets and liabilities:
  Increase in accounts receivable.......          --           --      (420,984)
  Increase in inventory.................          --      (118,865)    (132,923)
  Increase in prepaid expenses and other
   current assets.......................      (16,010)     (30,160)    (336,053)
  (Increase) decrease in other assets...        2,800          --      (160,523)
  Increase in accounts payable and ac-
   crued expenses.......................      107,027       71,876      250,501
  Decrease in license fees payable......      (71,680)     (71,680)     (17,201)
  Decrease in due to related party......      (15,878)         --           --
                                          -----------  -----------  -----------
   Net cash used for operating activi-
    ties................................   (1,639,668)  (2,615,395)  (4,674,244)
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets...............      (60,284)    (119,064)    (371,686)
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock,
 net of issuance costs..................          212        2,603   19,686,366
Proceeds from issuance of Series B pre-
 ferred stock, net of issuance costs....          --     3,350,513          --
                                          -----------  -----------  -----------
   Net cash provided by financing activ-
    ities...............................          212    3,353,116   19,686,366
                                          -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................   (1,699,740)     618,657   14,640,436
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR...................................    5,029,230    3,329,490    3,948,147
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..  $ 3,329,490  $ 3,948,147  $18,588,583
                                          ===========  ===========  ===========

     See supplemental disclosure of non-cash financing activitiy in Note 5.

   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY

  Cambridge Heart, Inc. (the "Company") was incorporated in Delaware on January 16, 1990 and is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company sells its products primarily to hospitals, research institutions and cardiovascular specialists.

  During the period from inception (January 16, 1990) through December 31, 1995, the Company devoted substantially all of its efforts to business planning, raising financing, recruiting personnel, research and development and obtaining regulatory approval for its products. Although the Company commenced its planned principal activities and began selling its products in 1995, it had not generated significant revenue therefrom. Accordingly, the Company was considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, at December 31, 1995.

  During the year ended December 31, 1996, the Company received regulatory approval for certain of its products and began selling products on a commercial basis. Accordingly, the Company is no longer considered to be in the development stage at December 31, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Significant accounting policies followed by the Company in the preparation of its financial statements are as follows:

 CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, securities of state government agencies and short-term commercial paper of companies with strong credit ratings and in diversified industries. The securities of state government agencies are reedemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The money market accounts and short-term commercial paper, totaling $10.5 million at December 31, 1996, are classified as held to maturity. The securities of state government agencies, totaling $8.0 million at December 31, 1996, are classified as available for sale. These investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

 FINANCIAL INSTRUMENTS

   The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and license fees payable, approximate their fair values at December 31, 1995 and 1996.

 INVENTORIES

   Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out
 (FIFO) method.

 FIXED ASSETS

   Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method based on estimated useful lives. Repair and maintenance costs are expensed as incurred.

 REVENUE RECOGNITION

   Revenue is recognized upon shipment of goods. Revenue from a research and option arrangement is recognized pursuant to the agreement as the work is performed.

                             CAMBRIDGE HEART, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 RESEARCH AND DEVELOPMENT

   Research, engineering and product development costs are expensed as incurred. Software development costs that would otherwise be capitalizable under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," have not been material to date.

 LICENSING FEES AND PATENT COSTS

   The Company has entered into licensing agreements which give the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under these licensing agreements and costs associated with patent application have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. Amounts capitalized at December 31, 1996 totaled $54,000 ($0 at December 31, 1995), net of $6,000 of accumulated amortization, which is included in other assets in the accompanying balance sheet.

 STOCK-BASED COMPENSATION

   The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), during 1996 for disclosure purposes only (Note 6).

 USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at December 31, 1995 and 1996, and the reported amounts of revenues and expenses during the three years in the period ended December 31, 1996. Actual results could differ from these estimates.

 PRO FORMA NET LOSS PER SHARE

   Pro forma net loss per share is determined by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, comprised of common stock options and warrants and convertible preferred stock, have been excluded from the calculation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share equivalents issued and common stock sold at prices below the offering price in the twelve months preceding the initial filing of the Company's Registration Statement on Form S-1 and through the effective date of its initial public offering have been included in the calculation as if outstanding through June 30, 1996.

   As described in Note 5, conversion of all convertible preferred stock occurred upon the closing of the public offering of the Company's common stock in August 1996. The pro forma net loss per share information included in the accompanying statement of operations for the years ended December 31, 1995 and 1996 reflects the impact on pro forma net loss per share of such conversion as of the beginning of each period or date of issuance, if later, using the if-converted method.

                             CAMBRIDGE HEART, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

   Historical net loss per share has not been presented on the basis that it is irrelevant due to the significant change in the Company's capital structure and resultant loss per share which resulted upon conversion of the convertible preferred stock.

 RECENTLY ENACTED ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, common share equivalents and other convertible securities outstanding. SFAS 128 is effective in the Company's fourth quarter of 1997 and will be adopted at that time. The Company has not yet determined the impact, if any, of SFAS 128 on its reported results of operations. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

3. FIXED ASSETS

  Fixed assets consist of the following:

                                                     ESTIMATED
                                                      USEFUL     DECEMBER 31,
                                                       LIFE    -----------------
                                                      (YEARS)    1995     1996
                                                     --------- -------- --------
   Computer equipment...............................      5    $100,554 $206,756
   Manufacturing equipment..........................      5      24,508   55,965
   Office furniture.................................      7      18,095   64,923
   Sales display and clinical research equipment....      3      64,731  220,252
                                                               -------- --------
                                                                207,888  547,896
   Less--accumulated depreciation...................             45,910  124,738
                                                               -------- --------
                                                               $161,978 $423,158
                                                               ======== ========

4. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1996
                                                              -------- --------
   Accrued bonus............................................. $ 66,540 $140,000
   Accrued professional fees.................................   24,094   69,016
   Employee stock purchase plan withholdings.................      --    26,779
   Accrued other.............................................   36,104   47,538
                                                              -------- --------
                                                              $126,738 $283,333
                                                              ======== ========

                             CAMBRIDGE HEART, INC.

5. STOCKHOLDERS' EQUITY

 REVERSE COMMON STOCK SPLIT

   On May 29, 1996, the Board of Directors authorized a 1-for-2 reverse stock split of the Company's common stock which was effective on July 8, 1996. All shares of common stock, common stock options and warrants, preferred stock conversion ratios and per share amounts included in the accompanying financial statements have been adjusted to give retroactive effect to the reverse stock split for all periods presented.

 PUBLIC OFFERING OF COMMON STOCK

   On August 2, 1996, the Company completed its initial public offering for the sale of 2,437,750 shares of common stock. The Company received approximately $19,654,000 from the sale of the shares, net of underwriting discounts and expenses associated with the offering.

 CONVERTIBLE PREFERRED STOCK

   The Company had authorized 10,400,000 shares of preferred stock, of which 6,900,000 shares had been designated as Series A convertible preferred stock ("Series A Preferred Stock") and 2,500,000 shares had been designated as Series B convertible preferred stock ("Series B Preferred Stock"). The remaining authorized shares have not been designated. The designated preferred stock had the following characteristics:

  Conversion

   Each share of preferred stock was convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of one share of common stock for two shares of preferred stock, subject to certain stock split and stock dividend adjustments. In addition, the conversion ratio was subject to adjustment, as defined in the respective agreements, in the event that the Company issued common stock at a per share price less than $3.00 and $2.00 per share for the Series B Preferred Stock and the Series A Preferred Stock, respectively.

   In conjunction with the Company's initial public offering in August 1996, all shares of Series A Preferred Stock and Series B Preferred Stock were converted into 3,289,041 and 1,166,667 shares of common stock, respectively.

  Dividends

   Dividends on the preferred stock were payable prior and in preference to any declaration or payment of any dividend on the common stock of the Company when, as and if declared by the Board of Directors of the Company. Through December 31, 1996, no dividends had ever been declared or paid by the Company.

  Liquidation Preference

   In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Series B Preferred Stock were entitled to receive in preference to the holders of the Series A Preferred Stock and the common stock an amount per share equal to $1.50. Subsequent to the repayment of the holders of the Series B Preferred Stock, the holders of the Series A Preferred Stock were entitled to receive in preference to the holders of the common stock an amount per share equal to $1.00.

  Voting Rights

   Each holder of preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such holder's shares were convertible at the date such vote is taken.

                             CAMBRIDGE HEART, INC.

5. STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)

 WARRANTS

   In connection with the Series A Preferred Stock issuance, warrants to purchase 328,904 shares of common stock were issued to the Company's selling agent, a related party (Note 11). The warrants were issued with an exercise price of $2.00 per share and expire in September 1998. The warrants contain a cashless exercise provision whereby the warrant holder can surrender in-the-money warrants in exchange for a net number of shares of Common Stock based on the fair market value of the Common Stock at the date of exercise. During 1996, 2,000 warrants were exercised, resulting in the issuance of 1,912 shares of common stock. At December 31, 1996, the Company has reserved 326,904 shares of common stock for issuance upon the exercise of these warrants.

   In addition, warrants to purchase 109,634 shares of common stock were issued in February 1993 to a related party who provides consulting services to the Company (Note 11). These warrants were issued with an exercise price of $2.00 per share and expire on September 24, 1998. At December 31, 1996, the Company has reserved 109,634 shares of common stock for issuance upon the exercise of these warrants.

   The value of the above warrants at the time of issuance was estimated by management and determined not to be material to the Company's results of operations and financial position.

   In conjunction with certain license agreements entered into during 1996 (Note 10), the Company issued warrants to purchase 25,000 shares of common stock to an unrelated party. The warrants were issued with an exercise price of $11.00 per share, are exercisable beginning in December 1999 and expire in March 2000. However, the warrants terminate if the related license agreements are terminated prior to exercise. The warrants contain a cashless exercise provision whereby the warrant holder can surrender in-the-money warrants in exchange for a net number of shares of common stock based on the fair market value of the common stock at the date of exercise. At December 31, 1996, the Company has reserved 25,000 shares of common stock for issuance upon the exercise of these warrants. As these warrants are effectively terminable by the Company without cause prior to their exercise, the value of these warrants has not yet been measured.

 NEWLY AUTHORIZED COMMON AND PREFERRED STOCK

   On May 29, 1996, the Company's Board of Directors increased the number of authorized shares of the Company's $0.001 par value common stock to 25,000,000 and authorized an additional 2,000,000 shares of the Company's $0.001 par value preferred stock. The newly authorized preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of the common stock.

                             CAMBRIDGE HEART, INC.

6. STOCK PLANS

 1993 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

   During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for the granting of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company. The total number of shares of common stock that may be issued pursuant to the exercise of options granted under the 1993 Plan is 1,688,663. Incentive stock options may not be granted at less than fair market value of the Company's common stock at the date of grant and for a term not to exceed ten years. For holders of more than 10% of the Company's total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant and for a term not to exceed five years. The exercise price under each non-qualified stock option shall be specified by the stock option committee, but shall in no case be less than the par value of the common stock subject to the non-qualified stock option.

 1996 EQUITY INCENTIVE PLAN

   During 1996, the Board of Directors authorized the 1996 Equity Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the issuance of up to 1,000,000 shares of the Company's common stock to eligible employees, officers, directors, consultants and advisors of the Company. Under the Incentive Plan, the Board of Directors may award incentive and non-qualified stock options, stock appreciation rights, performance shares and restricted and unrestricted stock.

   Incentive stock options may not be granted at less than fair market value of the Company's common stock at the date of grant and for a term not to exceed ten years. For holders of more than 10% of the Company's total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant and for a term not to exceed five years. The exercise price under each non-qualified stock option shall be specified by the stock option committee, but shall in no case be less than the par value of the common stock subject to the non-qualified stock option. Grants of stock appreciation rights, performance shares, restricted stock and unrestricted stock may be made at the discretion of the Board of Directors with terms to be defined therein except that the exercise and transfer of stock appreciation rights granted in tandem with stock options is limited by the terms of the related options.

   Transactions under the 1993 Plan and the Incentive Plan during the years ended December 31, 1994, 1995 and 1996 are summarized as follows:

                         DECEMBER 31, 1994   DECEMBER 31, 1995   DECEMBER 31, 1996
                         ------------------- ------------------- -------------------
                                    WEIGHTED            WEIGHTED            WEIGHTED
                                    AVERAGE             AVERAGE             AVERAGE
                         NUMBER OF  EXERCISE NUMBER OF  EXERCISE NUMBER OF  EXERCISE
                          OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                         ---------  -------- ---------  -------- ---------  --------
 Outstanding at begin-
  ning of year.......... 1,016,162   $0.29   1,032,829   $0.31   1,284,499   $0.47
 Granted................   578,125    0.20     396,500    0.74     224,500    6.92
 Exercised..............   (30,833)   0.01    (132,330)   0.02    (156,250)   0.16
 Canceled...............  (530,625)   0.18     (12,500)   0.20     (18,500)   0.72
                         ---------   -----   ---------   -----   ---------   -----
 Outstanding at end of
  year.................. 1,032,829   $0.31   1,284,499   $0.47   1,334,249   $1.44
                         =========   =====   =========   =====   =========   =====
 Exercisable at end of
  year..................   388,548   $0.33     365,741   $0.34     593,964   $0.41
                         =========   =====   =========   =====   =========   =====
 Weighted average fair
  value of options
  granted during the
  year..................                                 $0.26               $6.26
                                                         =====               =====

                             CAMBRIDGE HEART, INC.

6. STOCK PLANS--(CONTINUED)

   All options granted during 1995 have exercise prices equal to the fair market value of the common stock at the date of grant. The weighted average exercise price and weighted average fair value of options granted during 1996 at exercise prices less than the market price of the common stock at the date of grant were $1.59 and $6.97, respectively. The weighted average exercise price and weighted average fair value of options granted during 1996 at exercise prices equal to the market price of the common stock at the date of grant were $9.33 and $5.94, respectively. No options were granted during 1996 with exercise prices that exceeded the market price of the common stock at the date of grant.

   During 1996, the Company repriced approximately 107,000 options granted to employees prior to the Company's initial public offering from an exercise price of $10.00 per share to an exercise price of $8.13 per share, the fair market value of the Company's common stock at the time of the repricing.

 The following table summarizes information about stock options outstanding under the 1993 Plan and the Incentive Plan at December 31, 1996:

                                      WEIGHTED                         WEIGHTED
                                       AVERAGE                          AVERAGE
                                      REMAINING  WEIGHTED              EXERCISE
                                     CONTRACTUAL AVERAGE   NUMBER OF   PRICE OF
 RANGE OF EXERCISE         NUMBER     LIFE, IN   EXERCISE   OPTIONS   EXERCISABLE
 PRICES                  OUTSTANDING    YEARS     PRICE   EXERCISABLE   OPTIONS
 -----------------       ----------- ----------- -------- ----------- -----------
 $.002 - $.020..........    229,320     6.56      $0.01     109,070      $0.02
 $.20 - $.50............    603,267     6.97       0.29     390,697       0.23
 $1.00 - $2.00..........    348,412     8.12       1.26      94,197       1.58
 $4.00 - $8.125.........    120,750     9.46       7.66         --         --
 $10.625 - $12.00.......     32,500     9.86      10.97         --         --
                          ---------     ----      -----     -------      -----
                          1,334,249     7.52      $1.44     593,964      $0.41
                          =========     ====      =====     =======      =====

   At December 31, 1996, 2,369,250 shares of common stock are reserved for issuance upon exercise of the options issued under the 1993 Plan and the Incentive Plan, and there are 1,035,000 options available for future grant. Outstanding options generally vest on a pro rata basis over a period of three to five years.

   During 1996, the Company granted stock options to purchase 13,750 and 56,250 shares of its common stock, respectively, at exercise prices of $4.00 and $1.00 per share, respectively, to certain employees. The Company has recorded deferred compensation of $448,750, representing the difference between the estimated fair market value of the common stock on the date of grant ($8.00) and the exercise price. Deferred compensation related to these options is recorded as a reduction of stockholders' equity and is being amortized ratably over the option vesting period of five years. Compensation cost associated with these options recorded in 1996 was $67,312.

 1996 DIRECTOR OPTION PLAN

   During 1996, the Board of Directors authorized the issuance of up to 100,000 shares of the Company's common stock pursuant to its 1996 Director Option Plan (the "Director Plan"). Under the Director Plan, outside directors of the Company who are not otherwise affiliated with the Company are entitled to receive options to purchase 10,000 shares of common stock upon their initial election to the Board of Directors. All option grants made under the Director Plan have exercise prices equal to the fair market value of the Company's common stock on the date of grant, and will vest in three annual installments on the anniversary date of the grant. Director options will become immediately exercisable upon the occurrence of a change in control (as defined in the Director Plan). During 1996, options to purchase a total of 20,000 shares of common stock at an exercise price of $8.38 were granted to existing outside directors, in conjunction with the Company's initial public offering.

                             CAMBRIDGE HEART, INC.

6. STOCK PLANS--(CONTINUED)

 1996 EMPLOYEE STOCK PURCHASE PLAN

   During 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the issuance of up to 100,000 shares of the Company's common stock to eligible employees. Under the Purchase Plan, the Company is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The term of individual offerings, which are set by the Board of Directors, may be for periods of twelve months or less and may be different for each offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The first offering period commenced in October 1996.

 FAIR VALUE DISCLOSURES

   As discussed in Note 2, the Company has elected to adopt SFAS 123 through disclosure only. Had compensation cost for the Company's option plans been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, for options granted in 1995 and 1996, the Company's net loss and net loss per share would have been as follows:

                                                        YEAR ENDED   YEAR ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1995         1996
                                                       ------------ ------------
      Net loss:
        As reported...................................  $2,496,958   $4,034,879
        Pro forma.....................................  $2,505,931   $4,161,030
      Net loss per share:
        As reported...................................      $ 0.32       $ 0.45
        Pro forma.....................................      $ 0.32       $ 0.47

   The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995 and 1996, respectively: (i) dividend yield of 0% for both periods; (ii) expected volatility of 0% and 0%-50%;
 (iii) risk free interest rates of 6.1%-7.8% for the year ended December 31, 1995 and 5.8%-6.8%% for the year ended December 31, 1996; and (iv) a weighted average expected option term of 7 years for both periods. SFAS 123 requires that volatility be considered in the calculation of the fair value of an option grant only for grants made when an entity has publicly traded securities or has filed a registration statement to do so. Accordingly, a volatility of 0% was utilized for options granted by the Company prior to the initial filing of its Registration Statement on Form S-1.

   The above pro forma disclosures reflect options granted during 1995 and 1996 only. Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not necessarily representative of pro forma effects of reported net income (loss) for future years.

7. RESEARCH AND OPTION AGREEMENT

   In April 1994, the Company entered into a research and option agreement with a third party whereby the third party has agreed to fund $50,000 for certain research and development activities. Under this agreement, which has multiple phases to be perfomed by both the Company and the third party, the third party has the option to obtain an exclusive or non-exclusive license to sell products using technology developed by the

                             CAMBRIDGE HEART, INC.

7. RESEARCH AND OPTION AGREEMENT--(CONTINUED)

 Company, at which time the third party would be obligated to pay royalties to the Company on sales of the related products. Royalty rates would range from .375% to .75% of net sales of the related products (depending upon whether the license is non-exclusive or exclusive, respectively) with various minimum and maximum amounts. Amounts received relating to this agreement have been included as revenue in the statement of operations and the related costs have been included in research and development expense. This agreement may be terminated by the third party at any time.

8. INCOME TAXES

  The income tax benefit consists of the following:

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                           -----------------------------------
                                             1994        1995         1996
                                           ---------  -----------  -----------
     Income tax benefit:
       Federal............................ $ 646,000  $   880,000  $ 1,393,000
       State..............................   112,000      162,000      249,000
                                           ---------  -----------  -----------
                                             758,000    1,042,000    1,642,000
     Deferred tax asset valuation
      allowance...........................  (758,000)  (1,042,000)  (1,642,000)
                                           ---------  -----------  -----------
                                           $     --   $       --   $       --
                                           =========  ===========  ===========

  Deferred tax assets (liabilities) are comprised of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1995         1996
                                                      -----------  -----------
     Net operating loss carryforwards................ $ 1,932,000  $ 3,776,000
     Research and development tax credit
      carryforwards..................................     203,000      275,000
     Deferred start up and organizational expenses...      40,000       25,000
     Other...........................................      33,000        9,000
                                                      -----------  -----------
     Gross deferred tax assets.......................   2,208,000    4,085,000
     Fixed assets....................................      (8,000)     (26,000)
     Patent costs....................................         --       (22,000)
                                                      -----------  -----------
     Net deferred tax assets.........................   2,200,000    4,037,000
     Deferred tax asset valuation allowance..........  (2,200,000)  (4,037,000)
                                                      -----------  -----------
                                                      $       --   $       --
                                                      ===========  ===========

   The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management's operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured including approval of the Company's products and labelling claims by the U.S. Food and Drug Administration and market acceptance of the Company's products by customers. Based upon the weight of all available evidence, the Company has provided a full valuation allowance for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

                             CAMBRIDGE HEART, INC.

8. INCOME TAXES--(CONTINUED)

  Approximately $195,000 of the deferred tax asset attributable to net operating loss carryforwards was generated by the exercise of certain non-qualified stock options. Any future utilization of this amount will be credited directly to additional paid-in-capital, and not the income tax provision.

  Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                                  YEAR ENDED
                                 DECEMBER 31,
                               ---------------------
                               1994    1995    1996
                               -----   -----   -----
     Statutory U.S. federal
      tax rate...............  (35.0)% (35.0)% (35.0)%
     State taxes, net of fed-
      eral tax benefit.......   (7.5)   (7.2)   (6.2)
     Non-deductible ex-
      penses.................    2.2     0.8     1.3
     Federal research and de-
      velopment credits......   (4.3)   (2.0)   (1.6)
     Other...................   (1.1)    1.6     0.8
     Valuation allowance on
      deferred tax assets....   45.7    41.8    40.7
                               -----   -----   -----
                                 --      --      --
                               =====   =====   =====

  As of December 31, 1996, the Company has net operating loss carryforwards and research and development credits which may be used to offset future federal and state taxable income and tax liabilities as follows:

                                                                 RESEARCH AND
                                                                DEVELOPMENT TAX
                                                                    CREDIT
      YEAR OF                                    NET OPERATING -----------------
     EXPIRATION                                      LOSS      FEDERAL   STATE
     ----------                                  ------------- -------- --------
      2007......................................  $   14,000   $    --  $    --
      2008......................................     678,000     19,000    2,000
      2009......................................   1,707,000     69,000   28,000
      2010......................................   2,555,000     43,000   60,000
      2011......................................   4,508,000     67,000   26,000
                                                  ----------   -------- --------
                                                  $9,462,000   $198,000 $116,000
                                                  ==========   ======== ========

  An ownership change, as defined in the Internal Revenue Code, resulting from the Company's issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. The Company has determined that ownership changes have occurred at the time of the Series A Preferred Stock issuance in 1993 and the Series B Preferred Stock issuance in 1995, but has not yet determined the amount of the annual limitations. However, management does not believe that such limitations would materially impact the Company's ability to ultimately utilize its carryforwards, provided sufficient taxable income is generated in future years, although they may impact the timing of such utilization. Subsequent significant changes in ownership could further affect the limitations in future years.

9. SAVINGS PLAN

  In January 1995, Cambridge Heart adopted a retirement savings plan for all employees pursuant to Section 401 (k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 1995 or 1996.

                             CAMBRIDGE HEART, INC.

10. COMMITMENTS

 OPERATING LEASES

   On June 1, 1995, the Company entered into a lease for its office space. The term of this operating lease is five years and is cancelable by the Company at the end of the fourth year by providing six months notice and payment of a $22,000 penalty. The Company also has various noncancelable operating leases for office equipment and furniture which expire through 1999. Total rent expense under all operating leases was approximately $24,800, $68,100 and $98,700 for the years ended December 31, 1994, 1995 and 1996, respectively.

   At December 31, 1996, future minimum rental payments under the noncancelable leases are as follows:

     1997.............................................................. $135,000
     1998..............................................................  117,000
     1999..............................................................   66,000
                                                                        --------
                                                                        $318,000
                                                                        ========

 LICENSE MAINTENANCE FEES

   Pursuant to certain license arrangements, the Company must pay license maintenance fees ranging from $5,000 to $20,000 per year through 2008 to maintain its license rights. The Company is also required to meet certain development and sales milestones as specified in the agreements. Should the Company fail to meet such milestones, the license arrangements may be terminated at the sole option of the licensor. License maintenance fees paid during 1995 and 1996 amounted to $20,000 in each year. No license maintenance fees were paid during 1994. The future minimum license maintenance fee commitments at December 31, 1996 are approximately as follows:

     1997.............................................................. $ 20,000
     1998..............................................................   20,000
     1999..............................................................   25,000
     2000..............................................................   45,000
     Thereafter........................................................  360,000
                                                                        --------
                                                                        $470,000
                                                                        ========

   During the term of these license agreements, the Company is obligated to pay a royalty (ranging from 1 1/2% to 2%) based on net sales of any products developed from the licensed technologies. The license maintenance fees described above are creditable against royalties otherwise payable for such year.

   In December 1996, the Company entered into two exclusive license agreements with an unrelated third party. One license agreement requires payment of an annual fee of $30,000 for ten years in order to maintain the license rights.

   The other license agreement requires payment of a perpetual annual license maintenance fee of $30,000. In order to maintain the exclusivity of this second license agreement, the Company must meet certain development milestones within three years (five years if the Company agrees to increase the annual license maintenance fee to $50,000). During the term of this license agreement, the Company is also obligated to pay a royalty (ranging from 2% to 3 1/2%) based on net sales of any products developed from the licensed technology. The annual maintenance fees for this license are creditable against royalties otherwise payable for such year.

                             CAMBRIDGE HEART, INC.

10. COMMITMENTS--(CONTINUED)

   If the Company chooses to sublicense the technologies covered by these two license agreements to an unrelated party, the Company must also pay a royalty equal to 33% of the gross revenue received from the unrelated party for products developed from such technologies.

   These two license agreements are terminable by the Company without cause.

   In connection with these license agreements, a warrant to purchase 25,000 shares of common stock was issued to the third party (Note 5).

 EMPLOYMENT AGREEMENTS

   The Company has entered into employment agreements with two employees which expire on June 15, 1998 and September 1, 1998, respectively. These agreements provide that if employment is terminated without cause, the employees will receive a severance equal to six months and nine months of their respective salaries.

11. RELATED PARTY TRANSACTIONS, INCLUDING ROYALTY OBLIGATIONS

 CONSULTING FEES AND PREFERRED STOCK ISSUANCE COSTS

   In February 1993, the Company entered into a consulting and financial advisory agreement with the selling agent involved with the Company's Series A Preferred Stock issuance (Note 5). The Chief Executive Officer of the selling agent is Chairperson of the Company's Board of Directors. Total cash fees paid under this agreement during 1994 were approximately $41,000.

   During 1995, the Company entered into an additional agreement with the selling agent. Under this agreement, the Company obtained consulting and financial advisory services in relation to the issuance of the Company's Series B Preferred Stock issuance (Note 5). Total fees paid under this agreement during 1995 amounted to $87,500.

 LICENSE AGREEMENT/CONSULTING AND TECHNOLOGY AGREEMENT

   In February 1993, the Company entered into a license agreement with a member of the Company's Board of Directors. This individual is also Chairman of the Company's Scientific Advisory Board and a faculty member at the institution with which the Company has entered into certain other license agreements. In exchange for exclusive patented technology licensing rights, the Company is required to pay this individual a royalty based on 3% of net sales of products developed from such technology. If the Company chooses to sublicense this product to an unrelated party, the royalty will be based on 20% of the gross revenue received from the unrelated party for products developed from such technology. Additionally, the Company is required to spend a minimum of $200,000 in each two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to this technology. Should the Company fail to meet this requirement, the license agreement may be terminated at the sole option of the licensor.

   Also in February 1993, the Company entered into a consulting and technology agreement with this individual. This agreement, which expires in February 1998, requires the Company to pay monthly consulting fees of either $7,500 or $12,500, as stipulated in the agreement. Total payments made during 1994, 1995 and 1996 were approximately $142,000, $100,000 and $106,000, respectively, and are included in research and development expense. The Company is also required to remit to this individual a royalty of 1% of net sales of products developed from certain other technology licensed from the institution described above. If the Company chooses to sublicense such products to an unrelated party, the royalty will be based on 7% of the gross revenue received from the unrelated party for products developed from such technology. In connection

                             CAMBRIDGE HEART, INC.

11. RELATED PARTY TRANSACTIONS, INCLUDING ROYALTY OBLIGATIONS--(CONTINUED)

 with this consulting and technology agreement, a warrant to purchase 109,634 shares of common stock was issued to this individual (Note 5).

   Operations through December 31, 1996 did not result in the recognition of any material royalty expense in connection with these agreements.

12. MAJOR CUSTOMERS AND EXPORT SALES

   During 1995, the Company derived all product revenues from a distributor of the Company's products in Japan. During 1996, the Company derived 34% and 42% of its product revenues from two distributors of the Company's products in Japan and Europe, respectively. These same two distributors accounted for 39% and 40% of the Company's accounts receivable at December 31, 1996. Company policy does not require collateral on accounts receivable balances. There was no product revenue prior to 1995.