Form 10-Q
period 1997-03-31
CAMBRIDGE HEART INC
filed 1997-05-14
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
  ended March 31, 1997                    Commission File Number 0-20991

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

Yes      X      No
    ----------    --------


Number of shares outstanding of the issuer's classes of common stock as of May 12, 1997;


        Class                                     Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                    10,379,885

                             CAMBRIDGE HEART, INC.

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS
                     BALANCE SHEET AT MARCH 31, 1997
                     AND DECEMBER 31, 1996                                 3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH PERIODS ENDED
                     MARCH 31, 1997 AND 1996                               4

                     STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTH PERIODS ENDED
                     MARCH 31, 1997 AND 1996                               5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                            6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                            8


PART II.  OTHER INFORMATION

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     11


SIGNATURE


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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                 BALANCE SHEET

                                                    December 31,     March 31,
                                                        1996           1997
                                                    ------------   ------------
                                                                    (unaudited)
Current assets:
Cash and cash equivalents.......................     $18,588,583   $ 12,811,879
Marketable securities...........................               -      4,105,721
Accounts receivable.............................         420,984        456,109
Inventory.......................................         251,788        315,623
Prepaid expenses and other current assets.......         384,422        312,774
                                                    ------------   ------------
  Total current assets..........................      19,645,777     18,002,106

Fixed assets, net...............................         423,159        532,427
Other assets....................................         160,523        142,989
                                                    ------------   ------------
                                                     $20,229,459   $ 18,677,522
                                                    ============   ============
Current liabilities:
Accounts payable................................     $   202,377   $    163,838
Accrued expenses................................         283,333        174,556
License fees payable............................          14,011          9,758
                                                    ------------   ------------
  Total current liabilities.....................         499,721        348,152
                                                    ------------   ------------
Common stock, $.001 par value; 20,000,000 shares
  authorized; 10,214,783 and 10,364,513 shares
  issued and outstanding at December 31, 1996
  and March 31, 1997, respectively...............         10,215         10,364
Additional paid-in-capital......................      29,216,646     29,277,133
Accumulated deficit.............................      (9,115,685)   (10,599,127)
                                                    ------------   ------------

                                                      20,111,176     18,688,370
Less: deferred compensation.....................        (381,438)      (359,000)
                                                    ------------   ------------
  Total stockholders' equity....................      19,729,738     18,329,370
                                                    ------------   ------------
                                                     $20,229,459   $ 18,677,522
                                                    ============   ============

           See accompanying notes to condensed financial statements.

                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                        Three months ended March 31,
                                                        ---------------------------
                                                            1996           1997
                                                        -----------    ------------

Product revenue...................................       $   55,220    $   319,028

Cost of goods sold................................           49,037        305,358
                                                        -----------    ------------
                                                              6,183         13,670
Cost and expenses:
Research and development..........................          400,991        953,713
Selling, general and administrative...............          318,212        799,183
                                                        -----------    ------------
  Loss from operations............................         (713,020)    (1,739,226)

Interest income...................................           46,554        255,784
                                                        -----------    ------------
Net loss..........................................       $ (666,466)   $(1,483,442)
                                                        ===========    ============

Net loss per share................................                     $     (0.14)
                                                                       ============

Weighted average common
  shares outstanding..............................                      10,323,606
                                                                       ============

Pro forma net loss per share......................           $(0.08)
                                                        ===========

Pro forma weighted average common and common
  equivalent shares outstanding...................        8,102,288
                                                        ===========

           See accompanying notes to condensed financial statements.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                              Three months ended March 31,
                                                             ----------------------------
                                                                  1996          1997
                                                             ------------  --------------
Cash flows from operating activities:
Net loss..................................................    $(666,466)    $(1,483,442)
Adjustments to reconcile net loss to net
  cash used for operating activities:
Depreciation..............................................       12,316          39,284
Amortization of deferred compensation.....................          -            22,438
Changes in assets and liabilities:........................
  Increase in accounts receivable.........................      (56,916)        (35,125)
  Increase in inventory...................................      (86,732)        (63,835)
  Decrease in prepaid expenses and other
   current assets.........................................        6,247          71,648
  (Increase) decrease in other assets.....................      (12,791)         17,534
  Decrease in accounts payable
   and accrued expenses...................................      (84,073)       (147,316)
  Decrease in license fees payable........................          -            (4,253)
                                                             ------------  --------------

  Net cash used for operating activities..................     (888,415)     (1,583,067)
                                                             ------------  --------------
Cash flows from investing activities:
Purchase of marketable securities.........................          -        (4,105,721)
Purchase of fixed assets..................................      (41,794)       (148,552)
                                                             ------------  --------------
  Net cash used for investing activities..................      (41,794)     (4,254,273)
                                                             ------------  --------------
Cash flows from financing activities:
Proceeds from issuance of common stock....................        9,000          60,636
                                                             ------------  --------------
Net decrease in cash and cash equivalents.................     (921,209)     (5,776,704)

Cash and cash equivalents at beginning
  of period...............................................    3,948,147      18,588,583
                                                             ------------  --------------
Cash and cash equivalents at end
  of period...............................................   $3,026,938     $12,811,879
                                                             ============  ==============

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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's filing of its Form 10-K, dated March 31, 1997.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Cambridge Heart, Inc. as of March 31, 1997, and the results of its operations and the cash flows for the three month periods ending March 31, 1997 and March 31, 1996, have been made. The results of operations for such interim period is not necessarily indicative of the results for the full year.

     Certain amounts in the prior quarter have been reclassified to conform to the current quarter presentation. These reclassifications had no effect on the Company's reported net income.

3.   INVENTORIES
     Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.

4.   NET LOSS AND PRO FORMA NET LOSS PER SHARE

     Net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Common share equivalents, consisting of common stock options and warrants and convertible preferred stock, have been excluded from the calculation as their effect is anti-dilutive.

     Pro forma net loss per share is determined by dividing net loss by the weighted average number of common shares and certain common share equivalents outstanding during the period, as discussed below. Common share equivalents have been excluded from the calculation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share equivalents issued and common stock sold at prices below the offering price in the twelve month period preceding the initial filing of the Company's Registration Statement on Form S-1 and through the effective date of the initial public offering have been included in the calculation as if outstanding for all periods through June 30, 1996.

     On August 2, 1996, the date of the Company's initial public offering, all of the preferred stock was converted to 4,455,708 shares of common stock. The pro forma net loss per share information included in the accompanying statement of operations for the three months ended March 31, 1996 reflect the impact on pro forma net loss per share of such conversion as of the beginning of the period using the if-converted method.

     Historical net loss per share has not been presented for the three month period ended March 31, 1996 on the basis that it is irrelevant due to the significant change in the Company's capital structure and resultant loss per share which resulted upon conversion of the convertible preferred stock.

5.   RECENTLY ENACTED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, dilutive common share equivalents and other dilutive convertible securities outstanding. SFAS 128 is effective in the Company's fourth quarter of 1997 and will be adopted at that time. The Company has determined that the provisions of SFAS 128 would not have a material impact on its reported results of operations for the periods presented. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

     Cambridge Heart, Inc., a Delaware corporation (the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company has generated limited revenues from the shipment of demonstration units of its first product and has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase significantly in the future as it develops additional products and funds clinical trials of its products. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement.
The Company has incurred cumulative net losses since inception through March 31, 1997 of approximately $10,600,000.

RESULTS OF OPERATIONS

     The Company's first product is the CH 2000 System. The system received 510(k) clearance from the U.S. Food and Drug Administration FDA in February 1996 and the Company's proprietary HiRes/TM/ disposable electrode received 510(k) clearance in August 1996. This electrode enables the CH 2000 System to measure T-wave alternans and perform more accurate electrocardiogram ("ECG") readings.

THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

     Revenues for the three months ended March 31, 1997 were $319,028. The revenue for the corresponding period in 1996 was $55,200. This increase of product revenue reflects continued shipments of the CH 2000 System to Japan as well as to domestic and European sites. The cost of goods sold for the quarter ended March 31, 1997 was $305,358. The same period for the previous year had cost of goods sold of $49,037. The Company has incurred a number of fixed costs as it has expanded its manufacturing operations. As the volume of production increases the Company expects that the cost of goods sold will decrease as a percentage of revenue.

     Research and Development expenses increased to $953,713 in the quarter ended March 31, 1997 from $400,991 in the same period a year earlier. This increase was principally due to increased staffing in engineering and software development, as well as higher clinical trial expenses. The Company expects to continue to selectively increase personnel in this area and expand clinical trials.

     General and Administrative expenses increased to $799,183 in the quarter ended March 31, 1997 from $318,212 in the same period in 1996. Most of this increase was due to increases in staffing in management, marketing and regulatory affairs.

     Interest income was $255,784 for the three months ended March 31, 1997 compared to $46,554 for the same period in 1996. This interest income reflects the investment of the proceeds of a round of private financing in the second quarter of 1995 and the proceeds of the initial public offering of the Company's common stock in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company initially financed operations primarily from the sale of convertible preferred stock. Through June 30, 1996, the Company had raised $9,065,000 (net of stock issuance costs) from the sales of equity securities, with net proceeds of $5,697,000 received in 1993 and $3,353,000 received in 1995. On August 2, 1996, the Company raised approximately $19,650,000 (net of stock issuance costs) from the sale of 2,437,750 shares of Common Stock in the Company's initial public offering. In conjunction with the initial public offering, 4,455,708 shares of preferred stock were converted to Common Stock.

     As of March 31, 1997, the Company had cash, cash equivalents and marketable securities of $16,917,600. The proceeds of the equity offerings have been used primarily to fund operating losses of $10,599,127, reflecting expenditures made primarily to support research and development activities, to support a marketing and sales organization, to support an administrative infrastructure and the investment of approximately $729,000 in property and equipment as of March 31, 1997. In 1996, the Company used $4,674,000 to fund operating activities.

     The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Res electrodes. The Company does not expect capital expenditures to exceed an aggregate $3,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $450,000 of such minimum license maintenance fees subsequent to March 31, 1997. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The foregoing forward-looking statements involve risks and uncertainties. As a direct or indirect result of any or a combination of any of the following factors, the Company's actual results may differ significantly from the results discussed in such forward-looking statements: The Company has a history of operating losses and there is no assurance of market acceptance of the Company's primary product, the CH 2000 System. The Company's products, product development activities, manufacturing processes and sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. The process of obtaining marketing clearance or approval for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance or approval will be granted for the Company's future products on a timely basis, if at all, or that the FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products. The medical device market is characterized by intensive development efforts and rapidly advancing technology and is highly competitive, and there can be no assurance that the Company will keep pace with advancing technology and competitive innovations. The Company's future success will depend, in part, on its ability to continue to develop patentable products, enforce its patents and obtain patent protection for its products both in the United States and in other countries. However, patent positions of medical device companies, including the Company, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company has limited manufacturing and marketing experience and is dependent upon certain key suppliers. The Company is also dependent upon certain key management personnel and consultants. The Company has limited international sales and operations experience. The manufacture and sale of medical devices entails significant risk of product liability claims in the event that the use of such devices is alleged to have resulted in adverse effects to a patient. The Company's product liability insurance coverage is limited. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on May 31, 1996 and the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 31, 1997. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

RECENTLY ENACTED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, dilutive common share equivalents and other dilutive convertible securities outstanding. SFAS 128 is effective in the Company's fourth quarter of 1997 and will be adopted at that time. The Company has determined that the provisions of SFAS 128 would not have a material impact on its reported results of operations for the periods presented. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

                          PART II - OTHER INFORMATION

                                    ITEM 6
                       EXHIBITS AND REPORTS ON FORM 8-K

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



                                        CAMBRIDGE HEART, INC.


Date:  May 14, 1997                     By: /s/ Thomas V. Hennessey, Jr.
                                           ---------------------------------
                                        Thomas V. Hennessey, Jr.
                                        Vice President of Operations,
                                        Treasurer and Chief
                                        Financial Officer