Form 10-Q
period 1997-06-30
CAMBRIDGE HEART INC
filed 1997-08-14
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
  ended June 30, 1997                    Commission File Number 0-20991

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

Yes      X      No
    ----------    --------


Number of shares outstanding of the issuer's classes of common stock as of August 1, 1997;


        Class                                     Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                    10,477,384

                             CAMBRIDGE HEART, INC.

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS
                     BALANCE SHEET AT JUNE 30, 1997
                     AND DECEMBER 31, 1996                                 3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND SIX MONTH
                     PERIODS ENDED JUNE 30, 1997 AND 1996                  4

                     STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED
                     JUNE 30, 1997 AND 1996                                5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                            6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                            8

          ITEM 5.    OTHER INFORMATION                                    10

PART II.  OTHER INFORMATION

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     11


SIGNATURES


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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                 BALANCE SHEET

                                                    December 31,     June 30,
                                                        1996           1997
                                                    ------------   ------------
                                                                    (unaudited)
Current assets:
Cash and cash equivalents.......................     $18,588,583   $ 11,544,617
Marketable securities...........................               -      4,108,241
Accounts receivable.............................         420,984        542,999
Inventory.......................................         251,788        235,407
Prepaid expenses and other current assets.......         384,422        184,535
                                                    ------------   ------------
  Total current assets..........................      19,645,777     16,615,799

Fixed assets, net...............................         423,159        573,371
Other assets....................................         160,523        125,180
                                                    ------------   ------------
                                                     $20,229,459   $ 17,314,350
                                                    ============   ============
Current liabilities:
Accounts payable................................     $   202,377   $    211,945
Accrued expenses................................         283,333        235,412
License fees payable............................          14,011          9,758
                                                    ------------   ------------
  Total current liabilities.....................         499,721        457,115
                                                    ------------   ------------
Common stock, $.001 par value; 20,000,000 shares
  authorized; 10,214,783 and 10,474,325 shares
  issued and outstanding at December 31, 1996
  and June 30, 1997, respectively...............          10,215         10,474
Additional paid-in-capital......................      29,216,646     29,213,106
Accumulated deficit.............................      (9,115,685)   (12,303,532)
                                                    ------------   ------------

                                                      20,111,176     16,920,048
Less: deferred compensation.....................        (381,438)       (62,813)
                                                    ------------   ------------
  Total stockholders' equity....................      19,729,738     16,857,235
                                                    ------------   ------------
                                                     $20,229,459   $ 17,314,350
                                                    ============   ============

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                             Three months ended June 30,             Six months ended June 30,
                                                        ------------------------------------    -----------------------------------
                                                              1996                1997                1996               1997
                                                        ----------------    ----------------    ----------------    ---------------

Revenue...............................................   $     209,482       $     418,452       $     264,702       $    737,480

Cost of goods sold....................................         258,294             332,359             307,331            637,717
                                                        ----------------    ----------------    ----------------    ---------------

                                                               (48,812)             86,093             (42,629)            99,763

Cost and expenses:
Research and development..............................         485,341           1,075,228             886,332          2,028,941
Selling, general and administrative...................         485,375             924,838             803,587          1,724,021
                                                        ----------------    ----------------    ----------------    ---------------

  Loss from operations................................      (1,019,528)         (1,913,973)         (1,732,548)        (3,653,199)
                                                        ----------------    ----------------    ----------------    ---------------

Interest income.......................................          33,760             209,569              80,314            465,352
                                                        ----------------    ----------------    ----------------    ---------------

Net loss..............................................   $    (985,768)      $  (1,704,404)      $  (1,652,234)      $ (3,187,847)
                                                        ================    ================    ================    ===============

Net loss per share....................................                       $       (0.16)                          $      (0.31)
                                                                            ================                        ===============

Weighted average common
 shares outstanding...................................                          10,401,567                             10,362,586
                                                                            ================                        ================

Pro forma net loss per share..........................   $       (0.12)                         $        (0.20)
                                                        ================                        ================

Pro forma weighted average common and
 common equivalent shares outstanding.................       8,102,288                               8,102,288
                                                           =============                           =============

           See accompanying notes to condensed financial statements.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)


                                                                Six months ended June 30,
                                                             ------------------------------
                                                                  1996             1997
                                                             -------------    -------------
Cash flows from operating activities:
Net loss..................................................   $ (1,652,234)    $ (3,187,847)
Adjustments to reconcile net loss to net
  cash used for operating activities:
Depreciation..............................................         25,542           83,038
Amortization of deferred compensation.....................         22,437          152,750
Changes in assets and liabilities:
  Increase in accounts receivable.........................       (223,218)        (122,015)
  (Increase) decrease in inventory........................        (62,469)          16,381
  Decrease in prepaid expenses and other
   current assets.........................................         18,333          199,887
  (Increase) decrease in other assets.....................        (12,791)          35,343
  Decrease in accounts payable
   and accrued expenses...................................        (60,218)         (38,353)
  Decrease in license fees payable........................            -             (4,253)
                                                             ------------    --------------

  Net cash used for operating activities..................     (1,944,618)       (2,865,069)
                                                             ------------    --------------
Cash flows from investing activities:
Net purchase of marketable securities.....................            -          (4,108,241)
Purchase of fixed assets..................................        (89,779)         (233,250)
                                                             ------------    --------------
  Net cash used for investing activities..................        (89,779)       (4,341,491)
                                                             ------------    --------------
Cash flows from financing activities:
Proceeds from issuance of common stock....................         15,377           162,594
                                                             ------------    --------------
Net decrease in cash and cash equivalents.................     (2,019,020)       (7,043,966)
                                                             ------------    --------------

Cash and cash equivalents at beginning
  of period...............................................      3,948,147        18,588,583
                                                             ------------    --------------
Cash and cash equivalents at end
  of period...............................................   $  1,929,127    $   11,544,617
                                                             ============    ==============

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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's filing of its Form 10-K, dated March 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Cambridge Heart, Inc. as of June 30, 1997, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1996 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

     Certain amounts in the three and six month periods ended June 30, 1996 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company's reported net income.

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

     On August 2, 1996, the date of the Company's initial public offering, all of the preferred stock was converted to 4,455,708 shares of common stock. The pro forma net loss per share information included in the accompanying statement of operations for the three and six month periods ended June 30, 1996 reflect the impact on pro forma net loss per share of such conversion as of the beginning of the period using the if-converted method.

     Historical net loss per share has not been presented for the three and six month periods ended June 30, 1996 on the basis that it is irrelevant due to the significant change in the Company's capital structure and resultant loss per share which resulted upon conversion of the convertible preferred stock.

5.   RECENTLY ENACTED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, dilutive common share equivalents and other dilutive convertible securities outstanding. SFAS 128 is effective in the Company's fourth quarter of 1997 and will be adopted at that time, with retroactive restatement of all prior periods. The Company has determined that adoption of the provisions of SFAS 128 will not have a material impact on its reported results of operations for the periods presented. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

     Cambridge Heart, Inc., a Delaware corporation (the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company has generated limited revenues from the shipment of units of its first product and has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase significantly in the future as it develops additional products and funds clinical trials of its products. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with additional third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement. The Company has incurred cumulative net losses since inception through June 30, 1997 of approximately $12,300,000.

RESULTS OF OPERATIONS

     The Company's first product is the CH 2000 System. The system received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") in February 1996 and the Company's proprietary HiRes/TM/ disposable electrode received 510(k) clearance in August 1996. This electrode enables the CH 2000 System to measure T-wave alternans and perform more accurate electrocardiogram ("ECG") readings.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

     Revenues for the three months ended June 30, 1997 and 1996 were $418,452 and $209,482, respectively. The revenues for the six months ended June 30, 1997 and 1996 were $737,480 and $264,702, respectively. This increase of product revenue reflects continued shipments of the CH 2000 System to Japan as well as to domestic and European sites. The cost of goods sold for the quarter ended June 30, 1997 was $332,359, compared to $258,294 for the quarter ended June 30, 1996. Cost of goods sold for the six months ended June 30, 1997 and 1996 amounted to $637,717 and $307,331, respectively. The Company has incurred a number of fixed costs as it has expanded its manufacturing operations. As the volume of production increases the Company expects that the cost of goods sold will decrease as a percentage of revenue.

     Research and Development expenses increased to $1,075,228 in the quarter ended June 30, 1997 from $485,341 in the same period a year earlier. Research and Development expenses for the six months ended June 30, 1997 and 1996 were $2,028,941 and $886,332, respectively. This increase was principally due to increased staffing in engineering and software development, as well as higher clinical trial expenses. The Company expects to continue to selectively increase personnel in this area and expand clinical trials.

     General and Administrative expenses increased to $924,838 in the quarter ended June 30, 1997 from $485,375 in the same period in 1996. General and administrative expenses for the six months ended June 30, 1997 and 1996 amounted to $1,724,021 and $803,587, respectively. Most of this increase was due to increases in staffing in management, sales and marketing.


     During the three months ended June 30, 1997, the Company had several management changes, as described in Item 5 below. The Company recorded total expenses of $230,475 during the quarter associated with severance and other costs related to these changes.

     Interest income was $209,569 for the three months ended June 30, 1997 compared to $33,760 for the same period in 1996. Interest income for the six months ended June 30, 1997 and 1996 amounted to $465,352 and $80,314, respectively. This increase reflects the investment of the proceeds of the initial public offering of the Company's common stock in August 1996.

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

     As of June 30, 1997, the Company had cash, cash equivalents and marketable securities of $15,652,858. The proceeds of the equity offerings have been used primarily to fund operating losses of $12,303,532, reflecting expenditures made primarily to support research and development activities, to support a marketing and sales organization, and to support an administrative infrastructure and the investment of approximately $813,000 in property and equipment as of June 30, 1997. In 1996, the Company used $4,674,000 to fund operating activities.

     The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Res electrodes. The Company does not expect capital expenditures to exceed an aggregate $3,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $450,000 of such minimum license maintenance fees subsequent to June 30, 1997. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

     The Company anticipates that its existing capital resources, including the amounts raised in the initial public offering, will be adequate to satisfy its capital requirements until at least the end of 1998. There may be circumstances, however, that would accelerate the Company's use of this capital. If this occurs, the Company may from time to time incur indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company on acceptable terms, if at all.

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

Item 5.  OTHER INFORMATION

     In July 1997, Kenneth Collins M.D. joined the Company as Vice President of Clinical and Regulatory Affairs replacing Robert T. Miragliuolo who left the Company in June 1997.

     In July 1997, Paul Albrecht, Ph.D., became the Chief Scientist of the Company and will have an overall technical advisory role on a reduced time basis. He was previously the Vice President of Engineering.

     In August 1997, Eric Dufford joined the Company as Vice President of Sales and Marketing replacing Alex Martin, formerly the Vice President of Sales and Business Development, who resigned in May 1997.

     In August 1997, Thomas V. Hennessey, Jr. resigned as Vice President of Operations, Treasurer and Chief Financial Officer. The Company is engaged in a search to fill the position of Chief Financial Officer.

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



                                      CAMBRIDGE HEART, INC.


Date:  August 13, 1997                By: /s/ Jeffrey M. Arnold
                                         ---------------------------------------
                                              Jeffrey M. Arnold
                                              President, Chief Executive Officer
                                              and Acting Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number                Description
--------------                -----------

     11                       Statement re Computation of Net Loss and Pro Forma
                              Net Loss per Share

     27                       Financial Data Schedule