Form 10-Q
period 1997-09-30
CAMBRIDGE HEART INC
filed 1997-11-12
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
ended September 30, 1997                    Commission File Number 0-20991

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

                                 781-271-1200
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No
    ----------    --------


Number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1997;


        Class                                     Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                    10,595,933

                             CAMBRIDGE HEART, INC.

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1996 AND
                     SEPTEMBER 30, 1997                                    3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND NINE MONTH
                     PERIODS ENDED SEPTEMBER 30, 1996 AND 1997             4

                     STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTH PERIODS ENDED
                     SEPTEMBER 30, 1996 AND 1997                           5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                            6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                            8

          ITEM 5.    OTHER INFORMATION                                    10

PART II.  OTHER INFORMATION

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     11


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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                 BALANCE SHEET
                                  (unaudited)

                                                    December 31,  September 30,
                                                        1996           1997
                                                    ------------   ------------
Assets
Current assets:
Cash and cash equivalents.......................     $18,588,583    $  7,854,315
Marketable securities...........................               -       6,569,271
Accounts receivable, net........................         420,984         460,500
Inventory.......................................         251,788         274,848
Prepaid expenses and other current assets.......         384,422         269,967
                                                     -----------    ------------
  Total current assets..........................      19,645,777      15,428,901

Fixed assets, net...............................         423,159         632,604
Other assets....................................         160,523         107,373
                                                     -----------    ------------
                                                     $20,229,459    $ 16,168,878
                                                     ===========    ============
Liabilities and stockholders' equity
Current liabilities:
Accounts payable................................     $   202,377    $    283,504
Accrued expenses................................         283,333         183,180
License fees payable............................          14,011           7,530
                                                     -----------    ------------
  Total current liabilities.....................         499,721         474,214
                                                     -----------    ------------
Stockholder's equity:
Common stock, $.001 par value; 20,000,000 shares
  authorized; 10,214,783 and 10,545,433 shares
  issued and outstanding at December 31, 1996
  and September 30, 1997, respectively..........          10,215          10,550
Additional paid-in-capital......................      29,216,646      29,285,031
Accumulated deficit.............................      (9,115,685)    (13,552,792)
                                                     -----------    ------------

                                                      20,111,176      15,742,789
Less: deferred compensation.....................        (381,438)        (48,125)
                                                     -----------    ------------
  Total stockholders' equity....................      19,729,738      15,694,664
                                                     -----------    ------------
                                                     $20,229,459    $ 16,168,878
                                                     ===========    ============

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                          Three months ended September 30,        Nine months ended September 30,
                                                        ------------------------------------    -----------------------------------
                                                              1996                1997                1996               1997
                                                        ----------------    ----------------    ----------------    ---------------
Revenue...............................................   $   235,305         $   340,179         $   500,007         $ 1,077,658

Cost of goods sold....................................       246,416             331,528             553,747             969,245
                                                         -----------         -----------         -----------         -----------
                                                             (11,111)              8,651             (53,740)            108,413
Cost and expenses:
Research and development..............................       628,105             757,814           1,514,437           2,786,755

Selling, general and administrative...................       580,023             742,622           1,383,610           2,466,643
                                                         -----------         -----------         -----------         -----------

  Loss from operations................................    (1,219,239)         (1,491,785)         (2,951,787)         (5,144,985)

Interest income.......................................       158,192             242,525             238,506             707,878
                                                         -----------         -----------         -----------         -----------

Net loss..............................................   $(1,061,047)        $(1,249,260)        $(2,713,281)        $(4,437,107)
                                                         ===========         ===========         ===========         ===========

Net loss per share....................................                       $     (0.12)                            $     (0.43)
                                                                             ===========                             ===========
Weighted average common
 shares outstanding...................................                        10,495,282                              10,406,818
                                                                             ===========                             ===========

Pro forma net loss per share..........................   $     (0.11)                            $     (0.32)
                                                         ===========                             ===========
Pro forma weighted average common and
 common equivalent shares outstanding.................     9,300,478                               8,501,685
                                                         ===========                             ===========

           See accompanying notes to condensed financial statements.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                             Nine months ended September 30,
                                                             -------------------------------
                                                                  1996             1997
                                                             -------------    -------------
Cash flows from operating activities:
Net loss..................................................    $(2,713,281)     $ (4,437,107)
Adjustments to reconcile net loss to net
  cash used for operating activities:
Depreciation..............................................         41,011           133,182
Amortization of deferred compensation.....................         44,875           155,438
Changes in assets and liabilities:
  Increase in accounts receivable.........................       (203,365)          (39,516)
  Increase in inventory...................................       (160,947)          (23,060)
  (Increase) decrease in prepaid expenses and other
   current assets.........................................       (346,873)          114,455
  (Increase) decrease in other assets.....................       (121,416)           53,150
  Increase (decrease) in accounts payable
   and accrued expenses...................................        197,529           (19,026)
  Decrease in license fees payable........................             --            (6,481)
                                                              -----------      ------------
  Net cash used for operating activities..................     (3,262,467)       (4,068,965)
                                                              -----------      ------------
Cash flows from investing activities:
Net purchase of marketable securities.....................             --        (6,569,271)
Purchase of fixed assets..................................       (145,261)         (342,627)
                                                              -----------      ------------
  Net cash used for investing activities..................       (145,261)       (6,911,898)
                                                              -----------      ------------
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance
  costs...................................................     19,680,794           246,595
                                                              -----------      ------------
Net cash provided by financing activities.................     19,680,794           246,595
                                                              -----------      ------------

Net increase (decrease) in cash and cash equivalents......     16,273,066       (10,734,268)
Cash and cash equivalents at beginning
  of period...............................................      3,948,147        18,588,583
                                                              -----------      ------------
Cash and cash equivalents at end
  of period...............................................    $20,221,213      $  7,854,315
                                                              ===========      ============


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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, dated March 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

     Certain amounts in the three and nine month periods ended September 30, 1996 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company's reported net loss.

3.   INVENTORIES

     Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.

4.   NET LOSS AND PRO FORMA NET LOSS PER SHARE

     Net loss per share is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common share equivalents, consisting of common stock options and warrants and convertible preferred stock, have been excluded from the calculation as their effect is anti-dilutive.

     Pro forma net loss per share is determined by dividing net loss by the weighted average number of shares of common stock and certain common share equivalents outstanding during the period, as discussed below. Common stock equivalents have been excluded from the calculation as their effect is anti-dilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share equivalents issued and common stock sold at prices below the offering price in the twelve month period preceding the initial filing of the Company's Registration Statement on Form S-1 and through the effective date of the initial public offering have been included in the calculation as if outstanding for all periods through June 30, 1996.

     On August 2, 1996, the date of the Company's initial public offering, all outstanding shares of the Company's convertible preferred stock were converted to 4,455,708 shares of common stock. The pro forma net loss per share information included in the accompanying statement of operations for the three and nine month periods ended September 30, 1996 reflect the impact on pro forma net loss per share of such conversion as of the beginning of the period using the if-converted method.

     Historical net loss per share has not been presented for the three and nine month periods ended September 30, 1996 on the basis that it is irrelevant due to the significant change in the Company's capital structure and resultant loss per share which resulted upon conversion of the convertible preferred stock.

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

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on the timing and amounts of revenue recognition for licensing, selling, leasing, or otherwise marketing computer software, including software incorporated into other products. This SOP supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently reviewing SOP 97-2 to determine the impact, if any, of adopting SOP 97-2 on the Company's financial position and results of operations.

                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

     Cambridge Heart, Inc., a Delaware corporation (the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company has generated limited revenues from the shipment of units of its first product and has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase significantly in the future as it develops additional products and funds clinical trials of its products. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with additional third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement. The Company has incurred cumulative net losses since inception through September 30, 1997 of approximately $13,553,000.

RESULTS OF OPERATIONS

     The Company's principal product is the CH 2000 System. The system received 510(k) clearance from the U.S. Food and Drug Administration (the "FDA") in February 1996 and the Company's proprietary HiRes/TM/ disposable electrode received 510(k) clearance in August 1996. This electrode enables the CH 2000 System to measure T-wave alternans and perform more accurate electrocardiogram ("i") readings.

     The Company is actively conducting and supporting clinical trials in order to obtain expanded labeling claims from the FDA for its principal product, the CH 2000 System, and to further establish the clinical efficacy of T-wave alternans for risk prediction in patients prone to ventricular tachycardia/fibrillation. The results of one such trial were presented on November 12, 1997, at the 70th Scientific Session of the American Heart Association by Professor Stefan Hohnloser of J.W. Goethe University, Frankfurt, Germany. In this study, 65 patients receiving an implantable cardioverter-defibrillator underwent invasive electrophysiological study ("EPS") and non-invasive risk stratification, including the measurement of T-wave alternans utilizing the Company's CH 2000 System. Professor Hohnloser reported that, on the basis of this study, the measurement and analysis of T-wave alternans was found to be more accurate than invasive EPS in predicting recurrences of ventricular tachycardia and ventricular fibrillation, the abnormal heart rhythms associated with cardiac arrest and sudden cardiac death.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1997

    Revenues for the three months ended September 30, 1996 and 1997 were $235,000 and $340,000, respectively. The revenues for the nine months ended September 30, 1996 and 1997 were $500,000 and $1,078,000, respectively. This increase of product revenue reflects continued international shipments of the CH 2000 System plus an increase in domestic shipments following the FDA clearances to sell the CH 2000 in February 1996, and the Hi Res/TM/ electrode in August 1996. The Company sells its products internationally through distributors. During the nine months ended September 30, 1997, the Company expanded its domestic distribution channel to include a direct sales force in addition to manufacturer's representatives. Revenues from domestic sales during the three and nine month periods ended September 30, 1996 were $20,000 and $132,000, respectively, as compared to $139,000 and $388,000 in the corresponding 1997 periods, respectively. The cost of goods sold for the quarter ended September 30, 1996 was $246,000 compared to $332,000 for the quarter ended September 30, 1997. Cost of goods sold for the nine months ended September 30, 1996 and 1997 amounted to $554,000 and $969,000, respectively. The Company has incurred a number of fixed costs as it has expanded its manufacturing operations. As the volume of production increases, the Company expects that the cost of goods sold will decrease as a percentage of revenue.

     Research and development expenses increased from $628,000 in the quarter ended September 30, 1996 to $758,000 in the same period a year later. Research and Development expenses for the nine months ended September 30, 1996 and 1997 were $1,514,000 and $2,787,000 respectively. This increase was principally due to increased staffing in engineering and software development, as well as higher clinical trial expenses. The Company expects to continue to selectively increase personnel in this area and expand clinical trials.

     General and administrative expenses increased from $580,000 in the quarter ended September 30, 1996 to $743,000 in the same period in 1997. General and administrative expenses for the nine months ended September 30, 1996 and 1997 amounted to $1,384,000 and $2,467,000, respectively. Most of this increase was due to increases in staffing in management, sales and marketing.

     During the nine months ended September 30, 1997, the Company had several management changes. The Company recorded total expenses of $230,000 during the nine months associated with severance and other costs related to these changes.

     Interest income was $158,000 for the three months ended September 30, 1996 compared to $243,000 for the same period in 1997. Interest income for the nine months ended September 30, 1996 and 1997 amounted to $239,000 and $708,000, respectively. This increase reflects the investment of the proceeds of the initial public offering of the Company's common stock in August 1996.

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

     As of September 30, 1997, the Company had cash, cash equivalents and marketable securities of $14,424,000. The proceeds of the equity offerings have been used primarily to fund operating losses of $13,553,000, reflecting expenditures made primarily to support research and development activities, to support a marketing and sales organization, and to support an administrative infrastructure and the investment of approximately $1,156,000 in property and equipment as of September 30, 1997. In 1996, the Company used $4,674,000 to fund operating activities.

     The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Res/TM/ electrodes. The Company does not expect capital expenditures to exceed an aggregate of $3,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $450,000 of such minimum license maintenance fees subsequent to September 30, 1997. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The foregoing forward-looking statements involve risks and uncertainties. As a direct or indirect result of any or a combination of any of the following factors, the Company's actual results may differ significantly from the results discussed in such forward-looking statements: The Company has a history of operating losses and there is no assurance of market acceptance of the Company's principal product, the CH 2000 System. The Company's products, product development activities, manufacturing processes and sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. The process of obtaining marketing clearance or approval for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance or approval will be granted for the Company's future products on a timely basis, if at all, or that the FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional products or expand permitted uses of existing products. The medical device market is characterized by intensive development efforts and rapidly advancing technology and is highly competitive, and there can be no assurance that the Company will keep pace with advancing technology and competitive innovations. The Company's future success will depend, in part, on its ability to continue to develop patentable products, enforce its patents and obtain patent protection for its products both in the United States and in other countries. However, patent positions of medical device companies, including the Company, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to the Company or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company has limited manufacturing and marketing experience and is dependent upon certain key suppliers. The Company is also dependent upon certain key management personnel and consultants. The Company has limited international sales and operations experience. The manufacture and sale of medical devices entails significant risk of product liability claims in the event that the use of such devices is alleged to have resulted in adverse effects to a patient. The Company's product liability insurance coverage is limited. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission on May 31, 1996 and the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

USE OF PROCEEDS

     The Company's Securities Act registration statement on Form S-1 (SEC File No. 333-04879) became effective on August 2, 1996. The offering commenced on August 2, 1996 and all registered securities were sold prior to the termination of the offering. The managing underwriters for the offering were Goldman, Sachs & Co. and Bear, Stearns & Co. Inc. The Company registered 2,437,750 shares of Common Stock at an aggregate offering price to the public of $21,939,750. All of the Company's registered shares were sold. Selling stockholders registered 62,250 shares of Common Stock at an aggregate offering price to the public of $560,250. All of the shares registered by selling stockholders were sold. Total expenses incurred to date in connection with the issuing and distribution of the securities registered for underwriting discounts and commissions and other expenses are approximately $2,289,750. In connection with the offering, there were no direct or indirect payments to directors, officers, general partners of the Company or their associates, persons owning ten percent or more of any class of the Company's equity securities or to any affiliates of the Company. The net offering proceeds to the Company after deducting the total expenses was approximately $19,650,000. To date, the Company has used approximately $586,000 for the purchase and installation of machinery and equipment and approximately $6,200,000 for working capital. In connection with these expenditures, there were no direct or indirect payments outside of the ordinary course of business to directors, officers, general partners of the Company or their associates, persons owning ten percent or more of any class of the Company's equity securities or to any affiliates of the Company.

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

    In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on the timing and amounts of revenue recognition for licensing, selling, leasing, or otherwise marketing computer software, including software incorporated into other products. This SOP supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently reviewing SOP 97-2 to determine the impact, if any, of adopting SOP 97-2 on the Company's financial position and results of operations.

Item 5.  OTHER INFORMATION

     In August 1997, Jeffrey M. Arnold was appointed Chairman of the Board of Directors replacing Marlene Krauss who retired from the Board of Directors.

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



                                      CAMBRIDGE HEART, INC.


Date: November 12, 1997                By: /s/ Jeffrey M. Arnold
                                         ---------------------------------------
                                              Jeffrey M. Arnold
                                              Chairman, President, Chief
                                              Executive Officer and Acting Chief
                                              Financial Officer

                                 EXHIBIT INDEX



Exhibit Number                Description
--------------                -----------

     11                       Statement re Computation of Net Loss and Pro Forma
                              Net Loss per Share

     27                       Financial Data Schedule