Form 10-K
period 1997-12-31
CAMBRIDGE HEART INC
filed 1998-03-16
CIK 913443

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
[X]                   THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NO. 0-20991

                                ---------------

                             CAMBRIDGE HEART, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------

              DELAWARE                                13-3679946
  (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   1 OAK PARK DRIVE, BEDFORD, MA                        01730
  (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)


                                ---------------

                                (781) 271-1200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, $0.001 PAR VALUE
                                Title of class

                                ---------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes  X  No____________

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

  The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $63,879,255 based on the last reported sale price of the Common Stock on the Nasdaq National Market on March 13, 1998.

  Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 10,625,833 shares of $.001 par value Common Stock as of March 13, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                                                       10-K
  DOCUMENT DESCRIPTION                                                 PART
  --------------------                                               --------
Portions of the Registrant's Proxy Statement for the Annual Meeting
 of Shareholders to be held May 21, 1998                             Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Cambridge Heart, Inc. ("Cambridge Heart" or the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease, the leading cause of death in the United States and many other developed countries. Using innovative technologies, including proprietary disposable electrodes, the Company is addressing such key problems in cardiac diagnosis as (i) the identification of those at risk of sudden cardiac death, accounting for approximately 50% of all deaths due to heart attack, (ii) the early detection of coronary artery disease and (iii) the prompt and accurate diagnosis of heart attack. The Company's lead product, the CH 2000 System, is designed to perform conventional cardiac stress tests as well as to incorporate the Company's proprietary technology to non-invasively measure extremely low levels of T-wave alternans, a beat-to-beat alternation in a portion of the electrocardiogram. Clinical research published to date has demonstrated that T-wave alternans is associated with vulnerability to ventricular arrhythmias responsible for sudden cardiac death to a degree comparable to electrophysiology ("EP") testing, the most accurate invasive test. According to the American Heart Association, in the United States in 1995 approximately half of cardiac deaths, or about 250,000, were sudden, generally the result of ventricular arrhythmias, which cause the heart to beat in an abnormal and ineffective manner.

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

  The Company's research on its CH 2000 System, using T-wave alternans technology and Hi-Res electrodes to diagnose ventricular arrhythmias, indicates that the Company's system has the following potential advantages:

 . Accuracy--Clinical studies to date indicate that the detection of T-wave alternans can identify vulnerability to ventricular arrhythmias more accurately than other non-invasive tests and with results comparable to those of invasive EP studies.

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

 . Procedure Cost Advantages--A stress test with the CH 2000 System utilizing T-wave alternans technology will cost approximately $400 per procedure, compared with approximately $3,000 to $4,000 for an EP study.

 . System Affordability--Starting at under $30,000, the CH 2000 System is only moderately more expensive than standard stress test systems and only 10% to 30% the cost of certain other equipment, such as ultrasound or nuclear imaging equipment.

  The Company's principal products are the CH 2000 System and Hi-Resolution elcectrodes. Both products have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans but no claim about the applicability or prognostic value of the alternans measurement. The Company is currently conducting further clinical studies and expects to make a subsequent 510(k) submission to the FDA with additional clinical data in order to obtain a subsequent clearance with broader claims.

  Internationally, the CH 2000 System has received the CE mark for sale in Europe and is approved for sale by the Ministry of Health in Japan.

  The Company is also conducting research into the detection of ischemic heart disease using its cardiac electrical imaging technology ("CEI"). CEI provides an image of the electrical activity of the heart that is highly sensitive to changes resulting from ischemia, the lack of oxygen caused by coronary artery disease or acute myocardial infarction. The Company is conducting research to determine the extent to which this technology provides for enhanced detection and localization of coronary artery disease during a standard exercise stress test and intends to pursue research to determine the extent to which this technology provides faster and more accurate diagnosis of acute myocardial infarction in patients who arrive at hospital emergency rooms with acute chest pain.

PRINCIPAL PRODUCTS AND APPLICATIONS

 The CH 2000 System

  The CH 2000 System is designed to perform conventional cardiac stress tests as well as to incorporate the Company's proprietary T-wave alternans technology. This technology permits evaluation, computation and recording of T-wave alternans during bicycle exercise, atrial pacing or pharmacological stress. Because of the need to record very small variations in electric signals for precise T-wave alternans measurement, the CH 2000 System incorporates proprietary Hi-Resolution electrodes and proprietary signal processing algorithms to minimize noise levels resulting from patient movement.

  The Company's CH 2000 System is a fully-featured diagnostic system which includes a cart-mounted computer with proprietary software, integral ECG system, display, keyboard and output devices which can be configured for both hospital and office settings. This system is designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac stress tests and is compatible with both standard electrodes and with the Company's Hi-Resolution electrodes for T-wave alternans analysis. The CH 2000 System is capable of controlling both treadmill and bicycle ergometers and is well suited for standard, nuclear or echocardiogram stress tests.

  In addition to the incorporation of T-wave alternans technology, the CH 2000 System has been designed to provide a broad range of special features, including the following:

 . Expandable, Pentium-based computer architecture that simplifies operation, facilitates serviceability and provides a clear software and hardware upgrade path.

 . Exclusive pre-test impedance lead check and optimizing signal processing that identifies problematic leads and minimizes noisy ECG waveforms to ensure a good test before it starts.

 . Patented diagnostic screen displays that provide the ability to view all 12 leads simultaneously throughout a test and make immediate on-screen interpretations.

 . Unique ST segment displays that superimpose waveforms for all 12 leads over median beats for clear identification of dangerous ST depression or elevation.

 . Comprehensive Review capability of every test, insuring the physician will never miss a critical arrhythmia or lose an important record and thereby freeing them to focus on the patient.

 T-wave Alternans and Ventricular Arrhythmias: Clinical Studies

  The association between ventricular arrhythmia and extremely low levels of T-wave alternans not detectable by visual inspection of the ECG was unknown until the early 1980s. Research conducted in Dr. Richard Cohen's laboratory at the Massachusetts Institute of Technology ("MIT") indicated that analysis of microvolt (one-millionth of a volt) levels of T-wave alternans was predictive of vulnerability to ventricular arrhythmias responsible for sudden cardiac death. Dr. Cohen, a founder, director of, and consultant to, the Company, and his associates at MIT developed the technology to quantify this electrical conduction pattern which has been exclusively licensed to the Company and which forms the basis of the Company's proprietary technology.

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

  The Company has sponsored and continues to sponsor a number of clinical studies to confirm and expand upon this original landmark study. One such study published in November 1997 in the American Journal of Cardiology demonstrated a high correlation between T-wave alternans measured during exercise with the Company's CH 2000 System and the results of invasive EP testing in 27 patients.

  Another more significant study was presented on November 12, 1997, at the 70th Scientific Session of the American Heart Association by Professor Stefan Hohnloser of J.W. Goethe University, Frankfurt, Germany. In this study, 65 patients receiving an implantable cardioverter-defibrillator underwent an invasive EP study and non-invasive risk stratification, including the measurement of T-wave alternans utilizing the Company's CH 2000 System. Professor Hohnloser reported that, on the basis of this study, the measurement and analysis of T-wave alternans was found to be more accurate than invasive EP study in predicting recurrences of ventricular tachycardia and ventricular fibrillation, the abnormal heart rhythms associated with cardiac arrest and sudden cardiac death.

  The Company is sponsoring a study that it intends to use for submission to the FDA in the first half of 1998 to obtain an expansion of the Company's labeling claim. In the study, which is being conducted at 9 centers in the United States, the measurement of T-wave alternans is being compared with signal average ECG (an older non-invasive test for determining risk of arrhythmia) as a predictor of the results of invasive EP study. In addition, the use of T-wave alternans, signal average ECG and EP studies are all being compared as predictors of actual patient events (sudden death and cardiac arrest). A total of 250 patients will be recruited into this study and follow up data will be collected on 100 patients. This study, originally expected to be completed in 1997, was revised and expanded in 1997 to overcome unexpected patterns of patient enrollment and to make other improvements in the study design. This revision and expansion forced a delay in the expected completion date to April or May 1998.

  As of the date hereof, over 200 patients have been recruited into the study. The Company has engaged a contract research organization to monitor sites and analyze the data. The Company expects the study to be completed on schedule in May 1998 with submission to the FDA of a pre-market notification ("510(k) notification") for expanded labeling in June 1998.

  There can be no assurance that the results of these studies will confirm earlier studies, or that regulatory clearance will be received.

MARKETING AND SALES

  The Company is targeting the market for cardiac stress systems with its CH 2000 System. In 1997, approximately 3,000 cardiac stress systems were sold in the United States, and the Company believes that the total installed base of cardiac stress systems in the United States is approximately 23,000 units.

  The Company believes that the key to the adoption of the CH 2000 System and market acceptance of its proprietary technologies to diagnose heart disease will be continued clinical studies and positive clinical experience with the CH 2000 System, together with the publication of these results in medical journals. The Company believes that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on early detection and prevention of heart disease, and as a result, will increase demand for cost-effective diagnostic tests. The commercial success of the CH 2000 System will require marketing, educational and sales efforts to encourage cardiologists and other medical professionals to utilize T-wave alternans testing in their medical practices. The Company has trained and expects to continue to train well-respected clinicians in the use of the CH 2000 System in order to increase the use and possible acceptance of its CH 2000 System. The Company is introducing its technology by targeting leading cardiology medical centers and providing training and educational activities for physicians and their professional staff. The Company has funded studies to further demonstrate the efficiency of its technologies. The Company intends to continue to encourage the presentation of the results of these studies at major national and international medical symposia and the publication of clinical and scientific reports of such results in major peer-reviewed publications. The Company has supported and expects to continue to support educational seminars regarding the benefits of the CH 2000 System and will continue to participate in industry trade shows and academic conferences.

  The Company markets its products and services customers in the United States through a combination of in-house marketing, direct sales and clinical education support staff and a growing number of manufacturers representatives. During the fourth quarter of 1997, the Company initiated an aggressive recruitment program to increase the number of with expertise in selling cardiac diagnostic equipment. There are now over 40 manufacturers representatives representing the Company in the United States as compared to 11 at the end of 1996. The Company will train the new representatives in the installation, operating features and maintenance of the CH 2000 System during the first quarter of 1998. The Company compensates its manufacturers representatives with a sales commission. The Company intends to continue to expand its use of manufacturers representatives in 1998. The Company maintains a small but experienced in-house Service Department to answer customer questions and provide guidance, advice and troubleshooting regarding use of the CH 2000 System.

  The Company markets its products internationally through independent distributors. The Company has entered into distribution agreements with distributors for the sale of the CH 2000 System in Europe, the Middle East, Japan and Australia. During the years ended December 31, 1995, 1996 and 1997, sales by international distributors comprised approximately 100%, 78% and 62%, respectively, of the Company's revenue. The Company's international independent distributors provide comprehensive marketing and sales services including seeking out potential purchasers of the CH 2000 System, consummating sales and providing ongoing educational and support services to purchasers of the CH 2000 System.

  The commercial success of the Company's products will depend upon their acceptance by the medical community and third party payors as clinically useful and cost-effective. The measurement of T-wave alternans to predict vulnerability to ventricular arrhythmias responsible for sudden cardiac death is a relatively new technology. Market acceptance will depend on several factors, including the establishment of clinical utility of this technology, the receipt of additional necessary regulatory clearances, the availability of third-party reimbursement and extensive physician education. An adverse outcome in research into the clinical usefulness of T-wave alternans analysis technology could limit the market acceptance of the Company's products. There can be no assurance that the Company's products will gain market acceptance. Failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operation.

MANUFACTURING

  The Company performs final assembly, including hardware and software components, and testing of its products, at its corporate headquarters in Bedford, Massachusetts. The Company believes its facility will be adequate to meet its needs through 1999. The Company is required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including the FDA's GMP standards. The Company's manufacturing facilities are subject to periodic inspection by both U.S. and international regulatory agencies.

  The manufacturing process consists primarily of final assembly of purchased components, testing operations and packaging. Components are purchased according to the Company's specifications and are inspected and tested by the Company. The Company relies on outside vendors to manufacture certain major components used in the CH 2000 System, including its Hi-Resolution electrodes. A number of components are currently supplied by sole source vendors, although the Company believes that it could locate additional sources of these components in a timely fashion, if necessary.

RESEARCH AND DEVELOPMENT

  A substantial portion of the Company's research and development investment is focused on its efforts in the areas of clinical research and the continuing development of improvements to its CH 2000 System and Hi-Resolution electrodes. The Company's clinical research is focused on gathering substantial clinical data demonstrating the efficacy of the T-wave alternans technology.

  During 1998, the Company intends to initiate development of a product that will be an "add-on" to conventional stress test systems in the market today. The product will allow an existing stress test system to perform T-wave alternans tests when utilizing the Company's proprietary Hi-Res electrodes. The Company believes that this product will provide it with increased access to the total installed base of stress test systems in the market today and increase the utilization of the Company's disposable, higher margin electrodes. The "add-on" product is expected to have a lower cost of manufacture and is expected to carry a selling price below the current price of a conventional stress test system.

  The Company is also conducting research into systems to detect ischemic heart disease based upon its CEI technology, which provides an image of the electrical activity of the heart. Animal studies and an initial human study indicate that CEI is highly sensitive to changes resulting from ischemia, the lack of oxygen caused by coronary artery disease or acute myocardial infarction. The Company is conducting research to determine the extent to which this technology provides for enhanced detection and localization of coronary artery disease during a standard exercise stress test and intends to pursue research to determine the extent to which this technology provides faster and more accurate diagnosis of acute myocardial infarction in patients who arrive at hospital emergency rooms with acute chest pain.

  The Company's research and development expenses were $1,709,000 in 1995, $2,433,000 in 1996 and $3,587,000 in 1997. The Company expects research and development expenses to increase in the future as it develops additional products and funds clinical trials on its products. As of December 31, 1997 the Company had 15 employees engaged in research and development activities.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

  The computer algorithms that allow the CH 2000 System to measure T-wave alternans and certain aspects of the Company's CEI technology, including the CEI electrodes, are covered by U.S. patents issued to MIT that are licensed exclusively to the Company. In November 1996, the Company was issued a U.S. patent covering the use of exercise or physiological stress in the measurement of T-wave alternans and corresponding foreign patents are pending. The Company has also applied for U.S. and foreign patents covering additional proprietary signal processing algorithms and its Hi-Resolution electrodes for use in the measurement of T-wave alternans, two of which were granted in the United States in the first quarter of 1998. Additional U.S. patents are pending and the failure to obtain such patents or corresponding foreign patents could have a material adverse effect on the Company's business, financial condition and results of operations. The Company owns or is the exclusive licensee of fourteen issued or allowed patents and six patents pending in the United States, with seventeen corresponding foreign patents issued or pending with respect to its technology.

  The Company and MIT have entered into four license agreements (the "MIT License Agreements"), pursuant to which the Company is the exclusive licensee of certain technologies upon which the Company's current and future products are based, including certain patents associated therewith. Two of the MIT License

Agreements that cover the T-wave alternans analysis technology incorporated in the Company's CH 2000 System and that relate to cardiac electrical imaging are of material importance to the Company. These licenses are exclusive until 2007; thereafter, each license will convert to a nonexclusive license, and will last for the life of the applicable patents, unless extension of exclusivity is agreed to by MIT. In addition, the Company has entered into a license agreement with Dr. Richard Cohen, a founder, director of, and consultant to, the Company (the "Cohen License Agreement"), pursuant to which the Company is the exclusive licensee of certain technology developed by Dr. Cohen which the Company may include in its future products. These license agreements impose various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on the Company. Failure of the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license. The loss of the Company's exclusive rights to the T-wave alternans and cardiac electrical imaging technologies, licensed under two of the MIT License Agreements or the termination of either or both of such agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

  The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation in the United States. Medical devices are regulated in the United States by the FDA and generally require pre-market clearance or pre-market approval prior to commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. The FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising and distribution of medical devices in the United States. Noncompliance with applicable requirements can result in failure of the government to grant pre-market clearance or approval for devices, withdrawal of approval, total or partial suspension of production, fines, injunctions, civil penalties, recall or seizure of products, and criminal prosecution.

  Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to GMP standards). Class II devices are subject to general controls and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application.

  Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification submission or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification.

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

  All clinical investigations involving the use of an unapproved or uncleared device on humans to determine the safety or effectiveness of the device must be conducted in accordance with the FDA's IDE regulations. If the device presents a "significant risk," the manufacturer or distributor of the device is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically the result of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. If the device presents a "non-significant risk," approval by an Institutional Review Board prior to commencing human clinical trials is required.

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

  The CH 2000 System and the Hi-Res electrodes have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans but no claim about the applicability or prognostic use of the alternans measurement. The Company is currently conducting further clinical studies and expects to make a subsequent 510(k) submission to the FDA with additional clinical data in order to obtain a subsequent clearance with broader claims. This submission is expected to be made in the first half of 1998, with clearance possible by the end of 1998, but there can be no assurance that such clearance will be obtained on a timely basis, if at all. Until clearance or approval of the broader prognostic claims is obtained, the Company may not publicize the prognostic capabilities of its T-wave alternans technology.

  Internationally, the CH 2000 System has received the CE mark for sale in Europe and is approved for sale by the Ministry of Health in Japan.

EMPLOYEES

  As of December 31, 1997, the Company had 36 full-time employees, of whom five hold Ph.D. degrees and six others hold other advanced degrees. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

REIMBURSEMENT

  Suppliers of medical devices and services are greatly affected by Medicare, Medicaid and other government insurance programs, as well as by private insurance reimbursement programs. Third party payors (Medicare, Medicaid, private health insurance, health administration authorities in foreign countries and other organizations) may affect the pricing or relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for by such payors to the physicians and clinics performing T-wave alternans testing by taking the position that such reimbursement is not available at all.

  The Company believes that the availability and level of third party reimbursement will influence the decisions of physicians, clinics and hospitals to purchase and use the Company's products and thereby affect the pricing of the Company's products. The Company intends to initiate efforts toward obtaining approval for reimbursement to physicians for performing a T-wave alternans test during 1998. There can be no assurance that these efforts will be successful.

  Several states and the federal government are investigating a variety of alternatives to reform the health care delivery system and reduce and control health care spending. These reform efforts include proposals to limit spending on health care items and services, limit coverage for new technology and limit or control directly the price health care providers and drug and device manufacturers may charge for their services and products. The scope and timing of such reforms cannot be predicted, but if adopted and implemented, such reforms could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

  The Company's facilities consist of approximately 14,500 square feet of office, research and manufacturing space located at 1 Oak Park Drive, Bedford, Massachusetts. The Company has a lease for a total of 22,000 square feet, of which it currently subleases 7,500 square feet. The Company's lease expires in November 1999 with an option to extend the lease for one additional year. The Company believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth (i) the names, ages and positions of the current executive officers of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

    NAME                  AGE                     POSITION
    ----                  ---                     --------
Jeffrey M. Arnold........  48 President, Chief Executive Officer and Director
Robert B. Palardy........  49 Vice President, Finance and Administration and
                              Chief Financial Officer
Eric Dufford.............  39 Vice President, Sales and Marketing and Secretary

  Jeffrey M. Arnold. Mr. Arnold has been President and Chief Executive Officer of the Company since September 1993. Mr. Arnold was appointed Chairman of the Board of Directors in August 1997. From 1990 to January 1992, Mr. Arnold was President and Chief Executive Officer and a director of Molecular Simulations Inc., formerly Polygen Corporation, a leading supplier of software for rational drug design. From January 1992 until September 1993, Mr. Arnold was an independent management consultant providing interim executive management to high technology companies. Mr. Arnold received a B.S. in Electrical Engineering from MIT.

  Robert B. Palardy. Mr. Palardy became Vice President, Finance and Administration and Chief Financial Officer of the Company in November 1997. From 1990 to February 1997, Mr. Palardy was Vice President, Finance and Information Services of Smith & Nephew Endoscopy, a company involved in the development, manufacture and sale of medical devices for arthroscopy. From February 1997 through October 1997, Mr. Palardy was an independent financial consultant. Mr. Palardy is a Certified Public Accountant and holds a B.S. degree in Accounting from LaSalle University.

  Eric Dufford. Mr. Dufford became Vice President, Sales and Marketing and Secretary of the Company in August 1997. From 1990 to May 1994, Mr. Dufford was Director of International Sales for St. Jude Medical, Inc. From May 1994 to August 1997, Mr. Dufford was Division President of Quest Medical Inc.'s Cardiovascular Systems Division. Mr. Dufford earned a B.A. in International Business/Marketing from the University of Colorado and an MBA from Emory University.

  In addition to the above listed executive officers, Kenneth Collins served as Vice President, Clinical, Regulatory and Quality Affairs of the Company from July 1997 until his resignation in February 1998.

  Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any executive officers or directors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

  Shares of the Company's Common Stock have been traded on the Nasdaq National Market under the symbol "CAMH" since August 2, 1996. Prior to August 2, 1996, the Shares were not publicly traded. The Common Stock is not traded on any market, foreign or domestic, other than the Nasdaq National Market. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq National Market during the two most recent fiscal years.

                                              FISCAL 1996          FISCAL 1997
                                             -----------------    --------------
    PERIOD                                    HIGH       LOW       HIGH    LOW
    ------                                   ------    -------    ------- ------
    First Quarter...........................                      $ 15.50 $9.875
    Second Quarter..........................                      $11.625 $ 6.50
    Third Quarter........................... $12.00(1) $ 7.156(1) $ 8.375 $ 6.75
    Fourth Quarter.......................... $12.75    $10.375    $ 10.50 $7.375

--------
(1) For the period from August 2, 1996 through September 30, 1996.

  The depositary for the Common Stock is American Stock Transfer and Trust Company (the "Depositary"), 40 Wall Street, New York, New York 10005. On March 13, 1998, the closing price of the Company's Common Stock on the Nasdaq National Market was $9.00. On March 13, 1998, the Company had approximately 110 holders of Common Stock of record. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

USE OF PROCEEDS

  The Company's Securities Act Registration Statement on Form S-1 (SEC File No. 333-04879) became effective on August 2, 1996. To date, the Company has used approximately $601,000 of the offering proceeds for the purchase and installation of machinery and equipment and approximately $7,700,000 of the offering proceeds for working capital.

DIVIDENDS

  The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends, current and anticipated cash needs and other factors the Board of Directors deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                      YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                           1993       1994       1995       1996        1997
                         ---------  ---------  ---------  ---------  ----------
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenue................. $     --   $      25  $      68  $     867  $    1,448
Cost of goods sold......       --         --         141        884       1,386
                         ---------  ---------  ---------  ---------  ----------
Gross profit (loss).....       --          25        (73)       (17)         62
                         ---------  ---------  ---------  ---------  ----------
Costs and expenses:
  Research and
   development..........       589      1,124      1,709      2,433       3,587
  Selling, general and
   administrative.......       321        724        961      2,092       3,392
                         ---------  ---------  ---------  ---------  ----------
    Total costs and
     expenses...........       910      1,848      2,670      4,525       6,979
                         ---------  ---------  ---------  ---------  ----------
Loss from operations....      (910)    (1,823)    (2,743)    (4,542)     (6,917)
Interest income, net....        27        164        246        507         869
                         ---------  ---------  ---------  ---------  ----------
    Net loss............ $    (883) $  (1,659) $  (2,497) $  (4,035) $   (6,048)
                         =========  =========  =========  =========  ==========
Net loss per share--
 basic and diluted...... $   (0.31) $   (0.55) $   (0.80) $   (0.66) $    (0.58)
                         =========  =========  =========  =========  ==========
Weighted average shares
 outstanding--basic and
 diluted(1)............. 2,817,863  3,010,030  3,126,569  6,073,865  10,451,560
                         =========  =========  =========  =========  ==========
                                            DECEMBER 31,
                         ------------------------------------------------------
                           1993       1994       1995       1996        1997
                         ---------  ---------  ---------  ---------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents
 and marketable
 securities............. $   5,029  $   3,329  $   3,948  $  18,589  $   12,756
Working capital.........     4,865      3,081      3,849     19,146      13,456
Total assets............     5,060      3,421      4,277     20,229      14,748
Total liabilities.......       166        266        266        500         527
Accumulated deficit.....      (925)    (2,584)    (5,081)    (9,116)    (15,163)
Stockholders' equity....     4,813      3,155      4,011     19,730      14,221

--------
(1) All potential Common Stock (including options, warrants and convertible preferred stock) has been excluded from the calculation of diluted earnings per share as it is anti-dilutive for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company has experienced substantial net losses since its inception in 1993 and expects net losses to continue for the foreseeable future. The Company believes that its research and development expenses will continue to increase in the future as it develops additional products and funds clinical trials of its products. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, the effectiveness of its distribution strategies, competition and the availability of third party insurer reimbursement for T-wave alternans testing. The Company has incurred cumulative net losses since inception through December 31, 1997 of approximately $15,163,000.

RESULTS OF OPERATIONS

 Fiscal 1996 Compared to Fiscal 1997

  Revenues were $866,942 in the fiscal year ended December 31, 1996 ("Fiscal 1996") and $1,448,319 for the fiscal year ended December 31, 1997 ("Fiscal 1997"), an increase of $581,377 or 67%. Sales of the Company's CH 2000 System and accessories accounted for 94% of total revenues in Fiscal 1997 compared to 95% in Fiscal 1996. The remainder of the current year's revenues were from the sale of the Company's proprietary, disposable High-Resolution electrodes.

  Revenues from products sold to the Company's independent distributors outside the United States were $900,958 in Fiscal 1997, an increase of $228,937, 34%, over fiscal year 1996. Sales to international distributors accounted for 62% of the Company's total revenues in Fiscal 1997 compared to 78% in Fiscal 1996. Sales to United States customers were $547,361 in Fiscal 1997 compared to $169,921 in Fiscal 1996, an increase of 322%. The increase in U.S. revenues reflects the impact of the expansion of the number of trained sales representatives during Fiscal 1997. The Company now employs five direct sales representatives in the U.S. compared to two at the end of Fiscal 1996. In addition, the Company has over 40 independent manufacturers' sales representatives under contract at the end of Fiscal 1997 compared to 11 at the end of Fiscal 1996. It is the Company's intention to continue to increase the number of independent manufacturers' representatives included in its U.S. distribution organization during 1998.

  Cost of goods sold was $884,229, 105% of product sales, in Fiscal 1996 and $1,386,627, 96% of product sales, in Fiscal 1997. The improved ratio of costs to product sales during Fiscal 1997 primarily reflects the impact of increased volumes on the allocation of fixed manufacturing overheads.The Company anticipates that this factor in addition to the impact of programs targeted at reducing the cost of direct materials will continue to favorably effect the overall gross margins.

  Research and development costs were $2,432,284 in Fiscal 1996 compared to $3,586,965 in Fiscal 1997, an increase of $1,154,681 or 47%. This increase reflects the expansion in the Company's clinical trial activities to support the filing of a 510(k) with the FDA in 1998 for expanded product labeling claims for its T-wave alternans technology. The Company intends to continue to increase its funding in support of third party clinical trials to further the adoption of T-wave alternans testing and in-house research in support of its T-wave alternans and CEI technologies. Fiscal 1997 results include a charge of $100,000 to recognize current year costs associated with non-qualified stock options issued under the 1996 Equity Incentive Plan to scientific advisors.

  Selling, general and administrative expenses were $2,092,132 in Fiscal 1996 compared to $3,391,664 in Fiscal 1997. The increase is primarily the result of the costs associated with the expansion of the Company's U.S. field sales organization during Fiscal 1997 and increases in the cost of marketing efforts targeted at the rapid adoption of T-wave alternans testing by clinical cardiologists and other medical professionals. Additionally, during Fiscal 1997, the Company experienced several changes in management personnel. As a result, the Company recorded $230,500 of termination costs associated with these changes.

  Interest income for Fiscal 1996 was $506,824 compared to $869,318 for Fiscal 1997. The increase reflects a full year of interest earned on the investment of the remaining proceeds associated with the Company's initial public offering of common stock in August 1996.

 Fiscal 1995 Compared to Fiscal 1996

  The Company had $68,047 of revenues in the fiscal year ended December 31, 1995 ("Fiscal 1995") and $866,942 in fiscal year 1996. The Fiscal 1996 revenues reflect the first full year of international product sales and the receipt of clearance from the FDA to sell the Company's products in the United States. Fiscal 1995 revenues were limited to the sale of initial CH 2000 Systems as demonstration units to international independent distributors. During Fiscal 1996, approximately 78% of total revenues were to international independent distributors.

  Cost of goods sold was $141,312, or 208% of product sales in Fiscal 1995 and $884,229, or 105% in Fiscal 1996. The ratios of cost to product sales during both Fiscal 1995 and Fiscal 1996 reflect the fixed overhead costs incurred by the Company as it established manufacturing operations to support commercialization of its initial product sales.

  Research and development expenses were $1,708,815 in Fiscal 1995 and $2,432,284 in Fiscal 1996, an increase of 42%. The Company continued to selectively increase its staffing during Fiscal 1996, as well as the amount of funding in support of clinical trials. At the end of Fiscal 1996, the Company employed 15 people in its research and development organization.

  Selling, general and administrative expenses were $960,824 in Fiscal 1995 and $2,092,132 in Fiscal 1996. During Fiscal 1996, the Company initiated its efforts to establish a distribution organization in support of U.S. sales goals. Additionally, the Company selectively expanded its administrative support infrastructure as U.S. distribution and manufacturing operations were begun.

  Interest income was $245,946 in Fiscal 1995 and $506,824 in Fiscal 1996. This increase reflects the interest earned on the investment of proceeds from the Company's initial public offering of its common stock in August 1996.

 Inflation and Income Taxes

  Inflation did not have a significant effect on the Company's results of operations for any of the three years in the period ended December 31, 1997.

  The Company has not recorded a provision for income taxes for the years 1995, 1996, and 1997 because it incurred net losses in each of such years. At December 31, 1997, the Company had net operating loss carryforwards of $16,100,000 as well as $457,000 and $213,000 of federal and state tax credit carryforwards, respectively, available to offset future taxable income and income tax liabilities, respectively. These carryforwards generally expire in the years 2007 through 2012 and may be subject to annual limitations as a result of changes in the Company's ownership. There can be no assurance that changes in ownership in future periods or continuing losses will not significantly limit the Company's use of net operating loss and tax credit carryforwards.

  The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management's operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured including approval of the Company's products by the FDA and market acceptance of these products by customers. Based upon the weight of all available evidence, the Company has provided a full valuation allowance ($7,001,000 at December 31, 1997) for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than fifty percent).

LIQUIDITY AND CAPITAL RESOURCES

  The Company initially financed operations primarily from the sale of convertible preferred stock. Through June 30, 1996, the Company had raised $9,065,000 (net of stock issuance costs) from the sales of equity securities. On August 2, 1996, the Company raised approximately $19,650,000 (net of stock issuance costs) from the sale of 2,437,750 shares of common stock in the Company's initial public offering. In conjunction with the initial public offering, 4,455,708 shares of preferred stock were converted to shares of common stock.

  As of December 31, 1997, the Company had cash, cash equivalents and marketable securities of $12,756,341. The proceeds of the equity offerings have been used primarily to fund operating losses of $15,163,304 reflecting expenditures to support research, new product development and clinical trials activities, to support a marketing and sales organization, and to support an administrative infrastructure and the investment of approximately $938,000 in property and equipment through December 31, 1997.

  During Fiscal 1997, the Company increased its level of operations, with corresponding increases in most balance sheet accounts. Cash, cash equivalents and marketable securities decreased by $5,832,242 from December 31, 1996 to December 31, 1997, consistent with the Company's net loss for Fiscal 1997. Accounts receivable, net, increased by $88,934 during the year, reflecting increased sales activity and the broadening of the Company's customer base. Although write-offs to date have not been material, the expansion of the customer base to include additional distributors and individual health care institutions has also led to the establishment of a reserve for doubtful accounts at December 31, 1997. Inventory levels have increased from $251,788 to $416,224 during the year, primarily reflecting increasing levels of commercial production. Fixed asset additions during the year primarily represent increased sales demonstration and clinical research units as the Company has expanded activities in both of these areas.

  The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Res electrodes. The Company does not expect capital expenditures to exceed an aggregate of $3,000,000 over the next two years.

  Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $450,000 of such minimum license maintenance fees subsequent to December 31, 1997. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

  The Company anticipates that its existing capital resources, including the amounts raised in the initial public offering, will be adequate to satisfy its capital requirements until at least the middle of 1999. Thereafter, the Company may require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on acceptable terms to the Company.

RECENTLY ENACTED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued two Statements of Financial Accounting Standards ("SFAS").

  SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. The implementation of SFAS No. 130 will have no material impact on the Company's Consolidated Financial Statements.

  SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No.130") requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Implementation of SFAS No. 131 will have no material effect on the Company's financial position or results of operations. The Company is assessing the financial statement footnote disclosure impact of SFAS No. 131.

YEAR 2000 ISSUES

  The Company has determined that its products are Year 2000 compliant. The Company has completed an initial assessment of Year 2000 issues with respect to its business systems and has begun to take actions to ensure their compliance. Management continues to support the compliance efforts through allocation of the resources necessary to complete the project. Based on the completed initial assessment, management does not expect the costs of bringing the Company's systems into compliance with Year 2000 to have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company does not believe that it is subject to significant business risks related to its customers' and suppliers' Year 2000 efforts.

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

  The Company is engaged primarily in the commercialization, manufacture, research and development of its products for the non-invasive diagnosis of cardiac disease. The Company has incurred substantial and increasing net losses through December 31, 1997. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability.

  The Company believes that its future success substantially depends upon successful commercialization and market acceptance of its T-wave alternans technology. The analysis of T-wave alternans to diagnose ventricular arrhythmia is a new diagnostic approach that is currently investigational. The Company anticipates that it will submit 510(k) application for clearance from the FDA for a labeling claim covering the applicability or prognostic use of its T-wave alternans technology during 1998. There can be no assurance as to when or if the FDA will approve the Company's submission. Market acceptance will depend upon the Company's ability to obtain regulatory clearance or approval for claims covering the applicability or prognostic use of T-wave alternans measurement, as well as its ability to demonstrate the diagnostic advantages and cost-effectiveness of the technology. There can be no assurance that regulatory approval for such claims will ever be received or that the Company will be able to successfully commercialize or achieve market acceptance of the T-wave alternans technology or that the Company's competitors will not develop competing technologies that are superior to those of the Company.

  The Company has sponsored and is continuing to sponsor clinical studies relating to its T-wave alternans technology and Hi-Res electrodes to establish the prognostic value of such technology. While these studies on high risk patients to date have indicated that T-wave alternans is associated with ventricular arrhythmia to a degree comparable to EP testing, there can be no assurances that the results of such studies will continue to do so. Any results of clinical studies or trials which fail to demonstrate that T-wave alternans is comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of this, or other Company technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's products, product development activities, manufacturing processes and sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable agencies in foreign countries. In the United States, the FDA regulates the introduction of medical devices as well as manufacturing, labeling and record keeping procedures for such products. In order for the Company to market its products for clinical use in the United States, the Company must obtain from the FDA clearance of a 510(k) pre-market notification. Marketing clearance or approval for new medical devices from the FDA can be costly and time consuming, and there can be no assurance that such clearance or approval will be granted for the Company's future products on a timely basis, if at all, or that FDA review will not involve delays that will adversely affect the Company's ability to commercialize additional product or expand permitted uses of existing products.

  A significant portion of the Company's revenue is dependent upon sales of its products outside the United States. Foreign regulatory bodies have established varying regulations, duties and tax requirements. Specifically, the European Union has promulgated rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. There is no assurance that the Company will be able to obtain EC approval for its future products. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's products internationally and thereby adversely affect the Company's business, financial condition and results of operations.

  The medical device market is characterized by intense competition and rapidly advancing technology. The future success of the Company will depend, in large part, upon its ability to anticipate and keep pace with advancing technology and competitive innovations. However, there can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. In addition, there can be no assurance that new products or alternative diagnostic techniques will not be developed that will render the Company's current or planned products obsolete or inferior. Rapid technological development by competitors may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to such products.

  Competition from competitors' medical devices that help to diagnose cardiac disease is intense and likely to increase. The Company competes with manufacturers of ECG stress tests, the conventional method of diagnosing ischemic heart disease, and may compete with manufacturers of other non-invasive tests, including ECG's, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. Many of the Company's competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

  The Company currently markets its products in the United States through a small direct sales force and independent manufacturers' representatives. There can be no assurance that the Company will be able to continue to recruit and retain skilled sales management, direct sales persons or independent manufacturers' representatives. The Company markets its products internationally through independent distributors. These distributors may also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on the Company's business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. To the extent that the Company relies on sales in certain territories through distributors, any revenues the Company receives in those territories will depend upon the efforts of its distributors. Furthermore, there can be no assurance that a distributor will market the Company's products successfully or that the terms of its distribution arrangements will be acceptable to the Company.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CAMBRIDGE HEART, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Accountants........................................  21
Balance Sheet at December 31, 1996 and 1997..............................  22
Statement of Operations for the three years ended December 31, 1997......  23
Statement of Changes in Stockholders' Equity for the three years ended
 December 31, 1997.......................................................  24
Statement of Cash Flows for the three years ended December 31, 1997......  25
Notes to Financial Statements............................................  26

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders ofCambridge Heart, Inc.

  In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cambridge Heart, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Boston, Massachusetts
February 3, 1998

                             CAMBRIDGE HEART, INC.

                                 BALANCE SHEET

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1997
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $18,588,583  $ 5,665,736
  Marketable securities..............................         --     7,090,605
  Accounts receivable, net of allowance for doubtful
   accounts of $20,800 at December 31, 1997..........     420,984      509,918
  Inventory..........................................     251,788      416,224
  Prepaid expenses and other current assets..........     384,423      301,127
                                                      -----------  -----------
    Total current assets.............................  19,645,778   13,983,610
Fixed assets, net....................................     423,158      574,660
Other assets.........................................     160,523      190,167
                                                      -----------  -----------
                                                      $20,229,459  $14,748,437
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $   202,377  $   170,531
  Accrued expenses...................................     283,333      346,770
  License fees payable...............................      14,011        9,836
                                                      -----------  -----------
    Total current liabilities........................     499,721      527,137
                                                      -----------  -----------
Commitments (Notes 10 and 11)
Stockholders' equity:
  Preferred Stock, $0.001 par value..................         --           --
  Common Stock, $0.001 par value; 25,000,000 shares
   authorized; 10,214,783 and 10,606,041 shares
   issued and outstanding at December 31, 1996 and
   1997, respectively................................      10,215       10,606
  Additional paid-in capital.........................  29,216,646   29,405,685
  Accumulated deficit................................  (9,115,685) (15,163,304)
                                                      -----------  -----------
                                                       20,111,176   14,252,987
Less: deferred compensation..........................    (381,438)     (31,687)
                                                      -----------  -----------
                                                       19,729,738   14,221,300
                                                      -----------  -----------
                                                      $20,229,459  $14,748,437
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1995         1996         1997
                                         -----------  -----------  -----------
Revenue................................  $    68,047  $   866,942  $ 1,448,319
Cost of goods sold.....................      141,312      884,229    1,386,627
                                         -----------  -----------  -----------
                                             (73,265)     (17,287)      61,692
Costs and expenses:
  Research and development.............    1,708,815    2,432,284    3,586,965
  Selling, general and administrative..      960,824    2,092,132    3,391,664
                                         -----------  -----------  -----------
    Loss from operations...............   (2,742,904)  (4,541,703)  (6,916,937)
Interest income........................      245,946      506,824      869,318
                                         -----------  -----------  -----------
Net loss...............................  $(2,496,958) $(4,034,879) $(6,047,619)
                                         ===========  ===========  ===========
Net loss per share--basic and diluted..  $     (0.80) $     (0.66) $     (0.58)
                                         ===========  ===========  ===========
Weighted average shares outstanding--
 basic and diluted.....................    3,126,569    6,073,865   10,451,560
                                         ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                CAMBRIDGE HEART

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       SERIES B             SERIES A
                     CONVERTIBLE          CONVERTIBLE
                   PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK
                  -------------------  -------------------  ------------------- ADDITIONAL
                  NUMBER OF     PAR    NUMBER OF     PAR    NUMBER OF    PAR      PAID-IN    ACCUMULATED     DEFERRED
                    SHARES     VALUE     SHARES     VALUE     SHARES    VALUE     CAPITAL      DEFICIT     COMPENSATION
                  ----------  -------  ----------  -------  ---------- -------- -----------  ------------  ------------
Balance at
December 31,
1994............         --   $   --    6,578,083  $ 6,578   3,030,833 $  3,031 $ 5,729,020  $ (2,583,848)  $     --
Issuance of
Series B
convertible
preferred stock
in April 1995,
net of issuance
costs of
$149,487
(including
$87,500 paid to
a related
party--see Note
11).............   2,333,333    2,333                                             3,348,180
Issuance of
common stock
through exercise
of stock
options.........                                               132,330      132       2,471
Net loss........                                                                               (2,496,958)
                  ----------  -------  ----------  -------  ---------- -------- -----------  ------------   ---------
Balance at
December 31,
1995............   2,333,333    2,333   6,578,083    6,578   3,163,163    3,163   9,079,671    (5,080,806)        --
Issuance of
common stock in
initial public
offering........                                             2,437,750    2,438  19,651,447
Conversion of
preferred stock
into common
stock...........  (2,333,333)  (2,333) (6,578,083)  (6,578)  4,455,708    4,456       4,455
Issuance of
common stock
through exercise
of stock options
and warrants....                                               158,162      158      32,323
Deferred
compensation
related to
common stock
options
granted.........                                                                    448,750                  (448,750)
Amortization of
deferred
compensation....                                                                                               67,312
Net loss........                                                                               (4,034,879)
                  ----------  -------  ----------  -------  ---------- -------- -----------  ------------   ---------
Balance at
December 31,
1996............         --       --          --       --   10,214,783   10,215  29,216,646    (9,115,685)   (381,438)
Issuance of
common stock
through exercise
of stock
options,
warrants and
employee stock
purchase plan...                                               391,258      391     280,914
Compensation
related to
cashless
exercise of
certain common
stock options...                                                                     91,875
Compensation
related to non-
employee stock
options
granted.........                                                                    100,000
Amortization of
deferred
compensation....                                                                                               66,001
Reversal of
deferred
compensation
related to
common stock
options
forfeited.......                                                                   (283,750)                  283,750
Net loss........                                                                               (6,047,619)
                  ----------  -------  ----------  -------  ---------- -------- -----------  ------------   ---------
Balance at
December 31,
1997............         --   $   --          --   $   --   10,606,041 $ 10,606 $29,405,685  $(15,163,304)  $ (31,687)
                  ==========  =======  ==========  =======  ========== ======== ===========  ============   =========
                      TOTAL
                  STOCKHOLDERS'
                     EQUITY
                  -------------
Balance at
December 31,
1994............   $ 3,154,781
Issuance of
Series B
convertible
preferred stock
in April 1995,
net of issuance
costs of
$149,487
(including
$87,500 paid to
a related
party--see Note
11).............     3,350,513
Issuance of
common stock
through exercise
of stock
options.........         2,603
Net loss........    (2,496,958)
                  -------------
Balance at
December 31,
1995............     4,010,939
Issuance of
common stock in
initial public
offering........    19,653,885
Conversion of
preferred stock
into common
stock...........           --
Issuance of
common stock
through exercise
of stock options
and warrants....        32,481
Deferred
compensation
related to
common stock
options
granted.........           --
Amortization of
deferred
compensation....        67,312
Net loss........    (4,034,879)
                  -------------
Balance at
December 31,
1996............    19,729,738
Issuance of
common stock
through exercise
of stock
options,
warrants and
employee stock
purchase plan...       281,305
Compensation
related to
cashless
exercise of
certain common
stock options...        91,875
Compensation
related to non-
employee stock
options
granted.........       100,000
Amortization of
deferred
compensation....        66,001
Reversal of
deferred
compensation
related to
common stock
options
forfeited.......           --
Net loss........    (6,047,619)
                  -------------
Balance at
December 31,
1997............   $14,221,300
                  =============

  The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1995         1996          1997
                                         -----------  -----------  ------------
Cash flows from operating activities:
 Net loss..............................  $(2,496,958) $(4,034,879) $ (6,047,619)
 Adjustments to reconcile net loss to
  net cash used for operating
  activities:
  Depreciation and amortization........       30,392      104,319       226,074
  Loss on disposal of fixed assets.....          --        12,178        20,241
  Compensation expense on stock
   options.............................          --        67,312       257,876
  Changes in assets and liabilities:
   Increase in accounts receivable.....          --      (420,984)      (88,934)
   Increase in inventory...............     (118,865)    (132,923)     (164,436)
   (Increase) decrease in prepaid
    expenses and other current assets..      (30,160)    (336,053)       83,296
   (Increase) decrease in other
    assets.............................          --      (166,514)       40,964
   Increase in accounts payable and
    accrued expenses...................       71,876      250,501        31,591
   Decrease in license fees payable....      (71,680)     (17,201)       (4,175)
                                         -----------  -----------  ------------
    Net cash used for operating
     activities........................   (2,615,395)  (4,674,244)   (5,645,122)
                                         -----------  -----------  ------------
Cash flows from investing activities:
 Purchases of fixed assets.............     (119,064)    (371,686)     (357,698)
 Capitalization of software development
  costs................................          --           --       (110,727)
 Purchases of marketable securities,
  net..................................          --           --     (7,090,605)
                                         -----------  -----------  ------------
    Net cash used for investing
     activities........................     (119,064)    (371,686)   (7,559,030)
                                         -----------  -----------  ------------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net of issuance costs.........        2,603   19,686,366       281,305
 Proceeds from issuance of Series B
  preferred stock, net of issuance
  costs................................    3,350,513          --            --
                                         -----------  -----------  ------------
    Net cash provided by financing
     activities........................    3,353,116   19,686,366       281,305
                                         -----------  -----------  ------------
Net increase (decrease) in cash and
 cash equivalents......................      618,657   14,640,436   (12,922,847)
Cash and cash equivalents, beginning of
 year..................................    3,329,490    3,948,147    18,588,583
                                         -----------  -----------  ------------
Cash and cash equivalents, end of
 year..................................  $ 3,948,147  $18,588,583  $  5,665,736
                                         ===========  ===========  ============

     See supplemental disclosure of non-cash financing activity in Note 5.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Significant accounting policies followed by the Company are as follows:

 Cash Equivalents and Marketable Securities

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, securities of state government agencies and short-term commercial paper of companies with strong credit ratings and in diversified industries. The securities of state government agencies are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The money market accounts and short-term commercial paper, totaling $10.5 million and $7.1 million at December 31, 1996 and 1997, respectively, are classified as held to maturity, and mature within one year. The securities of state government agencies, totaling $8.0 million and $5.7 million at December 31, 1996 and 1997, respectively, are classified as available for sale. All of these investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

 Financial Instruments

  The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and license fees payable, approximate their fair values at December 31, 1996 and 1997.

 Inventories

  Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

 Fixed Assets

  Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method based on estimated useful lives. Repair and maintenance costs are expensed as incurred.

 Revenue Recognition

  Revenue is recognized upon shipment of goods. Revenue from a research and option arrangement was recognized pursuant to the agreement as the work was performed.

 Research and Development and Capitalized Software Development Costs

  Research, engineering and product development costs, except for certain software development costs, are expensed as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility of both the software and related hardware as defined by Statement of Financial

                             CAMBRIDGE HEART, INC.

Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," and ceases upon the general release of the products to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

  The Company amortizes software development costs on a straight-line basis over the estimated economic life of the product.

  Costs capitalized at December 31, 1997, which are included in other assets in the accompanying balance sheet, totaled $85,000 ($0 at December 31, 1996), net of $26,000 of accumulated amortization.

 Licensing Fees and Patent Costs

  The Company has entered into licensing agreements which give the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under these licensing agreements and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. Amounts capitalized at December 31, 1997 totaled $58,000 ($54,000 at December 31,
1996), net of $20,000 of accumulated amortization ($6,000 at December 31,
1996), which are included in other assets in the accompanying balance sheet.

 Stock-Based Compensation

  The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for disclosure purposes only (Note 6).

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at December 31, 1996 and 1997, and the reported amounts of revenues and expenses during the three years in the period ended December 31, 1997. Actual results could differ from these estimates.

 Net Loss Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes dilutive potential common stock (such as options, warrants and convertible preferred stock) and is computed

                             CAMBRIDGE HEART, INC.

similarly to fully-diluted earnings per share pursuant to APB 15. The Company adopted SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, which provides new guidance with respect to earnings per share computations in the periods preceding a company's initial public offering, in the fourth quarter of fiscal 1997 and has restated all prior periods in its financial statements.

  Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded potential common stock from the calculation of diluted weighted average share amounts for 1995, 1996 and 1997, as its inclusion would have been anti-dilutive.

 Reclassifications

  Certain reclassifications were made to the 1995 and 1996 financial statements to conform to the 1997 presentation.


3. FIXED ASSETS

  Fixed assets consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                    ESTIMATED
                                                     USEFUL
                                                      LIVES
                                                     (YEARS)    1996     1997
                                                    --------- -------- --------
   Computer equipment..............................    3-5    $206,756 $271,661
   Manufacturing equipment.........................      5      55,965   87,183
   Office furniture................................      7      64,923   69,781
   Sales display and clinical equipment............      3     220,252  406,810
                                                              -------- --------
                                                               547,896  835,435
   Less-accumulated depreciation.............................  124,738  260,775
                                                              -------- --------
                                                              $423,158 $574,660
                                                              ======== ========

4. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1997
                                                              -------- --------
   Accrued bonus............................................. $140,000 $ 84,167
   Accrued clinical trial costs..............................      --    61,650
   Accrued professional fees.................................   69,016   44,579
   Accrued vacation..........................................   22,470   28,604
   Employee stock purchase plan withholdings.................   26,779   17,313
   Accrued other.............................................   25,068  110,457
                                                              -------- --------
                                                              $283,333 $346,770
                                                              ======== ========

5. STOCKHOLDERS' EQUITY

 Public Offering of Common Stock

  On August 2, 1996, the Company completed its initial public offering for the sale of 2,437,750 shares of common stock. The Company received approximately $19,654,000 from the sale of the shares, net of underwriting discounts and expenses associated with the offering.

                             CAMBRIDGE HEART, INC.

 Preferred Stock

  The Company had authorized 10,400,000 shares of preferred stock, of which 6,900,000 shares had been designated as Series A convertible preferred stock ("Series A Preferred Stock") and 2,500,000 shares had been designated as Series B convertible preferred stock ("Series B Preferred Stock"). The remaining authorized shares have not been designated. In conjunction with the Company's initial public offering in August 1996, all shares of Series A Preferred Stock and Series B Preferred Stock were converted into 3,289,041 and 1,166,667 shares of common stock, respectively, and these classes of stock were eliminated.

  On May 29, 1996, the Company's Board of Directors authorized an additional 2,000,000 shares of the Company's $0.001 par value preferred stock, bringing the total amount of authorized preferred stock to 3,000,000. The preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of the common stock.

 Warrants

  In connection with the Series A Preferred Stock issuance, warrants to purchase 328,904 shares of common stock were issued to the Company's selling agent, a related party (Note 11). The warrants were issued with an exercise price of $2.00 per share and expire in September 1998. The warrants contain a cashless exercise provision whereby the warrant holder can surrender in-the-money warrants in exchange for a net number of shares of common stock based on the fair market value of the common stock at the date of exercise. During 1996 and 1997, warrants to purchase 2,000 and 191,208 shares of common stock, respectively, were exercised, resulting in the issuance of 1,912 and 168,086 shares of common stock, respectively.

  In addition, warrants to purchase 109,634 shares of common stock were issued in February 1993 to a related party who provides consulting services to the Company (Note 11). These warrants were issued with an exercise price of $2.00 per share, contain a cashless exercise provision similar to that for the warrants detailed above, and expire on September 24, 1998.

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

  The value of the above warrants was estimated by management and determined not to be material to the Company's results of operations and financial position.

  At December 31, 1997, the Company has reserved 270,330 shares of common stock for issuance upon the exercise of these warrants.

6. STOCK PLANS

 1993 Incentive and Non-Qualified Stock Option Plan

  During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for the granting of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company. The total number of shares of common stock

                             CAMBRIDGE HEART, INC.

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

  Terms of the Incentive Plan are similar to those of the 1993 Plan. Grants of stock appreciation rights, performance shares, restricted stock and unrestricted stock may be made at the discretion of the Board of Directors with terms to be defined therein except that the exercise and transfer of stock appreciation rights granted in tandem with stock options is limited by the terms of the related options.

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

  Transactions under the Company's stock option plans during the years ended December 31, 1995, 1996 and 1997 are summarized as follows:

                          DECEMBER 31, 1995   DECEMBER 31, 1996   DECEMBER 31, 1997
                          ------------------- ------------------- -------------------
                                     WEIGHTED            WEIGHTED            WEIGHTED
                                     AVERAGE             AVERAGE             AVERAGE
                          NUMBER OF  EXERCISE NUMBER OF  EXERCISE NUMBER OF  EXERCISE
                           OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  1,032,829   $0.31   1,284,499   $0.47   1,354,249   $1.54
Granted.................    396,500    0.74     244,500    7.04     514,700    7.85
Exercised...............   (132,330)   0.02    (156,250)   0.16    (218,549)   0.42
Canceled................    (12,500)   0.20     (18,500)   0.72    (277,650)   3.83
                          ---------           ---------           ---------
Outstanding at end of
 year...................  1,284,499   $0.47   1,354,249   $1.54   1,372,750   $3.57
                          =========   =====   =========   =====   =========   =====
Exercisable at end of
 year...................    365,741   $0.34     593,964   $0.41     539,034   $0.49
                          =========   =====   =========   =====   =========   =====
Weighted average fair
 value of options
 granted during the
 year...................              $0.26               $6.17               $5.29
                                      =====               =====               =====

                             CAMBRIDGE HEART, INC.

  All options granted during 1995 and 1997 have exercise prices equal to the fair market value of the common stock at the date of grant. The weighted average exercise price and weighted average fair value of options granted during 1996 at exercise prices less than the market price of the common stock at the date of grant were $1.59 and $6.97, respectively. The weighted average exercise price and weighted average fair value of options granted during 1996 at exercise prices equal to the market price of the common stock at the date of grant were $9.22 and $5.85, respectively. No options were granted during 1996 with exercise prices that exceeded the market price of the common stock at the date of grant.

  During 1996, the Company repriced approximately 107,000 options granted to employees prior to the Company's initial public offering at an exercise price of $10.00 per share to an exercise price of $8.13 per share, the fair market value of the Company's common stock at the time of the repricing. On May 20, 1997, the Company repriced 52,000 options with original exercise prices ranging from $11.00 to $12.00 per share to $7.75 per share, the fair market value of the Company's common stock at the time of the repricing.

  The following table summarizes information about stock options outstanding under the Company's stock option plans at December 31, 1997:

                                           WEIGHTED                         WEIGHTED
                                            AVERAGE                          AVERAGE
                                           REMAINING  WEIGHTED              EXERCISE
                                          CONTRACTUAL AVERAGE   NUMBER OF   PRICE OF
                                NUMBER     LIFE, IN   EXERCISE   OPTIONS     OPTIONS
   RANGE OF EXERCISE PRICES   OUTSTANDING    YEARS     PRICE   EXERCISABLE EXERCISABLE
   ------------------------   ----------- ----------- -------- ----------- -----------
   $.002-$.020.............       72,070     5.40      $0.01      64,070      $0.01
   $.20-$.50...............      600,517     6.26       0.30     442,498       0.25
   $1.00-$2.00.............      131,663     8.80       1.69      15,800       1.00
   $4.00-$8.38.............      484,000     9.38       7.71      16,666       8.11
   $8.88-$10.25............       84,500     9.83       8.98         --         --
                               ---------                         -------
                               1,372,750     7.78      $3.57     539,034      $0.49
                               =========     ====      =====     =======      =====

  At December 31, 1997, 2,254,638 shares of common stock are reserved for issuance upon exercise of the options issued under the Company's stock option plans and there are 877,950 options available for future grant. Outstanding options generally vest on a pro rata basis over a period of two to five years.

  During 1996, the Company granted stock options to purchase 13,750 and 56,250 shares of its common stock at exercise prices of $4.00 and $1.00 per share, respectively, to certain employees. The Company recorded deferred compensation of $448,750, representing the difference between the estimated fair market value of the common stock on the date of grant ($8.00) and the exercise price. Deferred compensation related to these options is recorded as a reduction of stockholders' equity and is being amortized ratably over the option vesting period of five years. Compensation cost associated with these options was $67,312 and $66,001 during 1996 and 1997, respectively. During 1997, the forfeiture of options granted to certain of these employees resulted in the reversal of previously recorded deferred compensation totaling $283,750.

  During 1997, the Company also recorded additional compensation expense totaling $191,875 related to the Company's stock option plans, $100,000 of which related to 60,000 options granted to non-employee consultants for services rendered and $91,875 of which related to the cashless exercise of 15,000 options by an employee.

 1996 Employee Stock Purchase Plan

  During 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the issuance of up to 100,000 shares of the Company's common stock to

                             CAMBRIDGE HEART, INC.

eligible employees. Under the Purchase Plan, the Company is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The term of individual offerings, which are set by the Board of Directors, may be for periods of twelve months or less and may be different for each offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 8,560 shares of common stock at an average price of $8.02 during 1997. No shares were issued during 1996. At December 31, 1997, the Company had 91,440 shares of common stock reserved for issuance under the Purchase Plan.

 Fair Value Disclosures

  As discussed in Note 2, the Company has elected to adopt SFAS 123 through disclosure only. Had compensation cost for the Company's option plans and employee stock purchase plan been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, for options granted in 1995, 1996 and 1997, the Company's net loss and net loss per share would have been as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1995       1996       1997
                                               ---------- ---------- ----------
   Net loss:
     As reported.............................. $2,496,958 $4,034,879 $6,047,619
     Pro forma................................ $2,505,931 $4,161,030 $6,511,042
   Net loss per share:
     As reported--basic and diluted........... $     0.80 $     0.66 $     0.58
     Pro forma--basic and diluted............. $     0.80 $     0.69 $     0.62

  The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995, 1996 and 1997, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 0%, 0%-50%; and 60%;
(iii) risk free interest rates of 6.1%-7.8%, 5.8%-6.8% and 6.1%-6.9%; and (iv) expected option terms of 7 years for 1995 and 1996 and 4 to 7 years for 1997. SFAS 123 requires that volatility be considered in the calculation of the fair value of an option grant only for grants made when an entity has publicly traded securities or has filed a registration statement to do so. Accordingly, a volatility of 0% was utilized for options granted by the Company prior to the initial filing of its Registration Statement on Form S-1.

  The above pro forma disclosures reflect options granted during 1995, 1996 and 1997 only. Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not necessarily representative of the pro forma effects of reported net income
(loss) for future years.

                             CAMBRIDGE HEART, INC.

7. INCOME TAXES

  The income tax benefit consists of the following:

                                  YEAR ENDED DECEMBER 31,
                              ----------------------------------
                                 1995        1996        1997
                              ----------  ----------  ----------
   Income tax benefit:
     Federal................. $  880,000  $1,393,000  $2,146,000
     State...................    162,000     249,000     402,000
                              ----------  ----------  ----------
                               1,042,000   1,642,000   2,548,000
   Deferred tax asset
    valuation allowance...... (1,042,000) (1,642,000) (2,548,000)
                              ----------  ----------  ----------
                              $      --   $      --   $      --
                              ==========  ==========  ==========

  Deferred tax assets (liabilities) are comprised of the following:

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1996        1997
                                                        ----------  ----------
   Net operating loss carryforwards.................... $3,776,000  $6,435,000
   Research and development tax credit carryforwards...    275,000     598,000
   Deferred start up and organization expenses.........     25,000       9,000
   Other...............................................      9,000      11,000
                                                        ----------  ----------
     Gross deferred tax assets.........................  4,085,000   7,053,000
   Fixed assets........................................    (26,000)    (29,000)
   Patent costs........................................    (22,000)    (23,000)
                                                        ----------  ----------
     Net deferred tax assets...........................  4,037,000   7,001,000
     Deferred tax asset valuation allowance............ (4,037,000) (7,001,000)
                                                        ----------  ----------
                                                        $      --   $      --
                                                        ==========  ==========

  The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management's operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured including approval of the Company's products and labeling claims by the U.S. Food and Drug Administration and market acceptance of the Company's products by customers. Based upon the weight of all available evidence, the Company has provided a full valuation allowance for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

  Approximately $610,000 of the deferred tax asset attributable to net operating loss carryforwards was generated by the exercise of certain non-qualified stock options. Any future utilization of this amount will be credited directly to additional paid-in-capital, and not the income tax provision.

                             CAMBRIDGE HEART, INC.

  Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                            YEAR ENDED DECEMBER 31,
                            ---------------------------
                             1995      1996      1997
                            -------   -------   -------
   Statutory U.S. federal
    tax rate...............   (35.0)%   (35.0)%   (35.0)%
   State taxes, net of
    federal tax benefit....    (7.2)     (6.2)     (6.7)
   Non-deductible
    expenses...............      .8       1.3       1.6
   Federal research and
    development credits....    (2.0)     (1.6)     (2.6)
   Other...................     1.6        .8       0.6
   Valuation allowance on
    deferred tax assets....    41.8      40.7      42.1
                            -------   -------   -------
                                -- %      -- %      -- %
                            =======   =======   =======

  As of December 31, 1997, the Company has $16,100,000 of net operating loss carryforwards and $457,000 and $213,000 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2007 to 2012.

  An ownership change, as defined in the Internal Revenue Code, resulting from the Company's issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. The Company has determined that ownership changes have occurred at the time of the Series A Preferred Stock issuance in 1993 and the Series B Preferred Stock issuance in 1995, but has not yet determined the amount of the annual limitations. However, management does not believe that such limitations would materially impact the Company's ability to ultimately utilize its carryforwards, provided sufficient taxable income is generated in future years, although the limitations may impact the timing of such utilization. Subsequent significant changes in ownership could further affect the limitations in future years.

8. SAVINGS PLAN

  In January 1995, Cambridge Heart adopted a retirement savings plan for all employees pursuant to Section 401 (k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 1995, 1996 or 1997.

9. COMMITMENTS

 Operating Leases

  The Company has various noncancelable operating leases for office space, equipment and furniture which expire through 1999. Certain of these leases provide the Company with various renewal options. Total rent expense under all operating leases was approximately $68,100, $98,700 and $159,700 for the years ended December 31, 1995, 1996 and 1997, respectively.

                             CAMBRIDGE HEART, INC.

  At December 31, 1997, future minimum rental payments under the noncancelable leases are as follows, net of rental payments to be received under a noncancelable sublease:

   1998................................................................ $165,500
   1999................................................................  132,600
                                                                        --------
                                                                        $298,100
                                                                        ========

 License Maintenance Fees

  Pursuant to certain license arrangements, the Company must pay license maintenance fees ranging from $5,000 to $20,000 per year through 2008 to maintain its license rights. The Company is also required to meet certain development and sales milestones as specified in the agreements. Should the Company fail to meet such milestones, the license arrangements may be terminated at the sole option of the licensor. License maintenance fees paid during 1995, 1996 and 1997 amounted to $20,000 in each year. The future minimum license maintenance fee commitments at December 31, 1997 are approximately as follows:

   1998................................................................ $ 20,000
   1999................................................................   25,000
   2000................................................................   45,000
   2001................................................................   45,000
   Thereafter..........................................................  315,000
                                                                        --------
                                                                        $450,000
                                                                        ========

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

                             CAMBRIDGE HEART, INC.

 Employment Agreement

  The Company has entered into an employment agreement with an employee which expires on September 1, 1998. This agreement provides that if employment is terminated without cause, the employee will receive a severance payment equal to nine months of his salary (approximately $112,500).

10. RELATED PARTY TRANSACTIONS, INCLUDING ROYALTY OBLIGATIONS

 Consulting Fees and Preferred Stock Issuance Costs

  During 1995, the Company entered into a consulting and financial advisory agreement with the selling agent involved with the Company's Series B Preferred Stock issuance (Note 5). The Chief Executive Officer of the selling agent was the Chairperson of the Company's Board of Directors at that time. Total cash fees paid under this agreement during 1995 were approximately $87,500.

 License Agreement/Consulting and Technology Agreement

  In February 1993, the Company entered into a license agreement with a member of the Company's Board of Directors. This individual is also Chairman of the Company's Scientific Advisory Board and a faculty member at the institution with which the Company has entered into certain other license agreements. In exchange for exclusive patented technology licensing rights, the Company is required to pay this individual a royalty based on 3% of net sales of products developed from such technology. If the Company chooses to sublicense this product to an unrelated party, the royalty will be based on 20% of the gross revenue received from the unrelated party for products developed from such technology. Additionally, the Company is required to spend a minimum of $200,000 in each two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to this technology. Because the Company has chosen not to invest in this technology as required by the license agreement, the license agreement may be canceled at the sole option of the licensor at any time.

  Also in February 1993, the Company entered into a consulting and technology agreement with this individual. This agreement, which expired in February 1998, requires the Company to pay monthly consulting fees of either $9,400 or $12,500, as stipulated in the agreement. Total payments made during 1995, 1996 and 1997 were approximately $100,000, $106,000 and $112,600, respectively, and are included in research and development expense. The Company is also required to remit to this individual a royalty of 1% of net sales of products developed from certain other technology licensed from the institution described above. If the Company chooses to sublicense such products to an unrelated party, the royalty will be based on 7% of the gross revenue received from the unrelated party for products developed from such technology. In connection with this consulting and technology agreement, a warrant to purchase 109,634 shares of common stock was issued to this individual (Note 5).

  Operations through December 31, 1997 did not result in the recognition of any material royalty expense in connection with these agreements.

11. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

  During 1995, the Company derived all product revenues from one distributor of the Company's products. During 1996, the Company derived 34% and 42% of its product revenues from two distributors of the Company's products in Japan and Europe, respectively. These same two distributors accounted for 39% and 40% of the Company's accounts receivable at December 31, 1996. During 1997, the Company derived 47% and 11% of product revenues from the same two customers, respectively, and one of these customers comprised 40% of the accounts receivable balance at December 31, 1997. Company policy does not require collateral on accounts receivable balances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998 (the "1998 Proxy Statement") under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is contained in the 1998 Proxy Statement under the captions "Compensation of Directors," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is contained in the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is contained in the Company's Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. Financial Statements

  The Company's financial statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

  (a)2. Financial Statement Schedules

  All applicable information is readily determinable from the notes to the Company's financial statements.

  (a)3. Listing of Exhibits

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
   ##3.1     Certificate of Incorporation, as amended, of the Registrant.
   ##3.2     Form of Restated Certificate of Incorporation of the Registrant to
             be filed upon the closing of the public offering.
   ##3.3     By-Laws of the Registrant, as amended.
   ##4.1     Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.
  ##10.1     1993 Incentive and Non-Qualified Stock Option Plan, as amended.
  ##10.2     1996 Equity Incentive Plan.
  ##10.3     1996 Employee Stock Purchase Plan.
  ##10.4     1996 Director Stock Option Plan.
  ##10.5     Consulting and Technology Agreement between the Registrant and Dr.
             Richard J. Cohen, dated February 8, 1993.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  ##10.6     Employment Agreement between the Registrant and Jeffrey M. Arnold, dated September 1, 1993.
  ##10.7     Employment Agreement between the Registrant and Paul Albrecht,
             Ph.D., dated April 27, 1993.
  ##10.8     License Agreement By and Between the Registrant and Dr. Richard J.
             Cohen, dated February 8, 1993.
  ##10.9     Lease By and Between the Registrant and R.W. Connelly, dated June
             1, 1995.
  ##10.10*   Exclusive distribution agreement by and between the Registrant and
             Kontron Instruments Ltd., dated December 28, 1995.
  ##10.11*   Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.
  ##10.12    License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing Myocardial Electrical
             Stability".
  ##10.13    License Agreement by and between the Registrants and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiac Electrical Imaging".
  ##10.14    License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Pacing Technology For Prevention of
             Cardiac Dysrhythmias".
  ##10.15    License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiovascular System
             Identification", as amended on July 9, 1996.
  ##10.16    Investors' Rights Agreement by and among the Company, Financial
             Strategic Portfolios, Inc.--Health Sciences Portfolio and the
             Global Health Sciences Fund, dated September 29, 1993.
  ##10.17    Investors' Rights Agreement by and among the Company and Morgan
             Stanley Venture Capital Fund II, L.P., Morgan Stanley Venture
             Capital Fund II, C.V. and Morgan Stanley Venture Investors, L.P.,
             dated April 19, 1995.
  ##10.18    Warrant to Purchase Shares of Common Stock of the Company in favor of Richard J. Cohen, dated September 29, 1993.
  ##10.19    Form of additional warrant to purchase shares of Common Stock of the Company.
  ##10.20    Form of Registration Rights Agreement by and between the Company and various Founders, each dated March 29, 1993.
  #10.21     Amended and Restated Lease By and Between the Registrant and R.W.
             Connelly, dated October 22, 1997.
  #10.22     Sublease By and Between Registrant and Pinpoint Corporation, dated
             January 30, 1998.
  #11.1      Computation of Net Loss Per Share.
  #23.1      Consent of Price Waterhouse LLP.
  #27        Financial Data Schedule.
  #27.1      Restated Financial Data Schedule for the 9 months ended September
             30, 1997.
  #27.2      Restated Financial Data Schedule for the 6 months ended June 30,
             1997.
  #27.3      Restated Financial Data Schedule for the 3 months ended March 31,
             1997
  #27.4      Restated Financial Data Schedule for the 12 months ended December
             31, 1996.
  #27.5      Restated Financial Data Schedule for the 9 months ended September
             30, 1996.
  #27.6      Restated Financial Data Schedule for the 6 months ended June 30,
             1996.
  #27.7      Restated Financial Data Schedule for the 12 months ended December
             31, 1995.

--------
# Filed herewith.
## Incorporated by reference from the Company's Registration Statement in Form S-1 dated August 2, 1996.
* Confidential treatment has been granted as to certain portions.

  (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 16TH DAY OF MARCH, 1998.

                                          Cambridge Heart, Inc.

                                                   /s/ Jeffrey M. Arnold
                                          By: _________________________________
                                             JEFFREY M. ARNOLD, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                           TITLE
                                                                     DATE

     /s/ Jeffrey M. Arnold             President, Chief         March 16, 1998
-------------------------------------   Executive Officer
          JEFFREY M. ARNOLD             and Director

     /s/ Richard J. Cohen              Director                 March 16, 1998
-------------------------------------
          RICHARD J. COHEN

     /s/ Rolf S. Stutz                 Director                 March 16, 1998
-------------------------------------
            ROLF S. STUTZ

     /s/ J. Daniel Cole                Director                 March 16, 1998
-------------------------------------
           J. DANIEL COLE

     /s/ Laurence J. Blumberg          Director                 March 16, 1998
-------------------------------------
        LAURENCE J. BLUMBERG

EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
  ##3.1      Certificate of Incorporation, as amended, of the
             Registrant.
  ##3.2      Form of Restated Certificate of Incorporation of the
             Registrant to be filed upon the closing of the public
             offering.
  ##3.3      By-Laws of the Registrant, as amended.
  ##4.1      Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.
 ##10.1      1993 Incentive and Non-Qualified Stock Option Plan, as
             amended.
 ##10.2      1996 Equity Incentive Plan.
 ##10.3      1996 Employee Stock Purchase Plan.
 ##10.4      1996 Director Stock Option Plan.
 ##10.5      Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993.
 ##10.6      Employment Agreement between the Registrant and Jeffrey M.
             Arnold, dated September 1, 1993.
 ##10.7      Employment Agreement between the Registrant and Paul
             Albrecht, Ph.D., dated April 27, 1993.
 ##10.8      License Agreement By and Between the Registrant and Dr.
             Richard J. Cohen, dated February 8, 1993.
 ##10.9      Lease By and Between the Registrant and R.W. Connelly,
             dated June 1, 1995.
 ##10.10*    Exclusive distribution agreement by and between the
             Registrant and Kontron Instruments Ltd., dated December 28,
             1995.
 ##10.11*    Exclusive Distributorship Agreement by and between the
             Registrant and Fukuda Denshi Co., Ltd.
 ##10.12     License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28,
             1993, relating to the technology of "Assessing Myocardial
             Electrical Stability".
 ##10.13     License Agreement by and between the Registrants and the
             Massachusetts Institute of Technology, dated September 28,
             1993, relating to the technology of "Cardiac Electrical
             Imaging".
 ##10.14     License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28,
             1993, relating to the technology of "Pacing Technology For
             Prevention of Cardiac Dysrhythmias".
 ##10.15     License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28,
             1993, relating to the technology of "Cardiovascular System
             Identification", as amended on July 9, 1996.
 ##10.16     Investors' Rights Agreement by and among the Company,
             Financial Strategic Portfolios, Inc.-Health Sciences
             Portfolio and the Global Health Sciences Fund, dated
             September 29, 1993.
 ##10.17     Investors' Rights Agreement by and among the Company and
             Morgan Stanley Venture Capital Fund II, L.P., Morgan
             Stanley Venture Capital Fund II, C.V. and Morgan Stanley
             Venture Investors, L.P., dated April 19, 1995.

 EXHIBIT NO.                        DESCRIPTION                          PAGE
 -----------                        -----------                          ----
 ##10.18     Warrant to Purchase Shares of common Stock of the Company
             in favor of Richard J. Cohen, dated September 29, 1993.
 ##10.19     Form of additional warrant to purchase shares of Common
             Stock of the Company.
 ##10.20     Form of Registration Rights Agreement by and between the
             Company and various Founders, each dated March 29, 1993.
  #10.21     Amended and Restated Lease By and Between the Registrant
             and R.W. Connelly, dated October 22, 1997.
  #10.22     Sublease By and Between Registrant and Pinpoint
             Corporation, dated January 30, 1998.
  #11.1      Computation of Net Loss Per Share.
  #23.1      Consent of Price Waterhouse LLP.
  #27        Financial Data Schedule.
  #27.1      Restated Financial Data Schedule for the 9 months ended
             September 30, 1997.
  #27.2      Restated Financial Data Schedule for the 6 months ended
             June 30, 1997.
  #27.3      Restated Financial Data Schedule for the 3 months ended
             March 31, 1997
  #27.4      Restated Financial Data Schedule for the 12 months ended
             December 31, 1996.
  #27.5      Restated Financial Data Schedule for the 9 months ended
             September 30, 1996.
  #27.6      Restated Financial Data Schedule for the 6 months ended
             June 30, 1996.
  #27.7      Restated Financial Data Schedule for the 12 months ended
             December 31, 1995.

--------
 # Filed herewith.
## Incorporated by reference from the Company's Registration Statement in Form
   S-1 dated August 2, 1996.
 * Confidential treatment has been granted as to certain portions.