Form 10-K/A
period 1997-12-31
CAMBRIDGE HEART INC
filed 1998-03-18
CIK 913443

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K

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

  The Company markets its products and services customers in the United States through a combination of in-house marketing, direct sales and clinical education support staff and a growing number of manufacturers representatives. During the fourth quarter of 1997, the Company initiated an aggressive recruitment program to increase the number of manufacturers representatives with expertise in selling cardiac diagnostic equipment. There are now over 40 manufacturers representatives representing the Company in the United States as compared to 11 at the end of 1996. The Company will train the new representatives in the installation, operating features and maintenance of the CH 2000 System during the first quarter of 1998. The Company compensates its manufacturers representatives with a sales commission. The Company intends to continue to expand its use of manufacturers representatives in 1998. The Company maintains a small but experienced in-house Service Department to answer customer questions and provide guidance, advice and troubleshooting regarding use of the CH 2000 System.

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

  Eric Dufford. Mr. Dufford became Vice President, Sales and Marketing and Secretary of the Company in August 1997. From January 1990 to May 1994, Mr. Dufford was Director of International Sales for St. Jude Medical, Inc. From May 1994 to August 1997, Mr. Dufford was Division President of Quest Medical Inc.'s Cardiovascular Systems Division. Mr. Dufford earned a B.A. in International Business/Marketing from the University of Colorado and an MBA from Emory University.

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

RESULTS OF OPERATIONS

 Fiscal 1996 Compared to Fiscal 1997

  Revenues were $866,942 in the fiscal year ended December 31, 1996 ("Fiscal 1996") and $1,448,319 for the fiscal year ended December 31, 1997 ("Fiscal 1997"), an increase of $581,377 or 67%. Sales of the Company's CH 2000 System and accessories accounted for 94% of total revenues in Fiscal 1997 compared to 95% in Fiscal 1996. The remainder of the current year's revenues were from the sale of the Company's proprietary, disposable Hi-Resolution electrodes.

  Revenues from products sold to the Company's independent distributors outside the United States were $900,958 in Fiscal 1997, an increase of $228,937, or 34%, over fiscal year 1996. Sales to international distributors accounted for 62% of the Company's total revenues in Fiscal 1997 compared to 78% in Fiscal 1996. Sales to United States customers were $547,361 in Fiscal 1997 compared to $169,921 in Fiscal 1996, an increase of 322%. The increase in U.S. revenues reflects the impact of the expansion of the number of trained sales representatives during Fiscal 1997. The Company now employs five direct sales representatives in the U.S. as compared to two at the end of Fiscal 1996. In addition, the Company has over 40 independent manufacturers' sales representatives under contract at the end of Fiscal 1997 compared to 11 at the end of Fiscal 1996. It is the Company's intention to continue to increase the number of independent manufacturers' representatives included in its U.S. distribution organization during 1998.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CAMBRIDGE HEART, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Accountants........................................  20
Balance Sheet at December 31, 1996 and 1997..............................  21
Statement of Operations for the three years ended December 31, 1997......  22
Statement of Changes in Stockholders' Equity for the three years ended
 December 31, 1997.......................................................  23
Statement of Cash Flows for the three years ended December 31, 1997......  24
Notes to Financial Statements............................................  25

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

  Also in February 1993, the Company entered into a consulting and technology agreement with this individual. This agreement, which has been extended to June 1998, requires the Company to pay monthly consulting fees of either $9,400 or $12,500, as stipulated in the agreement. Total payments made during 1995, 1996 and 1997 were approximately $100,000, $106,000 and $112,600, respectively, and are included in research and development expense. The Company is also required to remit to this individual a royalty of 1% of net sales of products developed from certain other technology licensed from the institution described above. If the Company chooses to sublicense such products to an unrelated party, the royalty will be based on 7% of the gross revenue received from the unrelated party for products developed from such technology. In connection with this consulting and technology agreement, a warrant to purchase 109,634 shares of common stock was issued to this individual (Note 5).

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
  ##10.6     Employment Agreement between the Registrant and Jeffrey M. Arnold, dated September 1, 1993.
  ##10.7     Employment Agreement between the Registrant and Paul Albrecht,
             Ph.D., dated April 27, 1993.
  ##10.8     License Agreement By and Between the Registrant and Dr. Richard J.
             Cohen, dated February 8, 1993.
  ##10.9     Lease By and Between the Registrant and R.W. Connelly, dated June
             1, 1995.
  ##10.10*   Exclusive distribution agreement by and between the Registrant and
             Kontron Instruments Ltd., dated December 28, 1995.
  ##10.11*   Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.
  ##10.12    License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing Myocardial Electrical
             Stability".
  ##10.13    License Agreement by and between the Registrants and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiac Electrical Imaging".
  ##10.14    License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Pacing Technology For Prevention of
             Cardiac Dysrhythmias".
  ##10.15    License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiovascular System
             Identification", as amended on July 9, 1996.
  ##10.16    Investors' Rights Agreement by and among the Company, Financial
             Strategic Portfolios, Inc.--Health Sciences Portfolio and the
             Global Health Sciences Fund, dated September 29, 1993.
  ##10.17    Investors' Rights Agreement by and among the Company and Morgan
             Stanley Venture Capital Fund II, L.P., Morgan Stanley Venture
             Capital Fund II, C.V. and Morgan Stanley Venture Investors, L.P.,
             dated April 19, 1995.
  ##10.18    Warrant to Purchase Shares of Common Stock of the Company in favor of Richard J. Cohen, dated September 29, 1993.
  ##10.19    Form of additional warrant to purchase shares of Common Stock of the Company.
  ##10.20    Form of Registration Rights Agreement by and between the Company and various Founders, each dated March 29, 1993.
  #10.21     Amended and Restated Lease By and Between the Registrant and R.W.
             Connelly, dated October 22, 1997.
  #10.22     Sublease By and Between Registrant and Pinpoint Corporation, dated
             January 30, 1998.
  #10.23     Agreement to Extend the Consulting and Technology Agreement
             between the Registrant and Dr. Richard J. Cohen, dated January 23,
             1998.
  #11.1      Computation of Net Loss Per Share.
  #23.1      Consent of Price Waterhouse LLP.
  #27        Financial Data Schedule.
  #27.1      Restated Financial Data Schedule for the 9 months ended September
             30, 1997.
  #27.2      Restated Financial Data Schedule for the 6 months ended June 30,
             1997.
  #27.3      Restated Financial Data Schedule for the 3 months ended March 31,
             1997
  #27.4      Restated Financial Data Schedule for the 12 months ended December
             31, 1996.
  #27.5      Restated Financial Data Schedule for the 9 months ended September
             30, 1996.
  #27.6      Restated Financial Data Schedule for the 6 months ended June 30,
             1996.
  #27.7      Restated Financial Data Schedule for the 12 months ended December
             31, 1995.

--------
# Filed herewith.
## Incorporated by reference from the Company's Registration Statement in Form S-1 dated August 2, 1996.
* Confidential treatment has been granted as to certain portions.

  (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CAMBRIDGE HEART, INC.

  Date: March 18, 1998                             /s/ Robert B. Palardy
                                          By: _________________________________
                                             ROBERT B. PALARDY VICE PRESIDENT,
                                            FINANCE & ADMINISTRATION AND CHIEF
                                                     FINANCIAL OFFICER

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
 ##10.18     Warrant to Purchase Shares of common Stock of the Company
             in favor of Richard J. Cohen, dated September 29, 1993.
 ##10.19     Form of additional warrant to purchase shares of Common
             Stock of the Company.
 ##10.20     Form of Registration Rights Agreement by and between the
             Company and various Founders, each dated March 29, 1993.
  #10.21     Amended and Restated Lease By and Between the Registrant
             and R.W. Connelly, dated October 22, 1997.
  #10.22     Sublease By and Between Registrant and Pinpoint
             Corporation, dated January 30, 1998.
  #10.23     Agreement to Extend the Consulting and Technology Agreement
             between the Registrant and Dr. Richard J. Cohen, dated
             January 23, 1998.
  #11.1      Computation of Net Loss Per Share.
  #23.1      Consent of Price Waterhouse LLP.
  #27        Financial Data Schedule.
   #27.1     Restated Financial Data Schedule for the 9 months ended
             September 30, 1997.
   #27.2     Restated Financial Data Schedule for the 6 months ended
             June 30, 1997.
   #27.3     Restated Financial Data Schedule for the 3 months ended
             March 31, 1997
   #27.4     Restated Financial Data Schedule for the 12 months ended
             December 31, 1996.
   #27.5     Restated Financial Data Schedule for the 9 months ended
             September 30, 1996.
   #27.6     Restated Financial Data Schedule for the 6 months ended
             June 30, 1996.
   #27.7     Restated Financial Data Schedule for the 12 months ended
             December 31, 1995.

--------
 # Filed herewith.
## Incorporated by reference from the Company's Registration Statement in Form
   S-1 dated August 2, 1996.
 * Confidential treatment has been granted as to certain portions.