Form 10-K/A
period 1997-12-31
CAMBRIDGE HEART INC
filed 1998-04-02
CIK 913443

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2
                                      TO
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
(MARK ONE)            THE SECURITIES EXCHANGE ACT OF 1934
[X]

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

ITEM 6. SELECTED FINANCIAL DATA

                                      YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                           1993       1994       1995       1996        1997
                         ---------  ---------  ---------  ---------  ----------
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenue................. $     --   $      25  $      68  $     867  $    1,448
Cost of goods sold......       --         --         141        884       1,386
                         ---------  ---------  ---------  ---------  ----------
Gross profit (loss).....       --          25        (73)       (17)         62
                         ---------  ---------  ---------  ---------  ----------
Costs and expenses:
  Research and
   development..........       589      1,124      1,709      2,433       3,587
  Selling, general and
   administrative.......       321        724        961      2,092       3,392
                         ---------  ---------  ---------  ---------  ----------
    Total costs and
     expenses...........       910      1,848      2,670      4,525       6,979
                         ---------  ---------  ---------  ---------  ----------
Loss from operations....      (910)    (1,823)    (2,743)    (4,542)     (6,917)
Interest income, net....        27        164        246        507         869
                         ---------  ---------  ---------  ---------  ----------
    Net loss............ $    (883) $  (1,659) $  (2,497) $  (4,035) $   (6,048)
                         =========  =========  =========  =========  ==========
Net loss per share--
 basic and diluted...... $   (0.34) $   (0.73) $   (0.89) $   (0.66) $    (0.58)
                         =========  =========  =========  =========  ==========
Weighted average shares
 outstanding--basic and
 diluted(1)(2).......... 2,609,530  2,280,863  2,814,069  6,073,865  10,451,560
                         =========  =========  =========  =========  ==========
                                            DECEMBER 31,
                         ------------------------------------------------------
                           1993       1994       1995       1996        1997
                         ---------  ---------  ---------  ---------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents
 and marketable
 securities............. $   5,029  $   3,329  $   3,948  $  18,589  $   12,756
Working capital.........     4,865      3,081      3,849     19,146      13,456
Total assets............     5,060      3,421      4,277     20,229      14,748
Total liabilities.......       166        266        266        500         527
Accumulated deficit.....      (925)    (2,584)    (5,081)    (9,116)    (15,163)
Stockholders' equity....     4,813      3,155      4,011     19,730      14,221

--------
(1) Excludes 208,333, 729,169 and 312,500 restricted shares of stock for the years ended December 31, 1993, 1994 and 1995, respectively, which were subject to repurchase by the Company for minimal consideration if certain specified employment conditions were not met. These restrictions lapsed on September 29, 1995.
(2) All potential Common Stock (including restricted stock, options, warrants and convertible preferred stock) has been excluded from the calculation of diluted earnings per share as it is anti-dilutive for all periods presented.

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

  As discussed in Note 2, the Company has restated the reported amount of net loss per share for the year ended December 31, 1995.

Price Waterhouse LLP

Boston, Massachusetts
February 3, 1998, except as to the last
paragraph of Note 2 which isas of April 1, 1998

                             CAMBRIDGE HEART, INC.

                                 BALANCE SHEET

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1997
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $18,588,583  $ 5,665,736
  Marketable securities..............................         --     7,090,605
  Accounts receivable, net of allowance for doubtful
   accounts of $20,800 at December 31, 1997..........     420,984      509,918
  Inventory..........................................     251,788      416,224
  Prepaid expenses and other current assets..........     384,423      301,127
                                                      -----------  -----------
    Total current assets.............................  19,645,778   13,983,610
Fixed assets, net....................................     423,158      574,660
Other assets.........................................     160,523      190,167
                                                      -----------  -----------
                                                      $20,229,459  $14,748,437
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $   202,377  $   170,531
  Accrued expenses...................................     283,333      346,770
  License fees payable...............................      14,011        9,836
                                                      -----------  -----------
    Total current liabilities........................     499,721      527,137
                                                      -----------  -----------
Commitments (Notes 9 and 10)
Stockholders' equity:
  Preferred Stock, $0.001 par value..................         --           --
  Common Stock, $0.001 par value; 25,000,000 shares
   authorized; 10,214,783 and 10,606,041 shares
   issued and outstanding at December 31, 1996 and
   1997, respectively................................      10,215       10,606
  Additional paid-in capital.........................  29,216,646   29,405,685
  Accumulated deficit................................  (9,115,685) (15,163,304)
                                                      -----------  -----------
                                                       20,111,176   14,252,987
Less: deferred compensation..........................    (381,438)     (31,687)
                                                      -----------  -----------
                                                       19,729,738   14,221,300
                                                      -----------  -----------
                                                      $20,229,459  $14,748,437
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS

                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                           1995         1996         1997
                                        -----------  -----------  -----------
Revenue................................ $    68,047  $   866,942  $ 1,448,319
Cost of goods sold.....................     141,312      884,229    1,386,627
                                        -----------  -----------  -----------
                                            (73,265)     (17,287)      61,692
Costs and expenses:
  Research and development.............   1,708,815    2,432,284    3,586,965
  Selling, general and administrative..     960,824    2,092,132    3,391,664
                                        -----------  -----------  -----------
    Loss from operations...............  (2,742,904)  (4,541,703)  (6,916,937)
Interest income........................     245,946      506,824      869,318
                                        -----------  -----------  -----------
Net loss............................... $(2,496,958) $(4,034,879) $(6,047,619)
                                        ===========  ===========  ===========
Net loss per share--basic and diluted
 (1995 restated)....................... $     (0.89) $     (0.66) $     (0.58)
                                        ===========  ===========  ===========
Weighted average shares outstanding--
 basic and diluted.....................   2,814,069    6,073,865   10,451,560
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                CAMBRIDGE HEART

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       SERIES B             SERIES A
                     CONVERTIBLE          CONVERTIBLE
                   PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK
                  -------------------  -------------------  ------------------- ADDITIONAL
                  NUMBER OF     PAR    NUMBER OF     PAR    NUMBER OF    PAR      PAID-IN    ACCUMULATED     DEFERRED
                    SHARES     VALUE     SHARES     VALUE     SHARES    VALUE     CAPITAL      DEFICIT     COMPENSATION
                  ----------  -------  ----------  -------  ---------- -------- -----------  ------------  ------------
Balance at
December 31,
1994............         --   $   --    6,578,083  $ 6,578   3,030,833 $  3,031 $ 5,729,020  $ (2,583,848)  $     --
Issuance of
Series B
convertible
preferred stock
in April 1995,
net of issuance
costs of
$149,487
(including
$87,500 paid to
a related
party--see Note
10).............   2,333,333    2,333                                             3,348,180
Issuance of
common stock
through exercise
of stock
options.........                                               132,330      132       2,471
Net loss........                                                                               (2,496,958)
                  ----------  -------  ----------  -------  ---------- -------- -----------  ------------   ---------
Balance at
December 31,
1995............   2,333,333    2,333   6,578,083    6,578   3,163,163    3,163   9,079,671    (5,080,806)        --
Issuance of
common stock in
initial public
offering........                                             2,437,750    2,438  19,651,447
Conversion of
preferred stock
into common
stock...........  (2,333,333)  (2,333) (6,578,083)  (6,578)  4,455,708    4,456       4,455
Issuance of
common stock
through exercise
of stock options
and warrants....                                               158,162      158      32,323
Deferred
compensation
related to
common stock
options
granted.........                                                                    448,750                  (448,750)
Amortization of
deferred
compensation....                                                                                               67,312
Net loss........                                                                               (4,034,879)
                  ----------  -------  ----------  -------  ---------- -------- -----------  ------------   ---------
Balance at
December 31,
1996............         --       --          --       --   10,214,783   10,215  29,216,646    (9,115,685)   (381,438)
Issuance of
common stock
through exercise
of stock
options,
warrants and
employee stock
purchase plan...                                               391,258      391     280,914
Compensation
related to
cashless
exercise of
certain common
stock options...                                                                     91,875
Compensation
related to non-
employee stock
options
granted.........                                                                    100,000
Amortization of
deferred
compensation....                                                                                               66,001
Reversal of
deferred
compensation
related to
common stock
options
forfeited.......                                                                   (283,750)                  283,750
Net loss........                                                                               (6,047,619)
                  ----------  -------  ----------  -------  ---------- -------- -----------  ------------   ---------
Balance at
December 31,
1997............         --   $   --          --   $   --   10,606,041 $ 10,606 $29,405,685  $(15,163,304)  $ (31,687)
                  ==========  =======  ==========  =======  ========== ======== ===========  ============   =========
                      TOTAL
                  STOCKHOLDERS'
                     EQUITY
                  -------------
Balance at
December 31,
1994............   $ 3,154,781
Issuance of
Series B
convertible
preferred stock
in April 1995,
net of issuance
costs of
$149,487
(including
$87,500 paid to
a related
party--see Note
10).............     3,350,513
Issuance of
common stock
through exercise
of stock
options.........         2,603
Net loss........    (2,496,958)
                  -------------
Balance at
December 31,
1995............     4,010,939
Issuance of
common stock in
initial public
offering........    19,653,885
Conversion of
preferred stock
into common
stock...........           --
Issuance of
common stock
through exercise
of stock options
and warrants....        32,481
Deferred
compensation
related to
common stock
options
granted.........           --
Amortization of
deferred
compensation....        67,312
Net loss........    (4,034,879)
                  -------------
Balance at
December 31,
1996............    19,729,738
Issuance of
common stock
through exercise
of stock
options,
warrants and
employee stock
purchase plan...       281,305
Compensation
related to
cashless
exercise of
certain common
stock options...        91,875
Compensation
related to non-
employee stock
options
granted.........       100,000
Amortization of
deferred
compensation....        66,001
Reversal of
deferred
compensation
related to
common stock
options
forfeited.......           --
Net loss........    (6,047,619)
                  -------------
Balance at
December 31,
1997............   $14,221,300
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

 Net Loss Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Shares which are subject to repurchase

                             CAMBRIDGE HEART, INC.

by the Company for minimal consideration if certain specified conditions are not met are excluded from the number of common shares outstanding for purposes of computing basic earnings per share. Diluted earnings per share includes dilutive potential common stock (such as stock subject to repurchase, options, warrants and convertible preferred stock) and is computed similarly to fully-diluted earnings per share pursuant to APB 15. The Company adopted SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, which provides new guidance with respect to earnings per share computations in the periods preceding a company's initial public offering, in the fourth quarter of fiscal 1997 and has restated all prior periods in its financial statements.

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

  The Company had previously included shares subject to repurchase in its computation of basic net loss per share for the year ended December 31, 1995, and had previously reported a net loss of $0.80 per share, based on a weighted average number of common shares outstanding of 3,126,569. The basic net loss per share for the year ended December 31, 1995 has been restated to $0.89 per share in the accompanying financial statements to exclude these shares.

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

                             CAMBRIDGE HEART, INC.

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

 Warrants

  In connection with the Series A Preferred Stock issuance, warrants to purchase 328,904 shares of common stock were issued to the Company's selling agent, a related party (Note 10). The warrants were issued with an exercise price of $2.00 per share and expire in September 1998. The warrants contain a cashless exercise provision whereby the warrant holder can surrender in-the-money warrants in exchange for a net number of shares of common stock based on the fair market value of the common stock at the date of exercise. During 1996 and 1997, warrants to purchase 2,000 and 191,208 shares of common stock, respectively, were exercised, resulting in the issuance of 1,912 and 168,086 shares of common stock, respectively.

  In addition, warrants to purchase 109,634 shares of common stock were issued in February 1993 to a related party who provides consulting services to the Company (Note 10). These warrants were issued with an exercise price of $2.00 per share, contain a cashless exercise provision similar to that for the warrants detailed above, and expire on September 24, 1998.

  In conjunction with certain license agreements entered into during 1996 (Note 9), the Company issued warrants to purchase 25,000 shares of common stock to an unrelated party. The warrants were issued with an exercise price of $11.00 per share, are exercisable beginning in December 1999 and expire in March 2000. However, the warrants terminate if the related license agreements are terminated prior to exercise. The warrants contain a cashless exercise provision whereby the warrant holder can surrender in-the-money warrants in exchange for a net number of shares of common stock based on the fair market value of the common stock at the date of exercise.

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

 Fair Value Disclosures

  As discussed in Note 2, the Company has elected to adopt SFAS 123 through disclosure only. Had compensation cost for the Company's option plans and employee stock purchase plan been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, for options granted in 1995, 1996 and 1997, the Company's net loss and net loss per share would have been as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1995       1996       1997
                                               ---------- ---------- ----------
   Net loss:
     As reported.............................. $2,496,958 $4,034,879 $6,047,619
     Pro forma................................ $2,505,931 $4,161,030 $6,511,042
   Net loss per share:
     As reported--basic and diluted........... $     0.89 $     0.66 $     0.58
     Pro forma--basic and diluted............. $     0.89 $     0.69 $     0.62

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

  The above pro forma disclosures reflect options granted during 1995, 1996 and 1997 only. Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not necessarily representative of the pro forma effects on reported net income
(loss) for future years.

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

                                          CAMBRIDGE HEART, INC.

  Date: April 1, 1998                              /s/ Robert B. Palardy
                                          By: _________________________________
                                                     ROBERT B. PALARDY
                                                 VICE PRESIDENT, FINANCE &
                                                    ADMINISTRATION AND
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