Form 10-Q
period 1998-03-31
CAMBRIDGE HEART INC
filed 1998-05-15
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
ended March 31,1998                          Commission File Number 0-20991
      -------------

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

Yes      X      No
    ----------    --------


Number of shares outstanding of each of the issuer's classes of common stock as of May 15, 1998:


               Class                              Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                    10,633,474

                             CAMBRIDGE HEART, INC.

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                  BALANCE SHEET AT DECEMBER 31, 1997 AND
                  MARCH 31, 1998                                           3

                  STATEMENT OF OPERATIONS
                  FOR THE THREE MONTH
                  PERIOD ENDED MARCH 31, 1997 AND 1998                     4

                  STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTH PERIOD ENDED
                  MARCH 31, 1997 AND 1998                                  5

                  NOTES TO CONDENSED FINANCIAL
                  STATEMENTS                                               6

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                               7

          ITEM 5. OTHER INFORMATION                                       14

PART II.  OTHER INFORMATION

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        14


SIGNATURES


  This Quarterly Report on Form 10-Q contains forward-looking statements.
For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.
The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by the Company's management from time to time.

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                 BALANCE SHEET

                                                  December 31,        March 31,
                                                     1997               1998
                                                 -----------        -----------
                                                                    (Unaudited)
Assets
Current assets:
Cash and cash equivalents.....................   $ 5,665,736        $ 5,342,098
Marketable securities.........................     7,090,605          5,726,142
Accounts receivable, net......................       509,918            501,368
Inventory.....................................       416,224            397,685
Prepaid expenses and other current assets.....       301,127            292,459
                                                 -----------        -----------
  Total current assets........................    13,983,610         12,259,752

Fixed assets, net.............................       574,660            644,137
Other assets..................................       190,167            209,509
                                                 -----------        -----------
                                                 $14,748,437        $13,113,398
                                                 ===========        ===========
Liabilities and  stockholders' equity
Current liabilities:
Accounts payable..............................   $   170,531        $   202,311
Accrued expenses..............................       356,606            331,559
                                                 -----------        -----------
Total current liabilities.....................       527,137            533,870
                                                 -----------        -----------
Stockholder's equity:
Common stock, $.001 par value; 20,000,000
  shares authorized; 10,606,041 and
  10,626,061 shares issued and outstanding
  at December 31, 1997 and March 31, 1998,
  respectively................................        10,606             10,626
Additional paid-in capital....................    29,405,685         29,448,300
Accumulated deficit...........................   (15,163,304)       (16,850,148)
                                                 -----------        -----------

                                                  14,252,987         12,608,778
Deferred compensation.........................       (31,687)           (29,250)
                                                 -----------        -----------
  Total stockholders' equity..................    14,221,300         12,579,528
                                                 -----------        -----------
                                                 $14,748,437        $13,113,398
                                                 ===========        ===========

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                 Three months ended March 31,
                                                                     1997            1998
                                                                 -----------     -----------
Revenue......................................................    $   319,028     $   406,848

Cost of goods sold...........................................        305,358         355,978
                                                                 -----------     -----------
                                                                      13,670          50,870
Cost and expenses:
Research and development.....................................        953,713       1,006,863

Selling, general and administrative..........................        799,183         906,747
                                                                 -----------     -----------

  Loss from operations.......................................     (1,739,226)     (1,862,740)

Interest income..............................................        255,784         175,896
                                                                 -----------     -----------

Net loss.....................................................    $(1,483,442)    $(1,686,844)
                                                                 ===========     ===========

Net loss per share--basic and diluted .......................    $     (0.14)    $     (0.16)
                                                                 ===========     ===========
Weighted average common shares outstanding--basic and
 diluted.....................................................     10,323,606      10,624,486
                                                                 ===========     ===========

           See accompanying notes to condensed financial statements.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                                                       Three months ended
                                                                                             March 31,
                                                                                      ---------------------
                                                                                         1997        1998
                                                                                      ---------    --------
Cash flows from operating activities:
Net loss..........................................................................  $ (1,483,442) $(1,686,844)
Adjustments to reconcile net loss to net
 cash used for operating activities:
Depreciation......................................................................        39,284       67,970
Amortization of deferred compensation.............................................        22,438        2,437
Compensation expense related to non employee stock
 options..........................................................................          --         40,000
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable.......................................       (35,125)       8,550
 (Increase) decrease in inventory.................................................       (63,835)      18,539
 (Increase) decrease in prepaid expenses and other
  current assets..................................................................        71,648        8,668
 (Increase) decrease in other assets..............................................        17,534      (19,342)
 Increase (decrease) in accounts payable
  and accrued expenses............................................................      (151,569)       6,733
                                                                                    ------------  -----------
 Net cash used for operating activities...........................................    (1,583,067)  (1,553,289)
                                                                                    ------------  -----------

Cash flows from investing activities:
Net (purchase) maturity of marketable securities..................................    (4,105,721)   1,364,463
Purchase of fixed assets..........................................................      (148,552)    (137,447)
                                                                                    ------------  -----------
 Net cash (used for) provided by  investing activities............................    (4,254,273)   1,227,016
                                                                                    ------------  -----------
Cash flows from financing activities:

Proceeds from issuance of common stock                                                    60,636        2,635
                                                                                    ------------  -----------

Net decrease in cash and cash equivalents.........................................    (5,776,704)    (323,638)
Cash and cash equivalents at beginning of period..................................    18,588,583    5,665,736
                                                                                    ------------  -----------
Cash and cash equivalents at end of period........................................  $ 12,811,879  $ 5,342,098
                                                                                    ============  ===========


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

2. BASIS OF PRESENTATION

   The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

   Certain amounts in the three month period ended March 31, 1997 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company's reported net loss.

3. INVENTORIES

   Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.

4. NET LOSS PER SHARE

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes dilutive potential common stock (such as stock subject to repurchase, options, warrants and convertible preferred stock) and is computed similarly to fully-diluted earnings per share pursuant to APB 15. The Company adopted

   SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, which provides new guidance with respect to earnings per share computations in the periods preceding a company's initial public offering, in the fourth quarter of fiscal 1997 and has restated all prior periods in its financial statements.

          Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded potential common stock from the calculation of diluted weighted average share amounts for the three months ended March 31, 1997 and 1998, as its inclusion would have been anti-dilutive.




                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

   Cambridge Heart, Inc. (the "Company" or "Cambridge Heart") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease, the leading cause of death in the United States and many other developed countries. Using innovative technologies, including proprietary disposable electrodes, the Company is addressing such key problems in cardiac diagnosis as (i) the identification of those at risk of sudden cardiac death, accounting for approximately 50% of all deaths due to heart attack, (ii) the early detection of coronary artery disease and (iii) the prompt and accurate diagnosis of heart attack. The Company has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase significantly in the future as it develops additional products and funds clinical trials of its product candidates. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with additional third party technology licenses and potential acquisition of complimentary products and technologies. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement. The Company has incurred cumulative net losses since inception through March 31, 1998 of $16,850,148.

   Effective January 1, 1998, the Company gave notice of termination of its exclusive distribution agreement with Kontron Instruments Ltd., ("Kontron") due to their failure to meet contract terms. The Company expects to enter into separate agreements with Kontron for distribution of the Company's products in France and Italy. The Company intends to pursue agreements with other partners for distribution of its products in the remaining European countries. The Company does not anticipate that this will have a material, adverse effect on its business, financial condition or results of operations.


RESULTS OF OPERATIONS

   The Company's principal products are the CH 2000 System and Hi-Resolution electrodes. Both products have received 510(k) clearance from the Food and Drug

Administration ("FDA") for sale in the United States, have received the CE mark for sale in Europe and have been approved for sale by the Ministry of Health in Japan. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans but no claim about the applicability or prognostic value of the T-wave alternans measurement. The Company is currently conducting further clinical studies and expects to make a subsequent submission to the FDA with additional clinical data with the intention of obtaining a subsequent 510(K) clearance with broader claims.

   Preliminary data from the study being conducted for this submission was presented on May 6, 1998, at the annual meeting of the North American Society of Pacing and Electrophysiology ("NASPE") by Michael R. Gold, M.D., Ph.D. the study's principal investigator. The data presented by Dr. Gold was on the first 148 of an expected total enrollment of 270 patients in the study, and showed T-wave alternans to be a statistically significant predictor of the results of invasive Electrophysiology ("EP") study and of events (ventricular arrhythmias and death) during follow up. In the study, which is being conducted in 9 centers in the United States, the measurement of T-wave alternans is being compared with signal average ECG (an older non-invasive test for determining risk of arrhythmia) as a predictor of the results of invasive EP study. In additon, the use of T-wave alternans, signal average ECG and EP studies are all being compared as predictors of actual patient events. The initial results of the Company's study support the results of earlier studies conducted and are consistent with the goals of this trial.


THREE MONTH PERIOD ENDED MARCH 31, 1997 AND 1998

     Revenues for the three month period ended March 31, 1997 and 1998 were $319,028 and $406,848, respectively, an increase of 28%. The Company's domestic revenues increased 201% from $41,252 during the three month period ended March 31, 1997 to $124,338 for the same period in 1998. The domestic increase resulted from the expansion of the Company's direct sales force from three representatives at March 31, 1997 to five representatives at March 31, 1998.
The Company has also increased the number of independent manufacturers representatives under contract from 9 at March 31, 1997 to over 40 at March 31, 1998. International revenues for the three month period ended March 31, 1997 and 1998 were $277,776 and $282,510 respectively, an increase of 2%.

     The cost of goods sold for the three month period ended March 31, 1997 was $305,358 (96% of revenues) compared to $355,978 (87% of revenues) for the same period in 1998. The improved ratio of costs to revenues primarily reflects the impact of increased volume on the allocation of fixed manufacturing overhead. The Company anticipates that this factor, in addition to the impact of programs targeted at reducing the cost of direct materials, will continue to favorably affect the overall gross margins.

  Research and development expenses increased 6% from $953,713 in the three month period ended March 31, 1997 to $1,006,863 for the same period of 1998. This reflects the costs incurred by the Company in support of its clinical trial activities targeted at the filing of a 510(k) with the FDA in 1998 for expanded product labeling claims for its T-wave alternans technology. The Company intends to continue to increase its funding in support of third party clinical trials to further the adoption of T-wave alternans testing and in-house research in support of its T-wave alternans and cardiac electrical imaging ("CEI") technologies.

  Selling, general and administrative expenses increased 13% from $799,183 in the three month period ended March 31, 1997 to $906,747 in the same period in 1998. Most of this increase in costs was the result of the expansion of the Company's U.S. field sales organization and its marketing efforts targeted at the adoption of T-wave alternans testing by the clinical cardiologists.

  Interest income was $255,784 for the three month period ended March 31, 1997 compared to $175,896 for the same period in 1998. This decrease reflected a decline in the remaining proceeds of the initial public offering of the Company's common stock in August 1996, as a result of the operating losses incurred by the Company.


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

  As of March 31, 1998, the Company had cash, cash equivalents and marketable securities of $11,068,240. The proceeds of the equity offerings have been used primarily to fund operating losses of approximately $16,850,000, reflecting expenditures made primarily to support research, new product development, and clinical trial activities, to support a marketing and sales organization, and to support an administrative infrastructure and the investment of approximately $1,075,000 in property and equipment as of March 31, 1998.

  During the three month period ended March 31, 1998, the Company's cash, cash equivalents and marketable securities decreased by $1,688,101, or 13% consistent with its net loss for the quarter of $1,686,844. Fixed asset additions during the quarter of $137,447 represent increased sales demonstration and clinical research units to support the Company's expanded efforts in these areas.

  The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Resolution electrodes. The Company does not expect capital expenditures to exceed an aggregate of $3,000,000 over the next two years.

  Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $430,000 of such minimum license maintenance fees subsequent to March 31, 1998. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

  The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements until at least June 30, 1999. The Company's future liquidity and capital requirements will depend on numerous factors including the success of commercializing the CH 2000 System, the ability of the Company's suppliers to continue to meet the demands of the Company at current contract prices, obtaining and enforcing patents important to the Company's business, the status of regulatory approvals and competition. Changes in these circumstances could accelerate the Company's use of capital. If this occurs, the Company may from time to time incur indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company on acceptable terms, if at all.



CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company is engaged primarily in the commercialization, manufacture, research and development of its products for the non-invasive diagnosis of cardiac disease. The Company has incurred substantial and increasing net losses through March 31, 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability on a quarterly or annual basis.

     The Company believes that its future success substantially depends upon the successful commercialization and market acceptance of its T-wave alternans technology. The analysis of T-wave alternans to diagnose ventricular arrhythmia is a new diagnostic approach that is currently investigational. The Company anticipates that it will submit its 510(k) application for clearance from the FDA for a labeling claim covering the applicability or prognostic use of its T-wave alternans technology during 1998. There can be no assurance as to when or if the FDA will accept or approve the Company's submission. Market acceptance will depend upon the Company's ability to obtain regulatory clearance or approval for claims covering the applicability or prognostic use of T-wave alternans measurement, as well as its ability to demonstrate the diagnostic advantages and cost-effectiveness of the technology. There can be no assurance that regulatory approval for such claims will ever be received or that the Company will be able to successfully commercialize or achieve market acceptance of its T-wave alternans technology or that the Company's competitors will not develop competing technologies that are superior to those of the Company.

     The Company has sponsored and is continuing to sponsor clinical studies relating to its T-wave alternans technology and Hi-Resolution electrodes to establish the prognostic value of such technology. While these studies on high risk patients to date have indicated that T-wave alternans is associated with ventricular arrhythmia to a degree comparable to EP testing, there can be no assurances that the results of such studies will continue to do so. Any results of clinical studies or trials which fail to demonstrate that T-wave alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of this, or other Company technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's products, product development activities, manufacturing processes and sales and marketing are subject to extensive and rigorous regulation by the FDA and comparable regulatory agencies in foreign countries.

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

     A significant portion of the Company's revenue is dependent upon sales of its products outside the United States. Foreign regulatory bodies have established varying regulations, duties and tax requirements. Specifically, the European Union has promulgated rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. There is no assurance that the Company will be able to obtain EC approval for any future products. The inability or failure of the Company or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of the Company's products, and thereby adversely affect the Company's business, financial condition and results of operations.

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


  The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although the Company maintains product liability insurance in the United States and in other countries in which the Company intends to conduct business, including clinical trials and product marketing and sales, there can be no assurance that such coverage is adequate or will continue to be available. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of the CH 200 System, or cause a significant financial burden on the Company, or both, and could have a material adverse effect on the Company's business, financial condition and ability to market the CH 2000 System as currently contemplated.

  The Company's success will depend in part on its ability to develop patentable products, enforce its patents and obtain patent protection for its products both in the United States and in other countries. However, the patent positions of medical device companies, including Cambridge Heart, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned or licensed to Cambridge Heart or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company also relies on unpatented trade secrets to protect its proprietary technology, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect meaningful rights to such unpatented proprietary technology.

  The commercial success of the Company will also depend in part on its neither infringing patents issued to others nor breaching the licenses upon which the Company's products might be based. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on the Company. Failure of the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or termination of the licenses.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of others' proprietary rights. In particular, competitors of the Company and other third parties hold issued patents and are assumed by the Company to hold pending patent applications which may result in claims of infringement against the Company to hold pending patent applications which may result in claims of infringement against the Company or other patent litigation. The Company also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to the Company, to determine the priority of inventions. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with products of the Company.

  The Company relies on confidentiality agreements with its collaborators, employees, advisors, vendors and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company.

  The Company's ability to successfully market its products is likely to depend in part on the extent to which reimbursement for the cost of such products and the procedures in which such products are used will be available from government third party payors (including the Medicare and Medicaid programs), government health administration authorities, private health insurers and other organizations. These third party payors may deny coverage if they determine that a procedure was not reasonable or necessary as determined by the payor, was experimental or was used for an unapproved indication. In addition, certain healthcare providers are moving towards a managed care system in which such providers contract to provide comprehensive healthcare for a fixed cost per person, irrespective of the amount of care actually provided. Such providers, in an effort to control healthcare costs are increasingly challenging the prices charged for medical products and services, and in some instances, have pressured medical suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third party healthcare payors, Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. If coverage and adequate reimbursement levels are not provided by government or third party payors for uses on the Company's technologies or products, the Company's business, financial position and ability to market its technologies or products may be adversely affected.


  The Company expects to derive a substantial majority of its future revenues from sales of the CH 2000 System. If the Company is unable to commercialize the CH 2000 System successfully, it would have a material adverse effect on the Company's business, financial condition and results of operations.


USE OF PROCEEDS

  The Company's Securities Act registration statement on Form S-1 (SEC File
No. 333-04879) became effective on August 2, 1996. To date, the Company has used approximately $738,000 for the purchase and installation of machinery and equipment and approximately $9,277,000 for working capital.

Item 5.  OTHER INFORMATION

  On April 10, 1998, Harris A. Berman was elected as a member of the Board of Directors.



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



                                    CAMBRIDGE HEART, INC.


Date: May 14, 1998                  By: /s/ Jeffrey M. Arnold
                                        ---------------------------------------
                                         Jeffrey M. Arnold
                                         Chairman, President, Chief
                                         Executive Officer

                                 EXHIBIT INDEX



Exhibit Number                Description
--------------                -----------

  10.1 Notice of Termination of Exclusive Distribution Agreement by and between the Registrant and Kontron Instruments Ltd., dated December 30, 1997.

  11                       Statement re Computation of Net Loss per Share

  27                       Financial Data Schedule