Form 10-Q
period 1998-06-30
CAMBRIDGE HEART INC
filed 1998-08-14
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
ended June 30,1998                            Commission File Number 0-20991
      ------------

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

Yes      X      No
    ----------    --------


Number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1998:


                Class                             Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                      10,824,011

                             CAMBRIDGE HEART, INC.

                                     INDEX


                                                                    PAGE NUMBER
                                                                    -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1997 AND
                     JUNE 30, 1998                                       3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND SIX MONTH
                     PERIODS ENDED JUNE 30, 1997 AND 1998                4

                     STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED
                     JUNE 30, 1997 AND 1998                              5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                          6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                          7

PART II.  OTHER INFORMATION

          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                            15

          ITEM 5.    OTHER INFORMATION                                  15


          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                   16


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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                 BALANCE SHEET



                                                                     December 31,       June 30,
                                                                         1997             1998
                                                                     ------------     ------------
                                                                                      (Unaudited)
Assets
Current assets:
Cash and cash equivalents......................................       $ 5,665,736     $  4,750,723
Marketable securities..........................................         7,090,605        4,946,920
Accounts receivable, net.......................................           509,918          386,912
Inventory......................................................           416,224          408,019
Prepaid expenses and other.....................................           301,127          223,144
                                                                     ------------     ------------
  Total current assets.........................................        13,983,610       10,715,718

Fixed assets, net..............................................           574,660          625,066
Other assets...................................................           190,167          244,633
                                                                     ------------     ------------
                                                                      $14,748,437     $ 11,585,417
                                                                     ============     ============
Liabilities and  stockholders' equity
Current liabilities:
Accounts payable...............................................       $   170,531     $    353,341
Accrued expenses...............................................           356,606          353,899
                                                                     ------------     ------------
Total current liabilities......................................           527,137          707,240
                                                                     ------------     ------------
Stockholder's equity:
Common stock, $.001 par value; 25,000,000 shares
  authorized; 10,606,041 and 10,743,719 shares
  issued and outstanding at December 31, 1997
  and June 30, 1998, respectively..............................            10,606           10,744
Additional paid-in capital.....................................        29,405,685       29,498,704
Accumulated deficit............................................       (15,163,304)     (18,628,521)
                                                                     ------------     ------------
                                                                       14,252,987       10,880,927
Less: deferred compensation....................................           (31,687)          (2,750)
                                                                     ------------     ------------
  Total stockholders' equity...................................        14,221,300       10,878,177
                                                                     ------------     ------------
                                                                      $14,748,437     $ 11,585,417
                                                                     ============     ============

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS
                                  (unaudited)


                                     Three months ended June 30,     Six months ended June 30,
                                     --------------------------    -----------------------------
                                         1997          1998              1997          1998
                                     -----------  -------------      -----------    -----------

Revenue...........................   $   418,452    $   443,344      $   737,480    $   850,192

Cost of goods sold................       332,359        454,230          637,717        810,208
                                     -----------  -------------      -----------    -----------
                                          86,093        (10,886)          99,763         39,984
Cost and expenses:
Research and development..........     1,075,228        956,880        2,028,941      1,963,743

Selling, general and
  administrative..................       924,838        963,595        1,724,021      1,870,342
                                     -----------  -------------      -----------    -----------

  Loss from operations............    (1,913,973)    (1,931,361)      (3,653,199)    (3,794,101)

Interest income...................       209,569        152,988          465,352        328,884
                                     -----------  -------------      -----------    -----------

Net loss..........................   $(1,704,404)   $(1,778,373)     $(3,187,847)   $(3,465,217)
                                     ===========  =============      ===========    ===========

Net loss per share --  basic and..   $     (0.16)   $     (0.17)     $      (.31)   $      (.33)
                                     ===========  =============      ===========    ===========
Weighted average common
 shares outstanding --
 basic and diluted................    10,401,567     10,661,946       10,362,586     10,643,216
                                     ===========  =============      ===========    ===========

           See accompanying notes to condensed financial statements.

                            STATEMENT OF CASH FLOWS
                                  (unaudited)




                                                                                         Six months ended June 30,
                                                                                        ---------------------------
                                                                                             1997         1998
                                                                                        ------------   ------------

Cash flows from operating activities:
Net loss............................................................................    $ (3,187,847)  $ (3,465,217)
Adjustments to reconcile net loss to net
  cash used for operating activities:
Depreciation........................................................................          83,038        122,594
Amortization of deferred compensation...............................................         152,750          4,146
Compensation expense related to non employee stock options..........................                         80,000
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable........................................        (122,015)       123,006
(Increase) decrease in inventory....................................................          16,381          8,205
  (Increase) decrease in prepaid expenses and other current assets..................         199,887         77,983
  (Increase) decrease in other assets...............................................          35,343        (54,466)
  Increase (decrease) in accounts payable and accrued expenses......................         (38,353)       186,382
  Decrease in license fees payable..................................................          (4,253)        (6,279)
                                                                                        ------------   ------------

  Net cash used for operating activities............................................      (2,865,069)    (2,923,646)
                                                                                        ------------   ------------
Cash flows from investing activities:
Net (purchase) maturity of marketable securities....................................      (4,108,241)     2,143,685
Purchase of fixed assets............................................................        (233,250)      (173,000)
                                                                                        ------------   ------------
  Net cash (used for) provided by investing activities..............................      (4,341,491)     1,970,685
                                                                                        ------------   ------------
Cash flows from financing activities:

Proceeds from issuance of common stock                                                       162,594         37,948
                                                                                        ------------   ------------

Net decrease in cash and cash equivalents...........................................      (7,043,966)      (915,013)
Cash and cash equivalents at beginning of period....................................      18,588,583      5,665,736
                                                                                        ------------   ------------
Cash and cash equivalents at end of period..........................................    $ 11,544,617   $  4,750,723
                                                                                        ============   ============


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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the six month periods ended June 30, 1997 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

     Certain amounts in the three month and six month periods ended June 30, 1997 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company's reported net loss.

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

          Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded potential common stock from the calculation of diluted weighted average share amounts for the three and six month periods ended June 30, 1997 and 1998, as its inclusion would have been anti-dilutive.




                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

     Cambridge Heart, Inc. (the "Company" or "Cambridge Heart") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease, the leading cause of death in the United States and many other developed countries. Using innovative technologies, including proprietary disposable electrodes, the Company is addressing such key problems in cardiac diagnosis as (i) the identification of those at risk of sudden cardiac death, accounting for approximately 50% of all deaths due to heart attack, (ii) the early detection of coronary artery disease and (iii) the prompt and accurate diagnosis of heart attack. The Company has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase significantly in the future as it develops additional products and funds clinical trials of its product candidates. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with additional third party technology licenses and potential acquisition of complimentary products and technologies. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement. The Company has incurred cumulative net losses since inception through June 30, 1998 of $18,629,000.

RESULTS OF OPERATIONS

     The Company's principal products are the CH 2000 System and Hi-Resolution electrodes. Both products have received 510(k) clearance from the Food and Drug Administration ("FDA") for sale in the United States and have received the CE mark for sale in Europe and has been approved for sale by the Ministry of Health in Japan. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans but no claim about the applicability or prognostic value of the T-wave alternans measurement.

     The Company has recently completed an additional clinical study designed to obtain subsequent 510(K) clearance for broader claims. In the final statistical report received from the Contract Research Organization ("CRO"), the study results show that all of the study goals have been met in that, 1) the noninvasive measure of microvolt alternans predicts the results of Electrophysiology ("EP") testing with a statistical significance of p (less than)0.0001, and 2) that it met all the other statistical tests defined in the protocol. The Company expects to make a 510(K) submission to the FDA in the next few weeks.

     The labeling study is the largest study the Company has conducted to date and examines the ability of T-wave alternans to noninvasively identify patients susceptible to life threatening rhythm disturbances as indicated by the results of invasive EP testing. In the study, which was conducted in 9 centers in the United States, the measurement of T-wave alternans was also compared with signal average ECG ("SAECG"), an older non-invasive test for determining risk of arrhythmia, in this prediction. The Company also conducted a follow-up study, which, in the same patients, compares the results of T-wave alternans to results of EP testing and SAECG in predicting episodes of life threatening arrhythmias and sudden cardiac death, the second largest cause of death in the U.S.

     The Company expects to receive the final report on the follow up study on these patients shortly. Preliminary data from this study was previously presented at the annual meeting of the North American Society of Pacing and Electrophysiology in May, 1998. The data presented by Michael R. Gold, M.D., Ph.D., the study's principal investigator, was on the first 148 patients of the total 270 enrolled in the Company's labeling study. The data showed T-wave alternans to be a statistically significant predictor of events (ventricular arrhythmias and death).


THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

     Revenue for the three month periods ended June 30, 1997 and 1998 were $418,452 and $443,344 respectively, an increase of 6%. Revenue for the six month periods ended June 30, 1997 and 1998 were $737,480 and $850,192, respectively, an increase of 15%. The Company's domestic revenue increased 58% from $184,485 during the three month period ended June 30, 1997 to $290,916 for the same period in 1998. For the six month period ended June 30, 1997 and 1998, domestic revenue increased 84% from $225,737 to $415,254. Since June 30, 1997, the

Company has increased the total size of its sales force in the United States from approximately 15 representatives to approximately 40. The domestic revenue growth for the three and six month periods ended June 30, 1998 primarily results from this increase in distribution resources. International revenue for the three month period ended June 30, 1997 and 1998 were $233,967 and $152,428, respectively, a decrease of 35%. For the six month period ended June 30, 1997 and 1998, international revenue has declined 15% from $511,743 to $434,938. Effective April 1, 1998, the Company entered into a one year extension of the exclusive distribution agreement with Fukuda Denshi Co., Ltd. ("Fukuda") for distribution of the Company's products in Japan. Fewer units were sold to Japan during the three month period ended June 30, 1998 than the previous year. This was a planned adjustment for seasonal demand included in the new contract extension. The contract calls for volumes to return to historical levels in the next quarter and for the balance of the contract term. Effective April 1, 1998, the Company entered into a one year exclusive distribution agreement with Reynolds Medical, Ltd. ("Reynolds") for distribution of the Company's products in Germany and the United Kingdom. The Company also entered into a one year exclusive distribution agreement with Image Monitoring ("Image Monitoring") for distribution of the Company's products in Canada. The current year quarter includes the initial shipment of demonstration units to the Company's new distributors in Europe and Canada. Per the distribution agreements, these initial units were priced below the Company's normal distributor discounted prices. The Company expects that future units will be at historical Company prices.

     The gross margin for the three month periods ended June 30, 1997 and 1998 were $86,093 (21% of revenues) and ($10,886) (-2% of revenues), respectively. Gross margin for the six month periods ended June 30, 1997 and 1998 were $99,763 (14% of revenues) and $39,984 (5% of revenues) respectively. The current quarter results include the effect of unfavorable pricing and product sales mix. Initial systems sold to the Company's new distributors in Europe and Canada were demonstration units priced below historical levels. The mix of CH 2000 systems and CH 2000 systems with T-wave alternans sold to U.S. and international customers during the three month period ended June 30, 1998 was less favorable than the same period of 1997. The Company expects that future quarters will reflect historical pricing and product mix.

     Research and development expenses decreased 11% from $1,075,228 in the three month period ended June 30, 1997 to $956,880 for the same period of 1998. The prior year period includes approximately $113,200 of costs associated with employee severance arrangements. The Company continued to incur costs in support of its clinical trial activities targeted at the filing of a 510(k) with the FDA for expansion of labeling claims for its T-wave alternans technology. Research and development expenses for the six month period ended June 30, 1997 and 1998 were $2,028,941 and $1,963,743, respectively, a decrease of 3%.

     Selling, general and administrative expenses increased 4% from $924,838 in the three month period ended June 30, 1997 to $963,595 in the same period in 1998. The prior year period includes approximately $117,300 of costs associated with employee severance arrangements. The remainder of the increase in costs is a result of the Company's expansion of its U.S. sales organization and it marketing efforts in support of the adoption of T-wave alternans testing by clinical cardiologists. For the six month periods ended June 30, 1997 and 1998, selling, general and administrative expenses were $1,724,021 and $1,870,342, respectively, an increase of 8%.

     Interest income declined 27% from $209,569 for the three month period ended June 30, 1997 compared to $152,988 for the same period in 1998. For the six month periods ended June 30, 1997 and 1998, interest income was $465,353 and $328,884, respectively, a decrease of 29%. This decrease reflects the decline in the remaining proceeds of the initial public offering of the Company's common stock in August 1996, as a result of the operating losses incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company initially financed operations primarily from the sale of convertible preferred stock. Through June 30, 1996 the Company had raised $9,065,000 (net of stock issuance costs) from the sale of equity securities.
On August 2, 1996, the Company raised approximately $19,650,000 (net of stock issuance costs) from the sale of 2,437,750 shares of common stock in the Company's initial public offering. In conjunction with the initial public offering, 4,455,708 shares of preferred stock were converted into common stock.

     As of June 30, 1998, the Company had cash, cash equivalents and marketable securities of $9,697,643. The proceeds of the equity offerings have been used primarily to fund operating losses of $18,629,000, reflecting expenditures made primarily to support research, new product development, and clinical trial activities, to support a marketing and sales organization, and to support an administrative infrastructure and the investment of approximately $1,248,000 in property and equipment as of June 30, 1998.

     During the six month period ended June 30, 1998, the Company's cash, cash equivalents and marketable securities decreased by $3,058,698, or 24% consistent with its net loss for the six month period of $3,465,217. Fixed asset additions during the quarter of $173,000 represent increased sales demonstration and clinical research units to support the Company's expanded efforts in these areas.

     The Company expects its capital expenditures to increase as it continues to commercialize its products and expand its clinical trial efforts. The Company does not expect capital expenditures to exceed an aggregate of $3,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $410,000 of such minimum license maintenance fees subsequent to June 30, 1998. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The Company is engaged primarily in the commercialization, manufacture, research and development of its products for the non-invasive diagnosis of cardiac disease. The Company has incurred substantial and increasing net losses through June 30, 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability on a quarterly or annual basis.

     The Company believes that its future success substantially depends upon the successful commercialization and market acceptance of its T-wave alternans technology. The analysis of T-wave alternans to diagnose ventricular arrhythmia is a new diagnostic approach that is currently investigational. The Company anticipates that it will submit 510(K) application for clearance from the FDA for a labeling claim covering the applicability or prognostic use of its T-wave alternans technology in the next few weeks. There can be no assurance that the FDA will concur with the Company's 510(K) request for clearance, or that the FDA will not require the Company to file a more extensive submission known as a pre-market approval ("PMA") application. The process for obtaining clearance of a PMA can be more expensive, uncertain and lengthy than the process of obtaining 510(K) clearance, and frequently requires from one to several years from the date of submission before approval, if approval is obtained at all. The failure to obtain 510(K) clearance for additional labeling claims for the CH 2000 System would have a material adverse effect on the business, financial condition and results of operations of the Company.

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

     The Company expects to derive a substantial majority of its future revenues from sales of the CH 2000 System. If the Company is unable to commercialize the CH 2000 System successfully, the period during which the Company is in the development stage would be extended significantly. This would have a material adverse effect on the Company's business, financial condition and results of operations.

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


USE OF PROCEEDS

     The Company's Securities Act registration statement on Form S-1 (SEC File No. 333-04879) became effective on August 2, 1996. To date, the Company has used approximately $1,248,000 for the purchase and installation of machinery and equipment and approximately $10,994,000 for working capital.


RECENTLY ENACTED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The Company is required to adopt this statement in the first quarter of 2000. The Company is currently assessing the impact implementation of SFAS No. 133 will have on the Company's financial position and results of operations. To date, the Company has not generally utilized derivative instruments.



                          PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's Annual Meeting of Stockholders was held on May 21, 1998 (the "Annual Meeting"). At the Annual Meeting, Richard J. Cohen and Harris A. Berman were elected as Class II Directors for a three year term. The other directors whose terms of office as a director continue after the meeting are as follows:
Jeffrey M. Arnold, J. Daniel Cole, Laurence J. Blumberg, M.D. and Rolf S. Stutz.


     The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1. To elect Richard J. Cohen and Harris A. Berman to serve as Class II Directors of the Company for the ensuing three years.

     For:  8,564,956    Withheld:  12,934


2. To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 1998.

     For:  8,570,840    Against:  4,300    Abstain:  2,750


Item 5.  OTHER INFORMATION

     In August 1998, Andra C. Thomas, R.N. joined the Company as Vice President, Clinical Affairs replacing Kenneth Collins M.D. who left the Company in February 1998.

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



                                       CAMBRIDGE HEART, INC.


Date: August 14, 1998                  By: /s/ Jeffrey M. Arnold
                                           --------------------------------
                                           Jeffrey M. Arnold
                                           Chairman, President, Chief
                                           Executive Officer

                                 EXHIBIT INDEX



Exhibit Number     Description
--------------     -----------

    10.1 First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 30, 1998, relating to the technology of "Cardiovascular System Identification".

    10.2 First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Cardiac Electrical Imaging".

    10.3 First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Pacing Technology for Prevention of Cardiac Dysrhythmias".

    10.4 First Amendment to the License Agreement by and between the Registrant and the Massachusetts
                   Institute of Technology dated May 21, 1998, relating to the technology of "Assessing
                   Myocardial Electrical Stability".

    10.5* First Amendment to the Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.

    11             Statement re Computation of Net Loss per Share

    27             Financial Data Schedule




* Confidential treatment has been requested for certain portions of this document, which portions are omitted and filed separately with the Commission.