Form 10-Q/A
period 1998-06-30
CAMBRIDGE HEART INC
filed 1998-08-26
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                              Amendment Number 1


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



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes      X      No
                                               -----------     ----------


Number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1998:


             Class                           Number of Shares Outstanding
             -----                           ----------------------------

Common Stock, par value $.001 per share                   10,824,011

                             CAMBRIDGE HEART, INC.



PART II.  OTHER INFORMATION

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


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


                             CAMBRIDGE HEART, INC.


Date: August 26, 1998                    By: /s/ Robert B. Palardy
                                             ---------------------

                                         Robert B. Palardy
                                         Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number     Description
 -------------     -----------


    10.1* First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Cardiovascular System Identification".

    10.2* First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Cardiac Electrical Imaging".

    10.3* First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Pacing Technology for Prevention of Cardiac Dysrhythmias".

    10.4* First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Assessing Myocardial Electrical Stability".

    10.5*+ First Amendment to the Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.

    10.6+ Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd.

    10.7+ Distributor Agreement, dated as of March 1, 1998, by and between the Registrant and Image Monitoring, Inc.

    11*              Statement re Computation of Net Loss per Share

    27*              Financial Data Schedule

*  Previously filed
+ Confidential treatment has been requested for certain portions of this document, which portions are omitted and filed separately with the Commission.