Form 10-Q
period 1998-09-30
CAMBRIDGE HEART INC
filed 1998-11-13
CIK 913443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
ended September 30,1998                          Commission File Number 0-20991
      -----------------

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

Yes    X      No
    --------    --------


Number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1998:


        Class                                     Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                10,885,216

                             CAMBRIDGE HEART, INC.

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1997 AND
                     SEPTEMBER 30, 1998                                    3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND NINE MONTH
                     PERIODS ENDED SEPTEMBER 30, 1997 AND 1998             4

                     STATEMENT OF CASH FLOW
                     FOR THE NINE MONTH PERIODS ENDED
                     SEPTEMBER 30, 1997 AND 1998                           5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                            6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                            8

PART II.  OTHER INFORMATION


          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     16


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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                 BALANCE SHEET

                                                                              December 31,   September 30,
                                                                                  1997           1998
                                                                              ------------    ------------
                                                                                              (Unaudited)
Assets
Current assets:
Cash and cash equivalents...............................................      $  5,665,736    $  2,864,228
Marketable securities...................................................         7,090,605       4,967,391
Accounts receivable, net................................................           509,918         740,811
Inventory...............................................................           416,224         305,972
Prepaid expenses and other current assets...............................           301,127         264,093
                                                                              ------------    ------------
  Total current assets..................................................        13,983,610       9,142,495

Fixed assets, net.......................................................           574,660         683,098
Other assets............................................................           190,167         331,941
                                                                              ------------    ------------
                                                                              $ 14,748,437    $ 10,157,534
                                                                              ============    ============
Liabilities and stockholders' equity
Current liabilities:
Accounts payable........................................................      $    170,531    $    302,987
Accrued expenses........................................................           356,606         517,024
                                                                              ------------    ------------
Total current liabilities...............................................           527,137         820,011
                                                                              ------------    ------------
Stockholders' equity:
Common stock, $.001 par value; 20,000,000 shares authorized; 10,606,041.and
  10,877,908 shares issued and outstanding at December 31, 1997
  and September 30, 1998, respectively..................................            10,606          10,878
Additional paid-in capital..............................................        29,405,685      29,481,634
Accumulated  deficit....................................................       (15,163,304)    (20,152,489)
                                                                              ------------    ------------

                                                                                14,252,987       9,340,023
Less: deferred compensation.............................................           (31,687)         (2,500)
                                                                              ------------    ------------
  Total stockholders' equity............................................        14,221,300       9,337,523
                                                                              ------------    ------------
                                                                              $ 14,748,437    $ 10,157,534
                                                                              ============    ============

            See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                   Three months ended September 30,   Nine months ended September 30,
                                   --------------------------------   -------------------------------
                                         1997             1998            1997             1998
                                   ---------------  --------------    ------------     -------------
Revenue............................   $    340,179    $    661,260    $  1,077,658      $  1,511,452

Cost of goods sold.................        331,528         550,415         969,245         1,360,623
                                      ------------    ------------    ------------      ------------
                                             8,651         110,845         108,413           150,829
Cost and expenses:
Research and development...........        757,814         899,259       2,786,755         2,863,002

Selling, general and administrative        742,622         868,979       2,466,643         2,739,321
                                      ------------    ------------    ------------      ------------

  Loss from operations.............     (1,491,785)     (1,657,393)     (5,144,985)       (5,451,494)

Interest income....................        242,525         133,424         707,878           462,308
                                      ------------    ------------    ------------      ------------

Net loss...........................   $ (1,249,260)   $ (1,523,969)   $ (4,437,107)     $ (4,989,186)
                                      ============    ============    ============      ============
Net loss per share - basic and
diluted............................   $      (0.12)   $      (0.14)   $       (.43)     $       (.47)
                                       ===========     ===========     ===========       ===========
Weighted average common
 shares outstanding - basic and
 diluted...........................     10,495,282      10,810,080      10,406,818        10,698,837
                                       ===========     ===========     ===========       ===========

           See accompanying notes to condensed financial statements.

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                          1997                     1998
                                                                         ------                   ------
Cash flows from operating activities:
Net loss...........................................................   $ (4,437,107)              $(4,989,186)
Adjustments to reconcile net loss to net
  cash used for operating activities:
Depreciation ......................................................        133,182                   182,866
Amortization of deferred compensation .............................        155,438                     4,396
Compensation expense related to non employee stock
  options .........................................................           --                      46,920
Changes in assets and liabilities:
 Increase in accounts receivable ..................................        (39,516)                 (230,893)
 (Increase) decrease in inventory .................................        (23,060)                  110,252
 Decrease in prepaid expenses and other
   current assets .................................................        114,455                    37,034
  (Increase) decrease in other assets .............................         53,150                  (141,774)
  Increase (decrease) in accounts payable
   and accrued expenses ...........................................        (19,026)                  292,874
  Decrease in license fees payable ................................         (6,481)                     --
                                                                      ------------              ------------
  Net cash used for operating activities ..........................     (4,068,965)               (4,687,511)
                                                                      ------------              ------------
Cash flows from investing activities:
Net (purchase) maturity of marketable securities ..................     (6,569,271)                2,123,214
Purchase of fixed assets ..........................................       (342,627)                 (291,304)
                                                                      ------------              ------------
  Net cash (used for) provided by  investing activities                 (6,911,898)                1,831,910
                                                                      ------------              ------------
Cash flows from financing activities:

Proceeds from issuance of common stock ............................        246,595                    54,093
                                                                      ------------              ------------

Net decrease in cash and cash equivalents .........................    (10,734,268)               (2,801,508)
Cash and cash equivalents at beginning
  of period .......................................................     18,588,583                 5,665,736
                                                                      ------------              ------------
Cash and cash equivalents at end
  of period .......................................................   $  7,854,315              $  2,864,228
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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and its cash flows for the nine month periods ended September 30, 1997 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

     Certain amounts in the three month and nine month periods ended September 30, 1997 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company's reported net loss.

     The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements until at least September 30, 1999. The Company's future liquidity and capital requirements will depend on numerous factors including the success of commercializing the CH 2000 System, the ability of the Company's suppliers to continue to meet the demands of the Company at current contract prices, obtaining and enforcing patents important to the Company's business, the status of regulatory approvals and competition. Changes in these circumstances could accelerate the Company's use of capital. If this occurs, the Company may from time to time incur indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company on acceptable terms, if at all.

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

         Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded potential common stock from the calculation of diluted weighted average share amounts for the three and nine month periods ended September 30, 1997 and 1998, as its inclusion would have been anti-dilutive.

5.   REPRICING OF STOCK OPTIONS

     On October 16, 1998, the Board of Directors determined that, certain stock options held by employees and members of the Company's Scientific Advisory Board ("SAB") had an exercise price significantly higher than the fair market value of the Company's Common stock, and therefore such options were not providing the desired incentive to employees. Accordingly, the Board provided employees the right to elect to surrender previously granted unexercised options with exercise prices between $6.75 and $10.25 in return for new option grants at $5.00, the fair market value of the Company's Common stock on October 16, 1998. All vesting in the exchanged options was forfeited by employees. The new options vest at the rate of 25% each year over four years starting October 16, 1998. Options to purchase 396,250 shares of Common stock were surrendered by employees and repriced. Options to purchase a total of 538,998 shares of Common stock were eligible for this program.

     Members of the Company's SAB were granted the right to elect to surrender previously granted unexercised options with an exercise price of $7.75 in return for new option grants at $6.75, the fair market value of the Company's Common stock on October 21, 1998. All vesting in the exchanged options was forfeited. The new options vest at the rate of 33% per year over three years starting October 21, 1998. Options to purchase 40,000 shares of Common stock were surrendered by SAB members and repriced. Options to purchase a total of 60,000 shares of Common stock were eligible for this program.

          The Company will record deferred compensation expense relating to these options of $6,584 in the fourth quarter, 1998 representing the difference between the fair market value of the common stock on the date the election was made by the employees and the exercise price. Compensation expense related to options which vest over time will be recorded as a component of stockholders equity and will be amortized over the vesting period of the related options. The Company's CEO and all other members of the Board of Directors were excluded from this program.



                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

         Cambridge Heart, Inc. (the "Company" or "Cambridge Heart") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease, the leading cause of death in the United States and many other developed countries. Using innovative technologies, including proprietary disposable electrodes, the Company is addressing such key problems in cardiac diagnosis as (i) the identification of those at risk of sudden cardiac death, accounting for approximately 50% of all deaths due to heart attack, (ii) the early detection of coronary artery disease and (iii) the prompt and accurate diagnosis of heart attack. The Company has experienced substantial net losses since its inception, and expects to incur substantial and increasing net losses for the foreseeable future. The Company believes that its research and development expenses will increase significantly in the future as it develops additional products and funds clinical trials of its product candidates. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with additional third party technology licenses and potential acquisition of complimentary products and technologies. The Company also expects that its selling, general and administrative expenses will continue to increase in connection with the Company's continued expansion of its sales and marketing activities. Revenues generated from the sale of the Company's products will depend upon numerous factors, including the timing of regulatory actions, progress of product development, the extent to which the Company's products gain market acceptance, varying pricing promotions and volume discounts to customers, competition and the availability of third party reimbursement. The Company has incurred cumulative net losses since inception through September 30, 1998 of $20,152,489.

         The Company's principal products are the CH 2000 System and Hi-Resolution electrodes. Both products have received 510(k) clearance from the
U. S. Food and Drug Administration ("FDA") for sale in the United States, have received the CE mark for sale in Europe and have been approved for sale by the Ministry of Health in Japan. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans but no claim about the applicability or prognostic value of T-wave alternans measurement.

         During the three month period ended September 30, 1998, the Company received the final results of its 272 patient, multi center labeling study and events follow-up study for its T-wave alternans technology. The Company's labeling study examined the ability of T-wave alternans to noninvasively identify patients susceptible to life threatening rhythm disturbances as indicated by the results of invasive electrophysiology testing ("EP"). In the final statistical report prepared by the independent contract research organization ("CRO"), Medical and Technical Research Associates, the results showed that the noninvasive measurement of microvolt alternans can predict the results of EP testing with a statistical significance of p Less than 0.0001 and met all other tests defined in the protocol.

         The Company's events follow up study compared the results of measuring T-wave alternans to the results of EP testing and signal average electrocardiogram (SAECG) in predicting episodes of life threatening arrhythmias and sudden cardiac death. The design of the follow-up study calls for event data collection to continue. The results to date included in the final CRO report showed that the noninvasive measure of microvolt alternans was a significant predictor of major cardiac events, such as sudden cardiac death and episodes of life-threatening arrhythmias. In the events included in the report, T-wave alternans predicted tachyarrhythmic events (sudden death and resuscitated sustained ventricular arrhythmia) with a relative risk of 6.7 (p Less than 0.007) and tachyarrhythmic events and total mortality with a relative risk of
11.0 (p Less than 0.001). EP was slightly less predictive with a relative risk of 4.9 (p Less than 0.001) and 3.1 (p Less than 0.006) respectively. Relative risk is the chance of having an event if the test is positive divided by the chance of having an event if the test is negative. The greater the number, the more predictive the test. SAECG, an older noninvasive method, was not a statistically significant predictor of the events to date.

         In August 1998, the results of both the Company's multi-center labeling study and events follow-up study were included in the Company's 510(K) submitted to the FDA for expansion of its labeling claims regarding the predictive accuracy of the measurement of T-wave alternans. The Company is not able to predict the timing or final result of this regulatory review process.


RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1998

    Revenue for the three month periods ended September 30, 1997 and 1998 were $340,179 and $661,260 respectively, an increase of 94%. Revenue for the nine month periods ended September 30, 1997 and 1998 were $1,077,658 and $1,511,452, respectively, an increase of 40%. The Company's domestic revenue increased 178% from $136,930 during the three month period ended September 30, 1997 to $380,629 for the same period in 1998. For the nine month period ended September 30, 1997 and 1998, domestic revenue increased 119% from $362,667 to $795,883. The domestic revenue growth for the three month period is a result of the increase in effectiveness of the Company's domestic sales organization that was reorganized during the first three months of 1998. The Company believes the growth also reflects a growing awareness in the medical community about its T-wave alternans technology. The Company has increased the size of its U. S. sales organization from less than 15 at September 30, 1997 to approximately 40 at September 30, 1998. International revenue for the three month period ended September 30, 1997 and 1998 were $203,249 and $280,631 respectively, an increase of 38%. For the nine month period ended September 30, 1998, international revenue was $715,569, relatively unchanged from the $714,991 reported for the same period in 1997.

         The gross margin for the three month periods ended September 30, 1997 and 1998 were $8,651 (3% of revenues) and $110,845 (17% of revenues), respectively.

Gross margin for the nine month periods ended September 30, 1997 and 1998 were $108,413 (10% of revenues) and $150,829 (10% of revenues), respectively. The third quarter 1998 results include the effect of increases in the amount revenue derived from sale of the more profitable CH 2000 systems with T-wave alternans in both the U.S. and overseas. Additionally, the higher unit volume in the three month period ended September 30, 1998 provided greater leverage of fixed overhead costs.

     Research and development expenses increased from $757,814 in the three month period ended September 30, 1997 to $899,259 for the same period of 1998. The third quarter included costs associated with completion of the Company's multi-center labeling and follow-up clinical studies, the results of which were included in the Company's 510(K) recently submitted to the FDA for expansion of labeling claims for its T-wave alternans technology. Research and development expenses for the nine month period ended September 30, 1997 and 1998 were $2,786,755 and $2,863,002, respectively.

     Selling, general and administrative expenses increased from $742,622 in the three month period ended September 30, 1997 to $868,979 in the same period in 1998. The increase in costs is a result of the Company's expansion of its U.S. sales organization and it marketing efforts in support of the adoption of T-wave alternans testing by clinical cardiologists. For the nine month period ended September 30, 1997 and 1998, selling, general and administrative expenses were $2,466,643 and $2,739,321, respectively.

     Interest income was $242,525 for the three month period ended September 30, 1997 compared to $133,424 for the same period in 1998. For the nine month period ended September 30, 1997 and 1998, interest income was $707,878 and $462,308 respectively. This decrease reflected the decline in the remaining proceeds of the initial public offering of the Company's common stock in August 1996, as a result of the operating losses incurred by the Company.



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

     As of September 30, 1998, the Company had cash, cash equivalents and marketable securities of $7,831,619. The proceeds of the equity offerings have been used primarily to fund operating losses of $20,152,489, reflecting expenditures made primarily to support research, new product development, and clinical trial activities, to support a marketing and sales organization, to develop an expanded administrative infrastructure and the investment of approximately $1,366,000 in property and equipment as of September 30, 1998.

     During the nine month period ended September 30, 1998, the Company's cash, cash equivalents and marketable securities decreased by $4,924,722, or 39% consistent with its net loss for the nine month period ended September 30, 1998 of $4,989,186. Fixed asset additions during the third quarter of $118,304 represent increased sales demonstration and clinical research units to support the Company's expanded efforts in these areas.

     The Company expects its capital expenditures to increase as it continues to commercialize its products and expand its clinical trial efforts. The Company does not expect capital expenditures to exceed an aggregate of $3,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $390,000 of such minimum license maintenance fees subsequent to September 30, 1998. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

     The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements until at least September 30, 1999. The Company's future liquidity and capital requirements will depend on numerous factors, including the success of commercializing the CH 2000 System, the ability of the Company's suppliers to continue to meet the demands of the Company at current contract prices, obtaining and enforcing patents important to the Company's business, the status of regulatory approvals and competition. Changes in these factors could accelerate the Company's use of capital. If this occurs, the Company may from time to time incur indebtedness or issue, in public or private transactions, equity or debt securities. However, there can be no assurance that suitable debt or equity financing will be available to the Company on acceptable terms, if at all.


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         The Company is engaged primarily in the commercialization, manufacture, research and development of its products for the non-invasive diagnosis of cardiac disease. The Company has incurred substantial and increasing net losses through September 30, 1998. There can be no assurance that the Company will ever generate substantial revenues or achieve profitability on a quarterly or annual basis.

         The Company believes that its future success substantially depends upon the successful commercialization and market acceptance of its T-wave alternans technology. The analysis of T-wave alternans to diagnose ventricular arrhythmia is a new diagnostic approach that is currently investigational. The Company has submitted a 510(k) application for clearance from the FDA for a labeling claim covering the applicability or prognostic use of its T-wave alternans technology. There can be no assurance that the FDA will concur with the Company's 510(K) request for clearance, or that the FDA will not require the Company to file a more extensive submission known as a pre-market approval ("PMA") application. The process for obtaining clearance of a PMA can be more expensive, uncertain and lengthy than the process of obtaining 510(K) clearance, and frequently requires from one to several years from the date of submission before approval, if approval is obtained at all. The failure to obtain 510(K) clearance for additional labeling claims for the CH 2000 System would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has sponsored and is continuing to sponsor clinical studies relating to its T-wave alternans technology and Hi-Resolution electrodes to establish the prognostic value of such technology. While these studies on high risk patients to date have indicated that the measurement of T-wave alternans to predict the risk of ventricular arrhythmia is comparable to EP testing, there can be no assurances that the results of such studies, particularly studies involving patients who are not high risk, will continue to do so. Any results of clinical studies or trials which fail to demonstrate that T-wave alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of this, or other Company technologies, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

USE OF PROCEEDS

         The Company's Securities Act registration statement on Form S-1 (SEC File No. 333-04879) became effective on August 2, 1996. To date, the Company has used approximately $1,366,000 for the purchase and installation of machinery and equipment and approximately $12,742,000 for working capital.

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

     a.   Exhibits

                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------

     11                       Statement re Computation of Net Loss per Share

     27                       Financial Data Schedule

     99.1 *                   Press Release dated August 19, 1998

     99.2 ** Integrated Clinical Statistical Report - A Prospective Multi-Center Study to Determine the Effectiveness of T-Wave Alternans in Predicting Susceptibility to Ventricular Arrhythmias

     99.3 ** Integrated Clinical Statistical Report (Interim Report) - A 12 Month Follow-Up Study of Patients Enrolled in a Prospective Multi-Center Study to Determine the Effectiveness of T-Wave Alternans in Predicting Susceptibility to Ventricular Arrhythmias


     * Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K filed August 19, 1998.

     ** Incorporated by reference to exhibits filed with the Company's Amendment
        No. 1 to Current Report on Form 8-K/A filed September 4, 1998.



     b.   Reports on Form 8-K


            On August 19, 1998 the Company filed a Current Report on Form 8-K reporting the results of its labeling and follow-up studies.

            On September 4, 1998 the Company filed Amendment Number 1 to its Current Report on Form 8-K dated August 19, 1998 reporting the full text of the Integrated Clinical Statistical Report A Prospective Multi-Center Study to Determine the Effectiveness of T-Wave Alternans in Predicting Susceptibility to Ventricular Arrhythmia and the Integrated Clinical Statistical Report (Interim Report) - A 12 Month Follow-Up Study of Patients Enrolled in a Prospective Multi-Center Study to Determine the Effectiveness of T-Wave Alternans in Predicting Susceptibility to Ventricular Arrhythmias.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CAMBRIDGE HEART, INC.


Date: November 13, 1998                    By: /s/ Jeffrey M. Arnold
                                         ---------------------------------------
                                              Jeffrey M. Arnold
                                              Chairman, President, Chief
                                              Executive Officer