Form 10-K
period 1998-12-31
CAMBRIDGE HEART INC
filed 1999-03-31
CIK 913443

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

                  For the fiscal year ended December 31, 1998

                                      or

[_]        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Fiscal period from       to

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

                                ---------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $92,713,461 based on the last reported sale price of the Common Stock on the Nasdaq National Market on March 15, 1999.

  Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 10,907,466 shares of $0.001 par value Common Stock as of March 15, 1999.

                     Documents incorporated by reference:

                                                                       10-K
  Document Description                                                 Part
  --------------------                                               --------
Portions of the Registrant's Proxy Statement for the Annual Meeting
 of Shareholders to be held June 15, 1999                            Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Cambridge Heart, Inc. ("Cambridge Heart" or the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, including proprietary disposable electrodes, the Company is addressing such key problems in cardiac diagnosis as (i) the identification of those at risk of sudden cardiac arrest, accounting for approximately 50% of all deaths due to heart attack, (ii) the early detection of coronary artery disease and (iii) the prompt and accurate diagnosis of heart attack. The Company's CH 2000 System is designed to perform a broad range of standard cardiac stress tests as well as detect the presence of T-wave alternans, a beat-to-beat alternation in a portion of a patient's electrocardiogram. Clinical research published to date has demonstrated that the presence of T-wave alternans is associated with an increased vulnerability to ventricular arrhythmias and sudden cardiac arrest. Sudden cardiac arrest accounts for approximately one-half of all cardiac related deaths, or about 300,000, in the United States each year, and is the leading cause of death in people between the ages of 45 and 65.

Company Overview

  The Company's CH 2000 System is designed to perform a broad range of cardiac stress tests as well as detect the presence of T-wave alternans. The Company's research on its CH 2000 System, using T-wave alternans technology and High-Resolution electrodes to diagnose vulnerability to ventricular arrhythmias, indicates that the Company's system has the following potential advantages:

 . Accuracy--Clinical studies to date indicate that the presence of T-wave alternans can identify vulnerability to ventricular arrhythmias and sudden cardiac arrest more accurately than other non-invasive tests and with results comparable to those of invasive electrophysiology study ("EP").

 . Non-invasive--Unlike EP studies which require the insertion of electrical catheters into the patient's heart and the administration of local anesthesia, the CH 2000 System requires only the placement of electrodes on the patient's chest.

 . Broad Applicability--Approximately six million standard stress tests and three million imaging stress tests are performed in the United States each year. The CH 2000 System is designed to simultaneously detect coronary artery disease and assess the risk of sudden cardiac death due to ventricular arrhythmias and with only a modest increase--less than $100-- in the total cost of the procedure.

 . Non-Hospital Setting--Unlike EP studies and other tests which require a hospital setting, the CH 2000 System can be used in a physician's office.

 . Procedure Cost Advantages--A stress test with the CH 2000 System utilizing T-wave alternans technology is expected to cost approximately $400 per procedure, compared with approximately $3,000 to $4,000 for an EP study.

 . System Affordability--A fully equipped T-wave alternans capable system is priced in the United States starting at approximately $26,000. The CH 2000 System equipped as a standard stress test system is only moderately more expensive than other stress test systems in the market today and only 10% to 30% the cost of certain other cardiac diagnostic equipment, such as ultrasound or nuclear imaging equipment.

  The Company's principal products are the CH 2000 System and Hi-Resolution electrodes. Both products have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance for the CH 2000 System allows the claim that the CH 2000 System can measure the presence of T-wave alternans but does not allow a claim about the applicability or prognostic use of the measurement of T-wave alternans. The Company completed a 337 patient multi-center clinical study in support of these claims during 1998. In August 1998, the results of the multi-center labeling study and preliminary results of the events follow-up study were included in the Company's 510(k) application submitted to the FDA for expansion of its labeling claims regarding the predictive accuracy of the measurement of T-wave alternans. In March 1999 the Company provided an update to the events follow-up study data previously included in their 510(k) submission to the FDA. The Company is not able to predict the timing or final result of this regulatory review process.

  Internationally, the CH 2000 System has received the CE mark for sale in Europe and is approved for sale by the Ministry of Health in Japan, without labeling restrictions.

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

  The Company was incorporated in Delaware in 1990. The Company's executive offices are located at 1 Oak Park Drive, Bedford, Massachusetts 01730.

Principal Products and Applications

 The CH 2000 System

  The CH 2000 System is designed to perform a broad range of standard cardiac stress tests, as well as to detect the presence of T-wave alternans. The Company's proprietary T-wave alternans technology permits evaluation, computation and recording of T-wave alternans during exercise, atrial pacing or pharmacological stress. Because of the need to record very small variations in electric signals for precise T-wave alternans measurement, the CH 2000 System incorporates the Company's proprietary Hi-Resolution electrodes and proprietary signal processing algorithms to minimize noise levels resulting from patient movement.

  The Company's CH 2000 System is a fully-featured diagnostic system which includes a cart-mounted computer with proprietary software, integral ECG system, display, keyboard and output devices which can be configured for both hospital and office settings. This system is designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac stress tests and is compatible with both standard electrodes and with the Company's Hi-Resolution electrodes for T-wave alternans measurement. The CH 2000 System is capable of controlling both treadmill and bicycle ergometers and is well suited for standard, nuclear or echocardiogram stress tests. During the Fiscal years ended December 31, 1996, 1997 and 1998, revenues from the sale of the CH 2000 have accounted for 94%, 94% and 96% of total Company revenues, respectively.

  The CH 2000 System provides a broad range of special features, including:

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

 . Comprehensive review capability of every test, reducing the physician's risk of missing a critical arrhythmia or losing an important record and thereby freeing them to focus on the patient.

 T-wave Alternans and Ventricular Arrhythmias: Clinical Studies

  The association between ventricular arrhythmia and the presence of extremely low levels of T-wave alternans not detectable by visual inspection of the ECG was unknown until the early 1980s. Research conducted in Dr. Richard Cohen's laboratory at The Massachusetts Institute of Technology ("MIT") indicated that the presence of microvolt (one-millionth of a volt) levels of T-wave alternans was predictive of vulnerability to ventricular arrhythmias responsible for sudden cardiac arrest. Dr. Cohen, a founder, director of, and consultant to, the Company, and his associates at MIT developed the technology to quantify this electrical conduction pattern which has been exclusively licensed to the Company and which forms the basis of the Company's proprietary technology.

  In a study of 83 patients conducted at Massachusetts General Hospital in collaboration with Dr. Cohen's laboratory at MIT, published in the New England Journal of Medicine in December 1994, the detection of T-wave alternans at certain levels in patients referred for EP studies was shown to be as accurate as invasive EP testing in predicting sudden cardiac arrest and life-threatening ventricular arrhythmias. In the high risk population studied for up to 20 months following the procedure, an actuarial analysis involving 66 patients indicated that 81% of those testing positive for T-wave alternans died or suffered a life-threatening arrhythmia within 20 months of the test; only 6% of the patients testing negative for T-wave alternans did so. These results were comparable to those obtained with invasive EP testing and were more predictive than those that have been reported using other non-invasive methods.

  The Company has sponsored and continues to sponsor a number of clinical studies to confirm and expand upon this original landmark study. One such study published in November 1997 in the American Journal of Cardiology demonstrated a high connection between T-wave alternans detected during exercise with the Company's CH 2000 System and the results of invasive EP testing in 27 patients.

  Another study was conducted by Professor Stefan Hohnloser of J.W. Goethe University, Frankfurt, Germany, the results of which, were published in December 1998 in the Journal of Cardiovascular Electrophysiology. In this study, 95 patients receiving an implantable cardioverter-defibrillator ("ICD") underwent EP testing and most of the other accepted non-invasive risk stratification tests, including T-wave alternans testing utilizing the CH 2000 System. Professor Hohnloser reported that the detection of the presence of T-wave alternans was found to be the more accurate than all invasive and non-invasive tests in predicting recurrences of ventricular tachycardia and ventricular fibrillation, the abnormal heart rhythms associated with sudden cardiac arrest.

  During 1998, the Company completed a multi center study that was included in the 510(k) application submitted to the FDA in August to obtain expansion of the Company's labeling claim. In 337 consecutive patients referred for EP study to evaluate known, suspected or risk of arrhythmias, T-wave alternans was measured during bicycle exercise with the CH 2000 and examined as a predictor of subsequent cardiac events. 313 patients completed study procedures and follow-up averaging 9.8 months was obtained in 290 patients. The primary endpoint was a ventricular tachyarrhythmic event ("VTE") defined as sudden cardiac death, appropriate firing of an implantable cardioverter-defibrillator or resuscitated sustained ventricular tachycardia or fibrillation. The secondary endpoint was a VTE plus all death due to any cause ("VTE Plus Death"). T-wave alternans was a highly significant predictor of a VTE (p=0.002) as was EP (p<0.001). It was somewhat more predictive than EP, with a relative risk of 10.92 for T-wave alternans versus 7.07 for EP. T-wave alternans was also a highly significant predictor of a VTE Plus Death (p<0.001) as was EP (p=0.001). It was also more predictive of this endpoint than EP, with a relative risk of 13.93 for T-wave alternans versus 4.69 for EP. Relative risk is the chance of having a cardiac event if the test is negative. The greater the number, the more predictive the test.

  T-wave alternans was also evaluated as a predictor of EP study in a protocol that enrolled a subset of 242 patients. There were no material differences in patient characteristics between this subset and the total 337 patients. In 140 patients who completed all study procedures in accordance with the protocol and had determinate results for both T-wave alternans and EP, T-wave alternans predicted the results of EP with a sensitivity of 76%, a specificity of 65% and a relative risk of 3.93 (p<0.001).

Marketing and Sales

  The Company is targeting the market for cardiac stress systems with its CH 2000 System. In 1998, approximately 3,000 cardiac stress systems were sold in the United States, and the Company believes that the total installed base of cardiac stress systems in the United States is approximately 23,000 units.

  The Company believes that the keys to the adoption of its proprietary technologies to diagnose heart disease continue to be additional publication of clinical study results in medical journals and positive clinical experience with the CH 2000 System. The Company believes that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on early detection and prevention of heart disease, and, as a result, will increase demand for cost-effective diagnostic tests. The commercial success of the Company's proprietary technologies will require marketing, educational and sales efforts to encourage cardiologists and other medical professionals to utilize the measurement of T-wave alternans in their medical practices. The Company has trained and expects to continue to train well-respected clinicians and their professional staff in the use of T-wave alternans testing as a means of identifying patients at risk of sudden cardiac arrest. The Company has funded studies to further demonstrate the efficiency of its technologies and intends to continue to encourage the presentation of the results of these studies at major national and international medical symposia and the publication of clinical and scientific reports of such results in major peer-reviewed publications. The Company also supports educational seminars regarding the benefits of T-wave alternans testing and will continue to participate in industry trade shows and academic conferences.

  The Company markets its products and services to customers in the United States through a combination of in-house marketing, sales and clinical education support staff and a growing number of independent manufacturers representatives. During 1998, the Company completed an aggressive recruitment program to increase the number of well qualified manufacturers representatives with expertise in selling cardiac diagnostic equipment. Nine independent manufacturers representatives organizations with 35 representatives now represent the Company. The Company compensates its manufacturers representatives with a sales commission. The Company maintains a small but experienced in-house Service Department to answer customer questions and provide guidance, advice and troubleshooting regarding use of the CH 2000 System. The Company also employs a clinical specialist who works with customers to help install the CH 2000 System and to train health care professionals in its use.

  The Company markets its products internationally through independent distributors. The Company has entered into distribution agreements with distributors for the sale of its products in Europe, the Middle East, Japan and Australia. During the years ended December 31, 1996, 1997 and 1998, sales to international distributors comprised 78%, 62% and 46%, respectively, of the Company's revenue. The Company's international independent distributors provide comprehensive marketing and sales services including identification of potential purchasers, consummating sales and providing ongoing educational and support services to customers. Effective January 1, 1998, the Company terminated its exclusive distribution agreement with Kontron Instruments Ltd. in Germany, Italy and the United Kingdom. Effective April 1, 1998, the Company entered into a one year exclusive distribution agreement with Reynolds Medical, Ltd. for distribution of its products in Germany and the United Kingdom. The agreement between the Company and its Japanese distributor, Fukuda Denshi Co., Ltd. ("Fukuda") expires March 31, 1999. The Company is currently in the process of renegotiating the terms of a new one year agreement with Fukuda.

  The commercial success of the Company's products will be dependent upon their acceptance by the medical community and third party payors as to their clinical usefulness and cost-effectiveness. The measurement of T-wave alternans to predict vulnerability to ventricular arrhythmias is a relatively new technology. Expanded market acceptance of the Company's technologies will be dependent on the continued increase in the amount of published clinical data supporting the benefits of T-wave alternans measurement as a predictive tool in the identification of patients at risk of sudden cardiac arrest. Market acceptance will also be impacted by the availability of third-party reimbursement and extensive physician and patient education. There can be no assurance that the Company's products will gain broad market acceptance. Failure to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operation.

Manufacturing

  The Company performs final assembly of hardware and software components, and testing of its products, at its corporate headquarters in Bedford, Massachusetts. The Company believes its facility will be adequate to meet its needs through 1999. The Company is required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including Good Manufacturing Practices ("GMP") and Quality System Regulation ("QSR") requirements. The Company's manufacturing facilities are subject to periodic inspection by both U.S. and international regulatory agencies.

  The Company underwent a QSR audit, conducted by the FDA, during January 1999. A response to the FDA's observations was submitted and accepted by the Agency in February 1999. No regulatory action was required.

  The manufacturing process consists primarily of final assembly of purchased components, testing operations and packaging. Components are purchased according to the Company's specifications and are subject to inspection and testing. The Company relies on outside vendors to manufacture certain major components used in the CH 2000 System, including its Hi-Resolution electrodes. A number of components are currently supplied by sole source vendors, although the Company believes that it could locate additional sources of these components in a timely fashion, if necessary.

Research and Development

  A substantial portion of the Company's research and development investment is focused on its efforts in the areas of clinical research and the continuing development of enhancements to its T-wave alternans technology. The Company's clinical research is focused on gathering substantial clinical data demonstrating the efficacy of the T-wave alternans technology and its results as a predictor of patient risk of sudden cardiac arrest.

  The Company is currently developing a new product that will allow the PC based stress test system of any manufacturer to measure T-wave alternans when utilizing the Company's Hi-Resolution electrodes. The Company believes that this product will provide it with increased access to that portion of the installed base of stress test systems that is replaced each year and increase the utilization of the Company's disposable, higher margin electrodes. The new product is expected to have a lower cost of manufacture than the Company's CH 2000 system and is expected to carry a selling price below the current price of a conventional stress test system. The Company expects the product to be available sometime during the year 2000.

  The Company is also conducting research into systems to detect ischemic heart disease based upon its CEI technology, which provides an image of the electrical activity of the heart. Animal studies and initial human studies indicate that CEI is highly sensitive to changes resulting from ischemia, the lack of oxygen caused by coronary artery disease or acute myocardial infarction. The Company is conducting research to determine the extent to which this technology provides for enhanced detection and localization of coronary artery disease during a standard exercise stress test and intends to pursue research to determine the extent to which this technology provides faster and more accurate diagnosis of patients with acute myocardial infarction.

  The Company is evaluating the incorporation of its CEI technology into the CH 2000 System, and is continuing to conduct clinical studies of this technology. In addition, the Company plans to evaluate the commercial feasibility of a portable system incorporating CEI technology for hospital emergency room use to detect acute myocardial infarction.

  The Company's research and development expenses were $2,433,000 in 1996, $3,587,000 in 1997 and $3,595,000 in 1998. The Company expects research and development expenses to increase in the future as it develops additional products and funds clinical trials on its products. As of December 31, 1998 the Company had 16 employees engaged in research and development activities.

Patents, Trade Secrets and Proprietary Rights

  The computer algorithms that allow the CH 2000 System to measure T-wave alternans and certain aspects of the Company's CEI technology, including the CEI electrodes, are covered by U.S. patents issued to MIT that are licensed exclusively to the Company. The Company was issued a U.S. patent covering the use of exercise or any other non-invasive means in the measurement of T-wave alternans. During 1998, the Company was issued a U.S. patent covering additional proprietary signal processing algorithms and its Hi-Resolution electrodes for use in the measurement of T-wave alternans. Corresponding foreign patents are pending in both cases. The failure to obtain such patents could have a material adverse effect on the Company's business, financial condition and results of operations. The Company owns or is the exclusive licensee of fourteen issued or allowed and six patents pending in the United States, with 17 corresponding foreign patents issued or pending with respect to its technology.

  The Company and MIT have entered into three license agreements (the "MIT License Agreements"), pursuant to which the Company is the exclusive licensee of certain technologies upon which the Company's current and future products are based, including certain patents associated therewith. Two of the MIT License Agreements that cover the T-wave alternans measurement technology incorporated in the Company's CH 2000 System and that relate to cardiac electrical imaging are of material importance to the Company. These licenses are exclusive until 2007; thereafter, each license will convert to a nonexclusive license, and will last for the life of the applicable patents, unless extension of exclusivity is agreed to by MIT. In addition, the Company has entered into a license agreement with Dr. Richard Cohen, a founder, director of, and consultant to, the Company (the "Cohen License Agreement"), pursuant to which the Company is the exclusive licensee of certain technology developed by Dr. Cohen which the Company may include in its future products. These license agreements impose various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on the Company. Failure of the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license. The loss of the Company's exclusive rights to the T-wave alternans and cardiac electrical imaging technologies, licensed under two of the MIT License Agreements or the termination of either or both of such agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that its intellectual property and expertise, as originally licensed from MIT and thereafter developed at the Company, constitute an important competitive resource, and the Company continues to evaluate markets and products which are most appropriate to exploit the expertise licensed by, and developed at, the Company. In addition, the Company maintains an active program of intellectual property protection, both to assure that the proprietary technology developed by the Company is appropriately protected, and, where necessary, to assure that there is no infringement of the Company's proprietary technology by competitive technologies.

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

  Although the Company is not currently aware of any potential litigation regarding its intellectual property rights, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to Cambridge Heart, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of others' proprietary rights. The Company also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost, to determine the priority of inventions. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with our products.

Competition

  The cardiac diagnostic medical device market is characterized by intensive development efforts and rapidly advancing technology. The future success of the Company will depend, in large part, upon its ability to anticipate and keep pace with advancing technology and competitive innovations. However, there can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. In addition, there can be no assurance that new products or alternative diagnostic techniques will not be developed that will render the Company's current or planned products obsolete or inferior. Rapid technological development by competitors may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to such products. Alternative technologies exist today in each of the areas being addressed by the Company, including ECGs, Holter monitors, ultrasound tests and systems for measuring cardiac late potentials.

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

  Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to GMP standards). Class II devices are subject to general controls and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A Pre Market Approval ("PMA") application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such application.

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

  All products manufactured or distributed by the Company are subject to pervasive and continuing regulation by the FDA including record keeping requirements, reporting of adverse experience with the use of the device, post-market surveillance, post-market registry and other actions deemed necessary by the FDA. A 510(k) submission is also required when a medical device manufacturer makes a change or modification to a legally marketed device that could significantly affect the safety or effectiveness of the device, or where there is a major change or modification in the intended use of the device. When any change or modification is made to a device or its intended use, the manufacturer is expected to make the initial determination as to whether the change or modification is of a kind that would necessitate the filing of a new 510(k) application. The FDA's regulations provide only limited guidance for making this determination. The FDA's regulations also require agency approval of a 510(k) supplement for certain changes to a device if they affect the safety and effectiveness of the device, including, but not limited to, new indications for use, labeling changes, the use of a different facility to manufacture, process or package the device, changes in manufacturing methods or quality control systems and changes in performance or design specifications. Failure by the Company to receive approval of a supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved or cleared device on a timely basis, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The CH 2000 System and the Hi-Resolution electrodes have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans, but no claim about the applicability or prognostic use of the alternans measurement. The Company completed a 337 patient multi-center study during 1998 that was included in the 510(k) submitted to FDA in August 1998 to obtain an expansion of its labeling claims. The Company anticipates clearance by mid-1999, but there can be no assurance that such clearance will be obtained on a timely basis, if at all. Until clearance or approval of the broader prognostic claims is obtained, the Company may not publicize the prognostic capabilities of its T-wave alternans technology.

  Internationally, the CH 2000 System has received the CE mark for sale in Europe and is approved for sale by the Ministry of Health in Japan.

Employees

  As of December 31, 1998, the Company had 35 full-time employees, of whom five hold Ph.D. degrees and six others hold other advanced degrees. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

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

  The Company plans to add the capability of generating a SAECG report, utilizing the data collected during the performance of a T-wave alternans test, to its CH 2000 system during 1999. SAECG testing and standard stress testing are both currently reimbursed through unique codes under Medicare and Medicaid. Physicians conducting a T-wave alternans test should receive sufficient reimbursement using these two previously approved codes to cover the cost of the test and the high-resolution electrodes. There can be no assurance that these efforts will be successful.

  The Company believes that the availability and level of third party reimbursement will influence the decisions of physicians, clinics and hospitals to purchase and use the Company's products and thereby affect the pricing of the Company's products. If FDA clearance for expansion of the Company's labeling claims for the CH 2000 System is received during 1999, the Company intends to initiate efforts toward obtaining approval for a specific code for reimbursement of physicians performing a T-wave alternans measurement. The time required to justify and obtain a specific reimbursement code is substantial and there can be no assurance that these efforts will be successful.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.

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

     Name                 Age                     Position
     ----                 ---                     --------
Jeffrey M. Arnold........  49 President, Chief Executive Officer and Director
Robert B. Palardy........  50 Vice President, Finance and Administration and
                              Chief Financial Officer
Eric Dufford.............  39 Vice President, Sales and Marketing and Secretary
Andra Thomas.............  50 Vice President, Clinical Affairs

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

  Andra Thomas. Ms. Thomas became Vice President, Clinical Affairs of the Company in August 1998. From January 1988 to February 1993, Ms. Thomas was Manager of Scientific Studies at Cardial Pacemakers, Inc. From February 1993 to August 1998, Ms. Thomas was Senior Fellow and Director of Medical Sciences for Guidant CPI. Ms. Thomas earned an R.N. from Barnes Hospital School of Nursing, Washington University and an executive MBA from the University of Minnesota.

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

                                                    Fiscal 1997    Fiscal 1998
                                                   -------------- --------------
   Period                                           High    Low    High    Low
   ------                                          ------- ------ ------- ------
   First Quarter.................................. $ 15.50 $9.875 $  9.25 $6.375
   Second Quarter................................. $11.625 $ 6.50 $11.875 $ 7.50
   Third Quarter.................................. $ 8.375 $ 6.75 $ 9.625 $ 5.00
   Fourth Quarter................................. $ 10.50 $7.375 $ 8.375 $ 3.50

  The depositary for the Common Stock is American Stock Transfer and Trust Company, 40 Wall Street, New York, New York 10005. On March 15, 1999, the closing price of the Company's Common Stock on the Nasdaq National Market was $8.50. On March 15, 1999, the Company had approximately 90 holders of Common Stock of record. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

Use of Proceeds

  The Company's Securities Act Registration Statement on Form S-1 (SEC File No. 333-04879) became effective on August 2, 1996. To date, the Company has used approximately $971,600 of the offering proceeds for the purchase and installation of machinery and equipment and approximately $7,600,000 of the offering proceeds for working capital.

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

Item 6. Selected Financial Data

                                       Year Ended December 31,
                         -------------------------------------------------------
                           1994       1995       1996        1997        1998
                         ---------  ---------  ---------  ----------  ----------
                                (in thousands, except per share data)
Statement of Operations
 Data:
Revenue................. $      25  $      68  $     867  $    1,448  $    2,097
Cost of goods sold......       --         141        884       1,386       1,848
                         ---------  ---------  ---------  ----------  ----------
Gross profit (loss).....        25        (73)       (17)         62         249
                         ---------  ---------  ---------  ----------  ----------
Costs and expenses:
  Research and
   development..........     1,124      1,709      2,433       3,587       3,595
  Selling, general and
   administrative.......       724        961      2,092       3,392       3,753
                         ---------  ---------  ---------  ----------  ----------
    Total costs and
     expenses...........     1,848      2,670      4,525       6,979       7,348
                         ---------  ---------  ---------  ----------  ----------
Loss from operations....    (1,823)    (2,743)    (4,542)     (6,917)     (7,099)
Interest income, net....       164        246        507         869         562
                         ---------  ---------  ---------  ----------  ----------
    Net loss............ $  (1,659) $  (2,497) $  (4,035) $   (6,048) $   (6,537)
                         =========  =========  =========  ==========  ==========
Net loss per share--
 basic and diluted...... $   (0.55) $   (0.80) $   (0.66) $    (0.58) $    (0.61)
                         =========  =========  =========  ==========  ==========
Weighted average shares
 outstanding--basic and
 diluted(1)............. 3,010,030  3,126,569  6,073,865  10,451,560  10,746,844
                         =========  =========  =========  ==========  ==========

                                            December 31,
                         -------------------------------------------------------
                           1994       1995       1996        1997        1998
                         ---------  ---------  ---------  ----------  ----------
Balance Sheet Data:
Cash, cash equivalents
 and marketable
 securities............. $   3,329  $   3,948  $  18,589  $   12,756  $    6,490
Working capital.........     3,081      3,849     19,146      13,456       6,761
Total assets............     3,421      4,277     20,229      14,748       8,715
Total liabilities.......       266        266        500         527         902
Accumulated deficit.....    (2,584)    (5,081)    (9,116)    (15,163)    (21,700)
Stockholders' equity....     3,155      4,011     19,730      14,221       7,813

--------
(1)All potential Common Stock (including options, warrants and convertible preferred stock) has been excluded from the calculation of diluted earnings per share as it is anti-dilutive for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, the Company is addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac arrest, the early detection of coronary artery disease, and the prompt and accurate diagnosis of heart attack. Clinical research published to date has demonstrated that the presence of T-wave alternans is associated with an increased vulnerability to ventricular arrhythmias and sudden cardiac arrest. Sudden cardiac arrest accounts for approximately one-half of all cardiac related deaths, or about 350,000, in the United States each year.

  The Company's principal products are the CH 2000 System and Hi-Resolution electrodes. Both products have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance allows the claim that the CH 2000 can measure the presence of T-wave alternans but does not allow a claim about the applicability or prognostic use of the measurement. The Company has submitted a 510(k) application to the FDA for expansion of its labeling claims regarding the predictive accuracy of the measurement of T-wave alternans. These labeling restrictions have limited the Company's ability to aggressively market its CH 2000 System in the United States. The CH 2000 System has received the CE mark for sale in Europe and is approved for sale by the Ministry of Health in Japan.

  The Company has experienced substantial net losses since its inception in 1993 and expects net losses to continue for the foreseeable future. The Company believes that its research and development expenses will increase in the future in support of its efforts to develop additional products and also to fund clinical trials directed at expanding the indications for use of its T-wave alternans technology. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will increase in connection with the expansion of efforts targeted at acceleration of the rate of adoption of its technology as diagnostic tool for the identification of those at risk of sudden cardiac arrest. The future growth of the Company's revenues will depend upon the success of these strategies, as well as numerous factors including competition and the availability of third party reimbursement for T-wave alternans measurement. The Company has incurred cumulative net losses since inception through December 31, 1998 of approximately $21,700,000.

Results of Operations

 Fiscal 1997 Compared to Fiscal 1998

  Revenues were $1,448,300 in the fiscal year ended December 31, 1997 ("Fiscal 1997") and $2,096,900 for the fiscal year ended December 31, 1998 ("Fiscal 1998"), an increase of $648,500, or 45%. Sales of the Company's CH 2000 System and accessories accounted for 97% of total revenues in Fiscal 1998 compared to 94% in Fiscal 1997. The remainder of the revenues in each year were from the sale of the Company's proprietary, disposable Hi-Resolution electrodes.

  Revenues from products sold outside the United States were $967,600 in Fiscal 1998, an increase of $66,700 or 7% over the previous fiscal year. Revenues from products sold to Japan were $744,100 in Fiscal 1998 compared to $674,600 in Fiscal 1997, an increase of 10%. Revenues from products sold to the remaining international customers were $223,500 in Fiscal 1998 compared to $242,600 in Fiscal 1997, a decrease of 8%. At the end of Fiscal 1997, the Company changed distribution partners in Europe due to their failure to meet contract terms. A new distributor was appointed, effective April 1, 1998. The Company believes this transition accounted for the decline in revenues during Fiscal 1998. The Company expects European revenues to return to previous levels during 1999. Sales to all international customers accounted for 46% of the Company's total revenues in Fiscal 1998 compared to 67% in Fiscal 1997. Sales to U.S. customers were $1,129,200 in Fiscal 1998 compared to $547,400 in Fiscal 1997, an increase of 106%. The increase in U.S. revenues results from improvement in the efficiency and effectiveness of the Company's sales organization, which was expanded during 1997. The Company employs 5 direct sales managers in the U.S. and had 35 independent manufacturers' sales representatives under contract at the end of Fiscal 1998.

  Cost of goods sold was $1,386,600, or 96% of total revenues, in Fiscal 1997 and $1,848,200, 88% of total revenues, in Fiscal 1998. The improved ratio of costs to product sales during Fiscal 1998 is the result of the Company's product cost reduction programs targeted at reducing the cost of direct materials and the impact of increases in production volumes on the allocation of fixed overhead costs. The continued increase in percentage of revenues from U.S. customers, which have a higher margin, has favorably affected the overall cost of sales ratio. The Company anticipates that these factors together with increases in revenues of its Hi-Resolution disposable electrodes will continue to favorably effect the overall gross margin.

  Research and development costs were $3,587,000 in Fiscal 1997 compared to $3,594,900 in Fiscal 1998. The Company incurred incremental costs totaling $266,700 during Fiscal 1998 to complete its clinical studies supporting the 510(k) filed with FDA for expansion of its labeling claims for its T-wave alternans technology. These costs were partially offset by a reduction in 1998 of $84,700 in the amount of compensation expense recorded relating to stock options granted to non-employees for services rendered and an increase during Fiscal 1998 over Fiscal 1997 of $200,100 in the amount of software development costs capitalized under Statement of Financial Accounting Standards No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

  Selling, general and administrative expenses were $3,391,700 in Fiscal 1997 compared to $3,753,300 in Fiscal 1998, an increase of $361,600, or 11%. The increase is primarily the result of the costs associated with compensation paid to U.S. sales representatives' associated with the increase in revenues during Fiscal 1998.The Company continues to increase its marketing efforts targeted at the rapid adoption of T-wave alternans testing by clinical cardiologists and other medical professionals. Additionally, during Fiscal 1997, the Company experienced several changes in management personnel. As a result, the Company recorded $230,500 of termination costs associated with these changes.

  Interest income for Fiscal 1997 was $869,300 compared to $562,500 for Fiscal 1998. The decrease is primarily the result of the net reduction in the Company's cash and marketable securities balances by $6,265,900 during Fiscal 1998.

 Fiscal 1996 Compared to Fiscal 1997

  Revenues were $866,900 in the fiscal year ended December 31, 1996 ("Fiscal 1996") and $1,448,300 for Fiscal 1997, an increase of $581,400 or 67%. Sales of the Company's CH 2000 System and accessories accounted for 94% of total revenues in Fiscal 1997 compared to 95% in Fiscal 1996. The remainder of the revenues were from the sale of the Company's proprietary, disposable Hi-Resolution electrodes.

  Revenues from products sold outside the United States were $901,000 in Fiscal 1997, an increase of $228,900 or 34%, over Fiscal 1996. Revenues from products sold outside the United States accounted for 62% of the Company's total revenues in Fiscal 1997 compared to 78% in Fiscal 1996. Sales to United States customers were $547,400 in Fiscal 1997 compared to $169,900 in Fiscal 1996, an increase of 322%. The United States increase reflects the impact of the expansion of the number of trained sales representatives during Fiscal 1997. The Company employed five direct sales managers for most of Fiscal 1997 compared to two for most of Fiscal 1996. At the end of Fiscal 1997, the Company had over 35 independent manufacturers' sales representatives under contract compared to 11 at the end of Fiscal 1996.

  Cost of goods sold was $884,200, 105% of product sales, in Fiscal 1996 and $1,386,600, 96% of product sales, in Fiscal 1997. The improved ratio of costs to product sales during Fiscal 1997 primarily reflects the impact of increased volumes on the allocation of fixed manufacturing overheads.

  Research and development costs were $2,432,300 in Fiscal 1996 compared to $3,587,000 in Fiscal 1997, an increase of $1,154,700, or 47%. This increase reflects the expansion in the Company's clinical trial activities to support the filing of a 510(k) with the FDA in 1998 for expansion of product labeling claims for its T-wave alternans technology. The Company recorded a charge of $100,000 in Fiscal 1997 to recognize costs associated with non-qualified stock options issued under the 1996 Equity Incentive Plan to scientific advisors.

  Selling, general and administrative expenses were $2,902,100 in Fiscal 1996 compared to $3,391,700 in Fiscal 1997 an increase of $489,600, or 17%. The increase was primarily the result of the costs associated with the expansion of the Company's U.S. field sales organization during Fiscal 1997 and increases in the cost of marketing efforts targeted at the adoption of T-wave alternans testing by clinical cardiologists and other medical professionals. Additionally, during Fiscal 1997, the Company experienced several changes in management personnel. As a result, the Company recorded $230,500 of termination costs associated with these changes.

  Interest income for Fiscal 1996 was $506,800 compared to $869,300 for Fiscal 1997. The increase reflects a full year of interest earned on the investment of the remaining proceeds associated with the Company's initial public offering of common stock in August 1996.

 Inflation and Income Taxes

  Inflation did not have a significant effect on the Company's results of operations for any of the years in the period ended December 31, 1998.

  The Company has not recorded a provision for income taxes for the years 1995, 1996, 1997 and 1998 because it incurred net losses in each of such years. At December 31, 1998, the Company had net operating loss carryforwards of $9,164,000 as well as $856,000 research and development credit carryforwards, respectively, available to offset future taxable income and income tax liabilities, respectively. These carryforwards generally expire in the years 2007 through 2018 and may be subject to annual limitations as a result of changes in the Company's ownership. There can be no assurance that changes in ownership in future periods or continuing losses will not significantly limit the Company's use of net operating loss and tax credit carryforwards.

  The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management's operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured including approval of the Company's products by the FDA and market acceptance of these products by customers. The Company has provided a full valuation allowance ($9,682,000 at December 31, 1998) for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

Liquidity and Capital Resources

  The Company has historically financed its operations from the sale of equity securities. Through June 30, 1996, the Company had raised $9,065,000 (net of stock issuance costs) from the sales of equity securities. On August 2, 1996, the Company raised approximately $19,650,000 (net of stock issuance costs) from the sale of 2,437,750 shares of common stock in the Company's initial public offering. In conjunction with the initial public offering, 4,455,708 shares of preferred stock were converted to shares of common stock.

  The proceeds of the equity offerings have been used primarily to fund operating losses of $21,700,400 reflecting expenditures to support research, new product development and clinical trials activities, to support a marketing and sales organization, and to support an administrative infrastructure and the investment of approximately $1,178,600 in property and equipment through December 31, 1998. As of December 31, 1998, the Company had cash, cash equivalents and marketable securities of $6,490,400.

  During Fiscal 1998, the Company increased its level of operations, with corresponding increases in most balance sheet accounts. Cash, cash equivalents and marketable securities decreased by $6,266,000 from December 31, 1997 to December 31, 1998, consistent with the Company's net loss for Fiscal 1998. Accounts receivable, net, increased by $46,100 during the year, reflecting increased sales activity and the broadening of the Company's customer base. Inventory levels have increased slightly from $416,200 to $426,500 during the year. Fixed asset additions during the year primarily represent increased sales demonstration and clinical research units as the Company has expanded activities in both of these areas.

  The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Resolution electrodes. The Company does not expect capital expenditures to exceed an aggregate of $2,000,000 over the next two years.

  Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $380,000 of such minimum license maintenance fees subsequent to December 31, 1998. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

  The Company anticipates that its existing capital resources, including the amounts raised in the initial public offering, will be adequate to satisfy its capital requirements until the end of 1999. Thereafter, the Company will require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms acceptable to the Company.

Year 2000 Issues

  Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and government agencies may need to be upgraded to comply with year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

  The Company is currently in the process of assessing its exposure to the year 2000 issue and has established a response to that exposure. Generally, the Company has year 2000 exposure in three areas: (i) the Company's business information systems, including computer operating systems and applications,
(ii) the hardware and software included in the CH 2000 System, and (iii) computer systems used by third parties, including suppliers of the Company. The Company has completed its assessment of each of these areas.

  The Company has upgraded its existing software to versions that are year 2000 compliant and is in the process of installing a new business information system for functionality reasons. The new business information system is expected to be in place by Mid-1999. All business information system changes would be performed regardless of the year 2000 issue from both a timing and cost perspective. The Company therefore believes that it has spent and is spending an immaterial incremental amount on year 2000 remediation over what it would spend to implement its planned business information system improvements.

  The Company believes that its CH 2000 System is year 2000 compliant. Software used in the CH 2000 System has been upgraded to year 2000 compliant versions and the Company has successfully tested hardware, operating system and applications software simulating post year 2000 systems clock dates.

  The Company has sent written requests for year 2000 information to all suppliers. The Company has been informed by all suppliers of material hardware and software components of the CH 2000 System, and substantially all other suppliers, that the products used by the Company are currently year 2000 compliant.

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

"intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Annual Report. In this section, "we", "us" and "our" refer to Cambridge Heart, Inc. (unless the context otherwise requires).

 We may never generate substantial revenues

  We are engaged primarily in the commercialization, manufacture, research and development of our products for the non-invasive diagnosis of cardiac disease. We have incurred substantial and increasing net losses through December 31, 1998. There can be no assurance that we will ever generate substantial revenues or achieve profitability on a quarterly or annual basis. Revenues generated from the sale of our products will depend upon numerous factors, including:

 .  the timing of regulatory actions,

 .  progress of product development,

 .  the extent to which our products gain market acceptance,

 .  competition, and

 .  the availability of third party reimbursement.

 We may not receive timely regulatory approval of important labeling claims

  The measurement of T-wave alternans to diagnose vulnerability to ventricular arrhythmia is a new diagnostic approach that is currently investigational. We have submitted a 510(k) application for clearance from the FDA for a labeling claim covering the applicability or prognostic use of our T-wave alternans technology. There can be no assurance that the FDA will concur with our 510(k) request for clearance. The failure to obtain 510(k) clearance for additional labeling claims for the CH 2000 System would have a material adverse effect on our business, financial condition and results of operations.

 Our technology may never achieve market acceptance

  We believe that our future success will substantially depend upon the successful commercialization and market acceptance of our T-wave alternans technology. Market acceptance will depend upon our ability to obtain regulatory clearance or approval for claims covering the applicability or prognostic use of T-wave alternans measurement, as well as our ability to demonstrate the diagnostic advantages and cost-effectiveness of the technology. There can be no assurance that regulatory approval for such claims will ever be received or that we will be able to successfully commercialize or achieve market acceptance of our T-wave alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

 The results of future clinical studies may not support the usefulness of our technology

  We have sponsored and are continuing to sponsor clinical studies relating to our T-wave alternans technology and Hi-Resolution electrodes to establish the prognostic value of such technology. While studies on high risk patients to date have indicated that the measurement of T-wave alternans to predict vulnerability to ventricular arrhythmia is at least comparable to electrophysiology testing, there can be no assurances that the results of such studies, particularly studies involving patients who are not high risk, will produce similar results. Any clinical studies or trials which fail to demonstrate that T-wave alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, or our other technologies, would have a material adverse effect on our business, financial condition and results of operations.

 We may never receive necessary foreign regulatory approvals

  A significant portion of our current revenues is dependent upon sales of our products outside the United States. Foreign regulatory bodies have established varying regulations, duties and tax requirements. Specifically, the European Union has promulgated rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. There is no assurance that we will be able to obtain European Union approval for any future products. The inability or failure of Cambridge Heart or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.

 We may have difficulty responding to changing technology

  The medical device market is characterized by rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competitive innovations. However, there can be no assurance that we will be successful in identifying, developing and marketing new products or enhancing our existing products. In addition, there can be no assurance that new products or alternative diagnostic techniques will not be developed that will render our current or planned products obsolete or inferior. Rapid technological development by competitors may result in our products becoming obsolete before we recover a significant portion of the research, development and commercialization expenses incurred with respect to such products.

 We have significant competition from a variety of sources

  Competition from competitors' medical devices that help to diagnose cardiac disease is intense and likely to increase. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, and may compete with manufacturers of other non-invasive tests, including electrocardiogram's, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by Cambridge Heart. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

 We depend heavily on our ability to identify and retain effective independent manufacturers representatives and foreign distributors

  We currently market our products in the United States through a small direct sales force and independent manufacturers' representatives. There can be no assurance that we will be able to continue to recruit and retain skilled sales management, direct sales persons or independent manufacturers' representatives. We market our products internationally through independent distributors. These distributors may also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. To the extent that we rely on sales in certain territories through distributors, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, there can be no assurance that a distributor will market our products successfully or that the terms of its distribution arrangements will be acceptable to us.

 Our business could be subject to product liability claims

  The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we intend to conduct business, including clinical trials and product marketing and sales, there can be no assurance that such coverage is adequate or will continue to be available. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of the CH 200 System or cause a significant financial burden on Cambridge Heart, or both, and could have a material adverse effect on our business, financial condition and ability to market the CH 2000 System as currently contemplated.

 The cost of our products may not be covered by third party payors

  Our ability to successfully market our products is likely to depend in part on the extent to which reimbursement for the cost of such products and the procedures in which such products are used will be available from third party payors, including:

  . government third party payors (including the Medicare and Medicaid programs),

  . government health administration authorities, and

  . private health insurers.

  These third party payors may deny coverage if they determine that a procedure was not reasonable or necessary as determined by the payor, was experimental or was used for an unapproved indication. In addition, certain healthcare providers are moving towards a managed care system in which such providers contract to provide comprehensive healthcare for a fixed cost per person, irrespective of the amount of care actually provided. Such providers, in an effort to control healthcare costs are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. We are unable to predict what changes will be made in the reimbursement methods utilized by third party healthcare payors. Furthermore, we could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any such changes affect reimbursement for procedures in which our products are used. If coverage and adequate reimbursement levels are not provided by government or third party payors for uses on our technologies or products, our business, financial position and ability to market our technologies or products may be adversely affected.

 We may not be able to commercialize the CH 2000 System

  We expect to derive a substantial majority of our future revenues from sales of our CH 2000 System and High-Resolution electrodes. If we are unable to commercialize these products successfully, the period during which we are in the development stage would be extended significantly. This would have a material adverse effect on our business, financial condition and results of operations.

 We have a number of risks associated with the year 2000

  Although we do not believe that year 2000 issues will have a significant impact on our internal operations or on our products, there can be no assurance that we will not experience interruptions of operations because of year 2000 problems. Year 2000 problems could require us to incur unanticipated expenses, and such expenses could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the purchasing patterns of customers or potential customers may be affected by year 2000 issues as companies expend significant resources to correct their current systems for year 2000 compliance. These expenditures may result in reduced funds being available to purchase products offered by Cambridge Heart.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

  In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments.

  See Notes 1 and 2 to the Financials Statements for a description of the Company's use of other financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 1998 due to the short maturities of these instruments.

Item 8. Financial Statements and Supplementary Data

                             CAMBRIDGE HEART, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  22
Balance Sheet at December 31, 1997 and 1998..............................  23
Statement of Operations for the three years ended December 31, 1998......  24
Statement of Changes in Stockholders' Equity for the three years ended
 December 31, 1998.......................................................  25
Statement of Cash Flows for the three years ended December 31, 1998......  26
Notes to Financial Statements............................................  27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Heart, Inc.

  In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cambridge Heart, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 10, 1999

                             CAMBRIDGE HEART, INC.

                                 BALANCE SHEET

                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
                      Assets
Current assets:
  Cash and cash equivalents........................ $  5,665,736  $  2,426,032
  Marketable securities............................    7,090,605     4,064,321
  Accounts receivable, net of allowance for
   doubtful accounts of $20,800 and $32,000 at
   December 31, 1997 and 1998, respectively........      509,918       555,991
  Inventory........................................      416,224       426,489
  Prepaid expenses and other current assets........      301,127       190,667
                                                    ------------  ------------
    Total current assets...........................   13,983,610     7,663,500
Fixed assets, net..................................      574,660       647,629
Other assets.......................................      190,167       403,604
                                                    ------------  ------------
                                                    $ 14,748,437  $  8,714,733
                                                    ============  ============
       Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable................................. $    170,531  $    415,842
  Accrued expenses.................................      346,770       471,003
  License fees payable.............................        9,836        14,946
                                                    ------------  ------------
    Total current liabilities......................      527,137       901,791
                                                    ------------  ------------
Commitments (Notes 9 and 10)
Stockholders' equity:
  Preferred Stock, $0.001 par value; 2,000,000
   shares authorized, no shares issued and
   outstanding.....................................          --            --
  Common Stock, $0.001 par value; 25,000,000 shares
   authorized; 10,606,041 and 10,906,174 shares
   issued and outstanding at December 31, 1997 and
   1998, respectively..............................       10,606        10,906
  Additional paid-in capital.......................   29,405,685    29,603,435
  Accumulated deficit..............................  (15,163,304)  (21,700,389)
                                                    ------------  ------------
                                                      14,252,987     7,913,952
Less: deferred compensation........................      (31,687)     (101,010)
                                                    ------------  ------------
                                                      14,221,300     7,812,942
                                                    ------------  ------------
                                                    $ 14,748,437  $  8,714,733
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS

                                               Year Ended December 31,
                                         -------------------------------------
                                            1996         1997         1998
                                         -----------  -----------  -----------
Revenue................................  $   866,942  $ 1,448,319  $ 2,096,853
Cost of goods sold.....................      884,229    1,386,627    1,848,155
                                         -----------  -----------  -----------
                                             (17,287)      61,692      248,698
Costs and expenses:
  Research and development.............    2,432,284    3,586,965    3,594,941
  Selling, general and administrative..    2,092,132    3,391,664    3,753,296
                                         -----------  -----------  -----------
    Loss from operations...............   (4,541,703)  (6,916,937)  (7,099,539)
Interest income........................      506,824      869,318      562,454
                                         -----------  -----------  -----------
Net loss...............................  $(4,034,879) $(6,047,619) $(6,537,085)
                                         ===========  ===========  ===========
Net loss per share--basic and diluted..  $     (0.66) $     (0.58) $     (0.61)
                                         ===========  ===========  ===========
Weighted average shares outstanding--
 basic and diluted.....................    6,073,865   10,451,560   10,746,844
                                         ===========  ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                                CAMBRIDGE HEART

                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      Series B            Series A
                     convertible         convertible
                   preferred stock     preferred stock       Common Stock
                  ------------------  ------------------  ------------------ Additional                                  Total
                  Number of    Par    Number of    Par    Number of    Par     paid-in    Accumulated     Deferred   stockholders'
                    Shares    value     Shares    value     Shares    value    capital      deficit     compensation    equity
                  ----------  ------  ----------  ------  ---------- ------- -----------  ------------  ------------ -------------
Balance at
December 31,
1995............   2,333,333   2,333   6,578,083   6,578   3,163,163   3,163   9,079,671    (5,080,806)        --      4,010,939
Issuance of
common stock in
initial public
offering........                                           2,437,750   2,438  19,651,447                              19,653,885
Conversion of
preferred stock
into common
stock...........  (2,333,333) (2,333) (6,578,083) (6,578)  4,455,708   4,456       4,455                                     --
Issuance of
common stock
through exercise
of stock options
and warrants....                                             158,162     158      32,323                                  32,481
Deferred
compensation
related to
common stock
options
granted.........                                                                 448,750                  (448,750)          --
Amortization of
deferred
compensation....                                                                                            67,312        67,312
Net loss........                                                                            (4,034,879)               (4,034,879)
                  ----------  ------  ----------  ------  ---------- ------- -----------  ------------   ---------    ----------
Balance at
December 31,
1996............         --      --          --      --   10,214,783  10,215  29,216,646    (9,115,685)   (381,438)   19,729,738
Issuance of
common stock
through exercise
of stock
options,
warrants and
employee stock
purchase plan...                                             391,258     391     280,914                                 281,305
Compensation
related to
cashless
exercise of
certain common
stock options...                                                                  91,875                                  91,875
Compensation
related to non-
employee stock
options
granted.........                                                                 100,000                                 100,000
Amortization of
deferred
compensation....                                                                                            66,001        66,001
Reversal of
deferred
compensation
related to
common stock
options
forfeited.......                                                                (283,750)                  283,750           --
Net loss........                                                                            (6,047,619)               (6,047,619)
                  ----------  ------  ----------  ------  ---------- ------- -----------  ------------   ---------    ----------
Balance at
December 31,
1997............         --      --          --      --   10,606,041  10,606  29,405,685   (15,163,304)    (31,687)   14,221,300
Issuance of
common stock
through exercise
of stock
Options,
warrants and
employee stock
purchase plan...                                             300,133     300     101,479                                 101,779
Compensation
related to non-
employee stock
options
granted.........                                                                  15,719                                  15,719
Deferred
compensation
related to
common stock
options granted
in connection
with repricing
of common stock
options.........                                                                 105,344                  (105,344)          --
Reversal of
deferred
compensation
related to
common stock
options
forfeited.......                                                                 (24,792)                   24,792           --
Amortization of
deferred
compensation....                                                                                            11,229        11,229
Net loss........                                                                            (6,537,085)               (6,537,085)
                  ----------  ------  ----------  ------  ---------- ------- -----------  ------------   ---------    ----------
Balance at
December 31,
1998............         --   $  --          --   $  --   10,906,174 $10,906 $29,603,435  $(21,700,389)  $(101,010)   $7,812,942
                  ==========  ======  ==========  ======  ========== ======= ===========  ============   =========    ==========

  The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               Year ended December 31,
                                         --------------------------------------
                                            1996          1997         1998
                                         -----------  ------------  -----------
Cash flows from operating activities:
 Net loss..............................  $(4,034,879) $ (6,047,619) $(6,537,085)
 Adjustments to reconcile net loss to
  net cash used for operating
  activities:
  Depreciation and amortization........      104,319       226,074      297,575
  Loss on disposal of fixed assets.....       12,178        20,241          --
  Compensation expense on stock
   options.............................       67,312       257,876       26,220
  Changes in assets and liabilities:
   Increase in accounts receivable.....     (420,984)      (88,934)     (46,073)
   Increase in inventory...............     (132,923)     (164,436)     (10,265)
   (Increase) decrease in prepaid
    expenses and other current assets..     (336,053)       83,296      110,460
   (Increase) decrease in other
    assets.............................     (166,514)       40,964       97,360
   Increase in accounts payable and
    accrued expenses...................      250,501        31,591      369,544
   Increase (decrease) in license fees
    payable............................      (17,201)       (4,175)       5,110
                                         -----------  ------------  -----------
    Net cash used for operating
     activities........................   (4,674,244)   (5,645,122)  (5,687,154)
                                         -----------  ------------  -----------
Cash flows from investing activities:
 Purchases of fixed assets.............     (371,686)     (357,698)    (369,817)
 Capitalization of software development
  costs................................          --       (110,727)    (310,796)
 Purchases of marketable securities....          --     (7,090,605)         --
 Liquidation of marketable securities..          --            --     3,026,284
                                         -----------  ------------  -----------
    Net cash (used for)/provided by
     investing activities..............     (371,686)   (7,559,030)   2,345,671
                                         -----------  ------------  -----------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net of issuance costs.........   19,686,366       281,305      101,779
                                         -----------  ------------  -----------
    Net cash provided by financing
     activities........................   19,686,366       281,305      101,779
                                         -----------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents......................   14,640,436   (12,922,847)  (3,239,704)
Cash and cash equivalents, beginning of
 year..................................    3,948,147    18,588,583    5,665,736
                                         -----------  ------------  -----------
Cash and cash equivalents, end of
 year..................................  $18,588,583  $  5,665,736  $ 2,426,032
                                         ===========  ============  ===========

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

  The Company has also experienced substantial net losses in each fiscal period since its inception and, as of December 31, 1998, had an accumulated deficit of $21,700,400. Such losses and accumulated deficit resulted from the Company's lack of substantial revenue and significantly increased costs incurred in the development of the Company's products and in the preliminary establishment of the Company's infrastructure. The Company anticipates that its existing capital resources, including the amounts raised in the initial public offering, will be adequate to fund operations through 1999. Thereafter, the Company may require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on acceptable terms to the Company.

2. Summary of Significant Accounting Policies

  Significant accounting policies followed by the Company are as follows:

 Cash Equivalents and Marketable Securities

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, securities of state government agencies and short-term commercial paper of companies with strong credit ratings and in diversified industries. The securities of state government agencies are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The money market accounts and short-term commercial paper, totaling $7,090,600 and $4,064,300 at December 31, 1997 and 1998, respectively, are classified as held to maturity, and mature within one year. The securities of state government agencies, totaling $5,879,700 and $2,447,700 at December 31, 1997 and 1998,
respectively, are classified as available for sale. All of these investments have been recorded at amortized cost, which approximates fair market value.

 Financial Instruments

  The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and license fees payable, approximate their fair values at December 31, 1997 and 1998.

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

                             CAMBRIDGE HEART, INC.

 Segment

  The Company is engaged principally in one industry segment that represents 100% of revenues. The Company also operates principally in one geographic area. See Note 11 with respect to significant customers and with respect to sales in other geographic areas.

 Revenue Recognition

  Revenue is recognized upon shipment of goods, provided that all obligations of the Company have been fulfilled and collection of the related receivable is probable. Revenue from a research and option arrangement was recognized pursuant to the agreement as the work was performed.

 Research and Development and Capitalized Software Development Costs

  Research, engineering and product development costs, except for certain software development costs, are expensed as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility of both the software and related hardware as defined by SFAS 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," and ceases upon the general release of the products to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company amortizes software development costs on a straight-line basis over the estimated economic life of the product, generally two years.

  Costs capitalized at December 31, 1998, which are included in other assets in the accompanying balance sheet, totaled $343,000 ($85,000 at December 31, 1997), net of $78,500 of accumulated amortization ($26,000 at December 31,
1997).

 Licensing Fees and Patent Costs

  The Company has entered into licensing agreements which give the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under these licensing agreements and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. Amounts capitalized at December 31, 1998 totaled $61,000 ($58,000 at December 31,
1997), net of $39,000 of accumulated amortization ($20,000 at December 31,
1997), which are included in other assets in the accompanying balance sheet.

 Stock-Based Compensation

  The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for disclosure purposes only (Note 6).

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and

                             CAMBRIDGE HEART, INC.

disclosure of contingencies at December 31, 1997 and 1998, and the reported amounts of revenues and expenses during the three years in the period ended December 31, 1998. Actual results could differ from these estimates.

 Net Loss Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share," with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes dilutive potential common stock (such as options, warrants and convertible preferred stock) and is computed similarly to fully-diluted earnings per share pursuant to APB 15.

  Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded potential common stock from the calculation of diluted weighted average share amounts for 1996, 1997 and 1998, as its inclusion would have been anti-dilutive.

3. Fixed Assets

  Fixed assets consist of the following:

                                                  Estimated
                                                   useful      December 31,
                                                    lives   -------------------
                                                   (years)    1997      1998
                                                  --------- -------- ----------
   Computer equipment............................    3-5    $271,661 $  333,177
   Manufacturing equipment.......................      5      87,183    158,544
   Office furniture..............................      7      69,781     81,444
   Sales display and clinical equipment..........      3     406,810    588,126
   Leasehold Improvements........................                --      17,275
                                                            -------- ----------
                                                             835,435  1,178,566
   Less-accumulated depreciation...........................  260,775    530,937
                                                            -------- ----------
                                                            $574,660 $  647,629
                                                            ======== ==========

4. Accrued Expenses

  Accrued expenses consist of the following:

                                                                December 31,
                                                              -----------------
                                                                1997     1998
                                                              -------- --------
   Accrued bonus............................................. $ 84,167 $149,900
   Accrued clinical trial costs..............................   61,650    5,950
   Accrued professional fees.................................   44,579   99,425
   Accrued vacation..........................................   28,604   53,931
   Accrued other.............................................  127,770  161,797
                                                              -------- --------
                                                              $346,770 $471,003
                                                              ======== ========

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

 Warrants

  In connection with the Series A Preferred Stock issuance, warrants to purchase 328,904 shares of common stock were issued to the Company's selling agent, a related party (Note 10). The warrants were issued with an exercise price of $2.00 per share and expired on September 24, 1998. During 1997 and 1998, warrants to purchase 191,208 and 180,609 shares of common stock, respectively, were exercised, resulting in the issuance of 168,086 and 140,454 shares of common stock, respectively.

  In addition, warrants to purchase 109,634 shares of common stock were issued in February 1993 to a related party who provides consulting services to the Company (Note 10). These warrants were issued with an exercise price of $2.00 per share. The warrants were exercised during 1998 and 85,510 shares of common stock were issued to this related party.

  In conjunction with certain license agreements entered into during 1996, the Company issued warrants to purchase 25,000 shares of common stock to an unrelated party. The warrants were issued with an exercise price of $11.00 per share, are exercisable beginning in December 1999 and expire in March 2000. However, the warrants terminate if the related license agreements are terminated prior to exercise.

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

  Transactions under the Company's stock option plans during the years ended December 31, 1996, 1997 and 1998 are summarized as follows:

                          December 31, 1996   December 31, 1997   December 31, 1998
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                          Number of  Exercise Number of  Exercise Number of  Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  1,284,499   $0.47   1,354,249   $1.54   1,372,750   $3.57
Granted.................    244,500    7.04     514,700    7.85     653,000    5.92
Exercised...............   (156,250)   0.16    (218,549)   0.42    (147,750)   0.23
Canceled................    (18,500)   0.72    (277,650)   3.83    (536,500)   7.80
                          ---------           ---------           ---------
Outstanding at end of
 year...................  1,354,249   $1.54   1,372,750   $3.57   1,341,500   $3.55
                          =========   =====   =========   =====   =========   =====
Exercisable at end of
 year...................    593,964   $0.41     539,034   $0.49     560,467   $0.74
                          =========   =====   =========   =====   =========   =====
Weighted average fair
 value of options
 granted during the
 year...................              $6.17               $5.29               $1.71
                                      =====               =====               =====

                             CAMBRIDGE HEART, INC.

  All options granted during 1997 and 1998 have exercise prices equal to the fair market value of the common stock at the date of grant. The weighted average exercise price and weighted average fair value of options granted during 1996 at exercise prices less than the market price of the common stock at the date of grant were $1.59 and $6.97, respectively. The weighted average exercise price and weighted average fair value of options granted during 1996 at exercise prices equal to the market price of the common stock at the date of grant were $9.22 and $5.85, respectively.

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

  During 1998, the Board of Directors determined that, certain stock options held by employees and members of the Company's Scientific Advisory Board ("SAB") had an exercise price significantly higher than the fair market value of the Company's Common stock, and therefore such options were not providing the desired incentive to employees and SAB members. Accordingly, the Board provided employees the right to elect to surrender previously granted unexercised options with exercise prices between $6.75 and $10.25 in return for new option grants at $5.00, the fair market value of the Company's Common stock on October 16, 1998. All vesting in the exchanged options was forteited by employees. The new options vest at the rate of 25% each year over four years starting October 16, 1998. Options to purchase 396,250 shares of Common stock were surrendered by employees and repriced. Options to purchase a total of 538,998 shares of Common stock were eligible for this program. The company's CEO and all other members of the Board of Directors were excluded from this program.

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

  The following table summarizes information about stock options outstanding under the Company's stock option plans at December 31, 1998:

                                           Weighted                         Weighted
                                            Average                          Average
                                           Remaining  Weighted              Exercise
                                          Contractual Average   Number of   Price of
                                Number     Life, in   Exercise   Options     Options
   Range of exercise prices   Outstanding    Years     Price   Exercisable Exercisable
   ------------------------   ----------- ----------- -------- ----------- -----------
   $.002-$.020.............       32,070     5.30      $0.02      32,070      $0.02
   $.20-$.50...............      517,018     6.80       0.63     507,874       0.27
   $1.00-$2.00.............      118,162     7.09       1.77     112,163       1.81
   $4.00-$5.00.............      416,000     9.73       5.00         500       4.00
   $7.00-$9.38.............      258,250     8.40       8.14      80,230       8.70
                               ---------                         -------
                               1,341,500     7.46      $3.52     682,757      $1.53
                               =========                         =======

  At December 31, 1998, 2,223,388 shares of common stock are reserved for issuance upon exercise of the options issued under the Company's stock option plans and there are 761,450 options available for future grant. Outstanding options generally vest on a pro rata basis over a period of two to five years.

                             CAMBRIDGE HEART, INC.

  During 1996, the Company granted stock options to purchase 13,750 and 56,250 shares of its common stock at exercise prices of $4.00 and $1.00 per share, respectively, to certain employees. The Company recorded deferred compensation of $448,750, representing the difference between the estimated fair market value of the common stock on the date of grant ($8.00) and the exercise price. Deferred compensation related to these options is recorded as a reduction of stockholders' equity and is being amortized ratably over the option vesting period of five years. Compensation cost associated with these options was $67,312, $66,001 and $29,437 during 1996, 1997 and 1998 respectively. The forfeiture of options granted to certain of these employees resulted in the reversal of previously recorded deferred compensation totaling $283,750 and $24,792 during 1997 and 1998, respectively.

  The Company also recorded additional compensation expense totaling $191,875 and $16,541 during 1997 and 1998, respectively. Compensation expense related to 60,000 options granted to non-employee consultants for services rendered was $100,000 in 1997 and $16,541 in 1998. Compensation expense of $91,875 related to the cashless exercise of 15,000 options by an employee was also recorded in 1997.

 1996 Employee Stock Purchase Plan

  During 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the issuance of up to 100,000 shares of the Company's common stock to eligible employees. Under the Purchase Plan, the Company is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The term of individual offerings, which are set by the Board of Directors, may be for periods of twelve months or less and may be different for each offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 8,560 and 11,929 shares of common stock at an average price of $8.02 and $5.72 during 1997 and 1998 respectively. No shares were issued during 1996. At December 31, 1998, the Company had 79,511 shares of common stock reserved for issuance under the Purchase Plan.

 Fair Value Disclosures

  As discussed in Note 2, the Company has elected to adopt SFAS 123 through disclosure only. Had compensation cost for the Company's option plans and employee stock purchase plan been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, for options granted in 1996, 1997 and 1998, the Company's net loss and net loss per share would have been as follows:

                                                   Year ended December 31,
                                               --------------------------------
                                                  1996       1997       1998
                                               ---------- ---------- ----------
   Net loss:
     As reported.............................. $4,034,879 $6,047,619 $6,537,085
     Pro forma................................ $4,161,030 $6,511,042 $6,900,661
   Net loss per share:
     As reported--basic and diluted........... $     0.66 $     0.58 $     0.61
     Pro forma--basic and diluted............. $     0.69 $     0.62 $     0.65

  The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996, 1997 and 1998, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 0%-50%, 60% and 50%;
(iii) risk

                             CAMBRIDGE HEART, INC.

free interest rates of 5.8%-6.8%, 6.1%-6.9% and 4.58%; and (iv) expected option terms of 7 years for 1996, 4 to 7 years for 1997 and five years for 1998. SFAS 123 requires that volatility be considered in the calculation of the fair value of an option grant only for grants made when an entity has publicly traded securities or has filed a registration statement to do so. Accordingly, a volatility of 0% was utilized for options granted by the Company prior to the initial filing of its Registration Statement on Form S-1.

  The above pro forma disclosures reflect options granted during 1996, 1997 and 1998 only. Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not necessarily representative of the pro forma effects of reported results of operations for future years.

7. Income Taxes

  The income tax benefit consists of the following:

                                               Year ended December 31,
                                          -----------------------------------
                                             1996        1997        1998
                                          ----------  ----------  -----------
   Income tax benefit:
     Federal............................. $1,393,000  $2,146,000  $ 2,344,000
     State...............................    249,000     402,000      513,000
                                          ----------  ----------  -----------
                                           1,642,000   2,548,000    2,857,000
   Deferred tax asset valuation
    allowance............................ (1,642,000) (2,548,000)  (2,857,000)
                                          ----------  ----------  -----------
                                          $      --   $      --   $       --
                                          ==========  ==========  ===========

  Deferred tax assets (liabilities) are comprised of the following:

                                                          December 31,
                                                     ------------------------
                                                        1997         1998
                                                     -----------  -----------
   Net operating loss carryforwards................. $ 6,435,000  $ 9,164,000
   Research and development tax credit
    carryforwards...................................     598,000      856,000
   Deferred start up and organization expenses......       9,000          --
   Other............................................      11,000       43,000
                                                     -----------  -----------
     Gross deferred tax assets......................   7,053,000   10,063,000
   Capitalized software.............................         --      (137,000)
   Fixed assets.....................................     (29,000)     (48,000)
   Patent costs.....................................     (23,000)     (16,000)
                                                     -----------  -----------
     Net deferred tax assets........................   7,001,000    9,862,000
     Deferred tax asset valuation allowance.........  (7,001,000)  (9,862,000)
                                                     -----------  -----------
                                                     $       --   $       --
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

                             CAMBRIDGE HEART, INC.

  Approximately $614,000 of the deferred tax asset attributable to net operating loss carryforwards was generated by the exercise of certain non-qualified stock options. Any future utilization of this amount will be credited directly to additional paid-in-capital, and not the income tax provision.

  Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                               Year ended
                              December 31,
                            ---------------------
                            1996    1997    1998
                            -----   -----   -----
   Statutory U.S. federal
    tax rate............... (35.0)% (35.0)% (35.0)%
   State taxes, net of
    federal tax benefit....  (6.2)   (6.7)   (6.4)
   Non-deductible
    expenses...............   1.3     1.6     0.2
   Federal research and
    development credits....  (1.6)   (2.6)   (2.7)
   Other...................    .8     0.6     0.2
   Valuation allowance on
    deferred tax assets....  40.7    42.1    43.7
                            -----   -----   -----
                              -- %    -- %    -- %
                            =====   =====   =====

  As of December 31, 1998, the Company has $22,973,000 of net operating loss carryforwards and $576,000 and $425,000 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2007 to 2018.

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

8. Savings Plan

  In January 1995, Cambridge Heart adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 1995, 1996 or 1997.

9. Commitments

 Operating Leases

  The Company has various noncancelable operating leases for office space, equipment and furniture which expire through 2001. Certain of these leases provide the Company with various renewal options. Total rent expense under all operating leases was approximately $98,700, $159,700 and $178,600 for the years ended December 31, 1996, 1997 and 1998, respectively.

                             CAMBRIDGE HEART, INC.

  At December 31, 1998, future minimum rental payments under the noncancelable leases are as follows, net of rental payments to be received under a noncancelable sublease:

   1999................................................................ $175,010
   2000................................................................   41,283
   2001................................................................   33,117
                                                                        --------
                                                                        $249,411
                                                                        ========

 License Maintenance Fees

  Pursuant to certain license arrangements, the Company must pay license maintenance fees ranging from $5,000 to $20,000 per year through 2008 to maintain its license rights. The Company is also required to meet certain development and sales milestones as specified in the agreements. Should the Company fail to meet such milestones, the license arrangements may be terminated at the sole option of the licensor. License maintenance fees paid during 1996, 1997 and 1998 amounted to $20,000 in each year. The future minimum license maintenance fee commitments at December 31, 1998 are approximately as follows:

   1999................................................................ $ 20,000
   2000................................................................   40,000
   2001................................................................   40,000
   2002................................................................   40,000
   Thereafter..........................................................  240,000
                                                                        --------
                                                                        $380,000
                                                                        ========

  During the term of these license agreements, the Company is obligated to pay a royalty (ranging from 1.5% to 2.0%) based on net sales of any products developed from the licensed technologies. The license maintenance fees described above are creditable against royalties otherwise payable for such year.

  In December 1996, the Company entered into two exclusive license agreements with an unrelated third party. One license agreement requires payment of an annual fee of $30,000 for ten years in order to maintain the license rights.

  The other license agreement requires payment of a perpetual annual license maintenance fee of $30,000. In order to maintain the exclusivity of this second license agreement, the Company must meet certain development milestones within three years (five years if the Company agrees to increase the annual license maintenance fee to $50,000). During the term of this license agreement, the Company is also obligated to pay a royalty (ranging from 2.0% to 3.5%) based on net sales of any products developed from the licensed technology. The annual maintenance fees for this license are creditable against royalties otherwise payable for such year.

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

                             CAMBRIDGE HEART, INC.

10. Related Party Transactions, Including Royalty Obligations

 License Agreement/Consulting and Technology Agreement

  The Company has a license agreement with a member of the Company's Board of Directors. This individual is also Chairman of the Company's Scientific Advisory Board and a faculty member at the institution with which the Company has entered into certain other license agreements. In exchange for exclusive patented technology licensing rights, the Company is required to pay this individual a royalty based on 3% of net sales of products developed from such technology. If the Company chooses to sublicense this product to an unrelated party, the royalty will be based on 20% of the gross revenue two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to this technology. Because the Company has chosen not to invest in this technology as required by the license agreement, the license agreement may be canceled at the sole option of the licensor at any time.

  The Company has also entered into a consulting and technology agreement with this individual. This agreement, which has been extended to May 31, 2000, requires the Company to pay monthly consulting fees of either $12,500 or $10,000, as stipulated in the agreement. Total payments made during 1996, 1997 and 1998 were approximately $106,000, $112,600 and $118,600, respectively, and are included in research and development expense. The Company is also required to remit to this individual a royalty of 1% of net sales of products developed from certain other technology licensed from the institution described above. If the Company chooses to sublicense such products to an unrelated party, the royalty will be based on 7% of the gross revenue received from the unrelated party for products developed from such technology. In connection with this consulting and technology agreement, a warrant to purchase 109,634 shares of common stock was issued to this individual (Note 5). This warrant was exercised during 1998, and 85,510 shares of common stock were issued.

  Operations through December 31, 1998 did not result in the recognition of any material royalty expense in connection with these agreements.

11. Major Customers, Export Sales and Concentration of Credit Risk

  During 1996, the Company derived 34% and 42% of its product revenues from two distributors of the Company's products in Japan and Europe, respectively. These same two distributors accounted for 39% and 40% of the Company's accounts receivable at December 31, 1996. During 1997, the Company derived 47% and 11% of product revenues from the same two customers, respectively, and one of these customers comprised 40% of the accounts receivable balance at December 31, 1997. During 1998, the Company terminated its distribution contract with this European distributor. Revenues from the Company's Japanese and European distributors accounted for 36% and 8% respectively of total revenues during 1998 and 37% and 7% respectively of the accounts receivable balance at December 31, 1998. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 1999 (the "1999 Proxy Statement") under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11. Executive Compensation

  The response to this item is contained in the 1999 Proxy Statement under the captions "Compensation of Directors," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The response to this item is contained in the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The response to this item is contained in the 1999 Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)1. Financial Statements

  The Company's financial statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

  (a)2. Financial Statement Schedules

  All applicable information is readily determinable from the notes to the Company's financial statements.

  (a)3. Listing of Exhibits

 Exhibit No.                             Description
 -----------                             -----------
  (1)3.1     Certificate of Incorporation, as amended, of the Registrant.

  (1)3.2 Form of Restated Certificate of Incorporation of the Registrant to be filed upon the closing of the public offering.

  (1)3.3     By-Laws of the Registrant, as amended.

  (1)4.1 Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.

 (1)10.1#    1993 Incentive and Non-Qualified Stock Option Plan, as amended.


 Exhibit No.                             Description
 -----------                             -----------
 (1)10.2#    1996 Equity Incentive Plan.

 (1)10.3#    1996 Employee Stock Purchase Plan.

 (1)10.4#    1996 Director Stock Option Plan.

 (1)10.5#    Consulting and Technology Agreement between the Registrant and Dr.
             Richard J. Cohen, dated February 8, 1993.

 (1)10.6# Employment Agreement between the Registrant and Jeffrey M. Arnold, dated September 1, 1993.

 (1)10.7#    License Agreement By and Between the Registrant and Dr. Richard J.
             Cohen, dated February 8, 1993.

 (1)10.8     Lease By and Between the Registrant and R.W. Connelly, dated June
             1, 1995.

 (1)10.9* Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.

 (1)10.10 License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing Myocardial Electrical
             Stability".

 (1)10.11 License Agreement by and between the Registrants and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiac Electrical Imaging".

 (1)10.12 License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiovascular System
             Identification", as amended on July 9, 1996.

 (1)10.13    Investors' Rights Agreement by and among the Company, Financial
             Strategic Portfolios, Inc.--Health Sciences Portfolio and the
             Global Health Sciences Fund, dated September 29, 1993.

 (1)10.14    Investors' Rights Agreement by and among the Company and Morgan
             Stanley Venture Capital Fund II, L.P., Morgan Stanley Venture
             Capital Fund II, C.V. and Morgan Stanley Venture Investors, L.P., dated April 19, 1995.

 (1)10.15 Form of additional warrant to purchase shares of Common Stock of the Company.

 (1)10.16 Form of Registration Rights Agreement by and between the Company and various Founders, each dated March 29, 1993.

 (2)10.17    Amended and Restated Lease By and Between the Registrant and R.W.
             Connelly, dated October 22, 1997.

 (2)10.18    Sublease By and Between Registrant and Pinpoint Corporation, dated
             January 30, 1998.

 (2)10.19# Agreement to Extend the Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated January 23,
             1998.

 (3)10.20 Notice of Termination of Exclusive Distribution Agreement by and between the Registrant and Kontron Instruments Ltd., dated
             December 30, 1997.

 (4)10.21 First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Cardiovascular System
             Identification".

 (4)10.22 First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Cardiac Electrical
             Imaging".


 Exhibit No.                             Description
 -----------                             -----------
 (4)10.23    First Amendment to the License Agreement by and between the
             Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Assessing Myocardial
             Electrical Stability".

 (4)10.24* First Amendment to the Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.

 (4)10.25* Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd.

 (4)10.26* Distributor Agreement, dated as of March 1, 1998, by and between the Registrant and Image. Monitoring, Inc

 (5)11.1     Computation of Net Loss Per Share.

 (5)23.1     Consent of PricewaterhouseCoopers LLP.

 (5)27       Financial Data Schedule.

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-04879).
(2) Incorporated herein by reference to the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1997.
(3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1998.
(4) Incorporated herein by reference to the Company's Form 10-Q, as amended, for the quarter ended June 30, 1998.
(5) Filed herewith.
 *  Confidential treatment has been granted as to certain portions.
 # Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

  (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cambridge Heart, Inc.

                                                   /s/ Jeffrey M. Arnold
                                          By: _________________________________
                                                     Jeffrey M. Arnold
                                               President and Chief Executive
                                                          Officer

Date: March 30, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----

        /s/ Jeffrey M. Arnold          President, Chief Executive   March 30, 1999
______________________________________  Officer and Director
          Jeffrey M. Arnold

         /s/ Richard J. Cohen          Director                     March 30, 1999
______________________________________
           Richard J. Cohen

          /s/  Rolf S. Stutz           Director                     March 30, 1999
______________________________________
            Rolf S. Stutz

          /s/ J. Daniel Cole           Director                     March 30, 1999
______________________________________
            J. Daniel Cole

       /s/ Laurence J. Blumberg        Director                     March 30, 1999
______________________________________
         Laurence J. Blumberg

         /s/ Harris A. Berman          Director                     March 30, 1999
______________________________________
           Harris A. Berman

EXHIBIT INDEX

 Exhibit No.                             Description
 -----------                             -----------
   (1)3.1    Certificate of Incorporation, as amended, of the Registrant.

   (1)3.2 Form of Restated Certificate of Incorporation of the Registrant to be filed upon the closing of the public offering.

   (1)3.3    By-Laws of the Registrant, as amended.

   (1)4.1 Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.

  (1)10.1#   1993 Incentive and Non-Qualified Stock Option Plan, as amended.

  (1)10.2#   1996 Equity Incentive Plan.

  (1)10.3#   1996 Employee Stock Purchase Plan.

  (1)10.4#   1996 Director Stock Option Plan.

  (1)10.5#   Consulting and Technology Agreement between the Registrant and Dr.
             Richard J. Cohen, dated February 8, 1993.

  (1)10.6# Employment Agreement between the Registrant and Jeffrey M. Arnold, dated September 1, 1993.

  (1)10.7#   License Agreement By and Between the Registrant and Dr. Richard J.
             Cohen, dated February 8, 1993.

  (1)10.8    Lease By and Between the Registrant and R.W. Connelly, dated June
             1, 1995.

  (1)10.9* Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.

  (1)10.10 License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing Myocardial Electrical
             Stability".

  (1)10.11 License Agreement by and between the Registrants and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiac Electrical Imaging".

  (1)10.12 License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiovascular System
             Identification", as amended on July 9, 1996.

  (1)10.13   Investors' Rights Agreement by and among the Company, Financial
             Strategic Portfolios, Inc.--Health Sciences Portfolio and the
             Global Health Sciences Fund, dated September 29, 1993.

  (1)10.14   Investors' Rights Agreement by and among the Company and Morgan
             Stanley Venture Capital Fund II, L.P., Morgan Stanley Venture
             Capital Fund II, C.V. and Morgan Stanley Venture Investors, L.P., dated April 19, 1995.

  (1)10.15 Form of additional warrant to purchase shares of Common Stock of the Company.

  (1)10.16 Form of Registration Rights Agreement by and between the Company and various Founders, each dated March 29, 1993.

  (2)10.17   Amended and Restated Lease By and Between the Registrant and R.W.
             Connelly, dated October 22, 1997.

  (2)10.18   Sublease By and Between Registrant and Pinpoint Corporation, dated
             January 30, 1998.

  (2)10.19# Agreement to Extend the Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated January 23,
             1998.


 Exhibit No.                             Description
 -----------                             -----------
  (3)10.20   Notice of Termination of Exclusive Distribution Agreement by and
             between the Registrant and Kontron Instruments Ltd., dated
             December 30, 1997.

  (4)10.21 First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Cardiovascular System
             Identification".

  (4)10.22 First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Cardiac Electrical
             Imaging".

  (4)10.23 First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Assessing Myocardial
             Electrical Stability".

  (4)10.24* First Amendment to the Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.

  (4)10.25* Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd.

  (4)10.26* Distributor Agreement, dated as of March 1, 1998, by and between the Registrant and Image Monitoring, Inc

  (5)11.1    Computation of Net Loss Per Share.

  (5)23.1    Consent of PricewaterhouseCoopers LLP.

  (5)27      Financial Data Schedule.

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-04879).
(2) Incorporated herein by reference to the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1997.
(3) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended March 31, 1998.
(4) Incorporated herein by reference to the Company's Form 10-Q, as amended, for the quarter ended June 30, 1998.
(5) Filed herewith.
 *  Confidential treatment has been granted as to certain portions.
 # Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.