Form 10-Q
period 1999-03-31
CAMBRIDGE HEART INC
filed 1999-05-17
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
ended March 31,1999                               Commission File Number 0-20991
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

Yes      X      No
    ----------    --------


Number of shares outstanding of each of the issuer's classes of common stock as of May 13, 1999:


   Class                                          Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                10,885,363

                             CAMBRIDGE HEART, INC.

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1998 AND
                     MARCH 31, 1999                                         3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH
                     PERIOD ENDED MARCH 31, 1998 AND 1999                   4

                     STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTH PERIOD ENDED
                     MARCH 31, 1998 AND 1999                                5

                     NOTES TO CONDENSED FINANCIAL STATEMENTS                6


          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                             7

          ITEM 5.    OTHER INFORMATION                                     15

PART II.  OTHER INFORMATION

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                      16


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

                        PART I - FINANCIAL INFORMATION
                                    ITEM 1
                             FINANCIAL STATEMENTS

                                 BALANCE SHEET

                                             December 31,          March 31,
                                                 1998                1999
                                               ----------         ----------
                                                                 (Unaudited)
Assets
Current assets:
Cash and cash equivalents.............        $2,426,032         $3,350,542
Marketable securities.................         4,064,321          1,386,046
Accounts receivable, net..............           555,991            619,237
Inventory.............................           426,489            359,593
Prepaid expenses and other
current assets........................           190,667            216,273
                                              ----------         ----------
  Total current assets................         7,663,500          5,931,691

Fixed assets, net.....................           647,629            661,971
Other assets..........................           403,604            422,539
                                              ----------         ----------
                                              $8,714,733         $7,016,201
                                              ==========         ==========
Liabilities and
 stockholders' equity
Current liabilities:
Accounts payable......................        $  415,842         $  495,326
Accrued expenses......................           485,949            368,526
                                              ----------         ----------
Total current liabilities.............           901,791            863,852
                                              ----------         ----------
Stockholder's equity:
Common stock, $.001 par value;
  20,000,000 shares authorized;
  10,606,041 and 10,626,061 shares
  issued and outstanding at
  December 31, 1998 and March 31,
  1999, respectively..................            10,906             10,907
Additional paid-in capital............        29,603,435         29,598,881
Accumulated deficit...................       (21,700,389)       (23,378,989)
                                             -----------        -----------
                                               7,913,952          6,230,799
Less: deferred compensation...........          (101,010)           (78,449)
                                             -----------        -----------
Total stockholders' equity............         7,812,942          6,152,349
                                             -----------        -----------
                                             $ 8,714,733        $ 7,016,201
                                             ===========        ===========

     See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.
                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                                Three months ended March 31,
                                                                    1998            1999
                                                                 -----------     -----------
Revenue......................................................    $   406,848     $   532,743

Cost of goods sold...........................................        355,978         465,322
                                                                 -----------     -----------
                                                                      50,870          67,421
Cost and expenses:
Research and development.....................................      1,006,863         742,536

Selling, general and administrative                                  906,747       1,075,421
                                                                 -----------     -----------

  Loss from operations.......................................     (1,862,740)     (1,750,536)

Interest income..............................................        175,896          71,935
                                                                 -----------     -----------

Net loss.....................................................    $(1,686,844)    $(1,678,601)
                                                                 ===========     ===========

Net loss per share basic and
 diluted.....................................................         $(0.16)         $(0.15)
                                                                   =========       =========
Weighted average common
 shares outstanding  basic and  diluted......................     10,624,486      10,907,049
                                                                  ==========      ==========



     See accompanying notes to condensed financial statements.

             STATEMENT OF CASH FLOWS
                (unaudited)

                                                                          Three months ended March 31,
                                                                                1998        1999
                                                                          ------------   ------------
Cash flows from operating activities:
Net loss..............................................                    $ (1,686,844)  $(1,678,601)
Adjustments to reconcile net loss to net
 cash used for operating activities:
Depreciation..........................................                          79,264       114,023
Compensation expense on stock options.................                          42,437        17,410
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable...........                           8,550       (25,606)
 Decrease in inventory................................                          27,001            --
 (Increase) decrease in prepaid expenses and other
  current assets......................................                           8,668       (25,606)
 Decrease in other assets.............................                         (19,342)           --
 Increase (decrease) in accounts payabe
  and accrued expenses................................                           6,733       (37,939)
                                                                            ----------    ----------
 Net cash used for operating activities...............                      (1,495,652)   (1,607,063)
                                                                            ----------    ----------
Cash flows from investing activities:
Net (purchase) maturity of marketable securities......                       1,364,463     2,678,275
Purchase of fixed assets..............................                        (137,447)      (96,530)
Capitalization of sofware development costs...........                          57,637       (50,770)
                                                                            ----------    ----------
 Net cash (used for) provided by  investing activities                       1,169,379     2,530,975
                                                                            ----------    ----------

Cash flows from financing activities:
Proceeds from issuance of common stock.................                          2,635           598
                                                                            ----------    ----------
Net increase/(decrease) in cash and cash equivalents...                       (323,638)      924,510
Cash and cash equivalents at beginning
 of period.............................................                      5,665,736     2,426,032
                                                                            ----------    ----------
Cash and cash equivalents at end
of period..............................................                    $ 5,342,098   $ 3,350,542
                                                                           ===========   ===========


See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.   NATURE OF BUSINESS

     Cambridge Heart, Inc. (the "Company"), was incorporated in Delaware on January 16, 1990 and is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company sells its products primarily to hospitals, research institutions and cardiology specialists.

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1998 and the notes thereto included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.


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






                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


OVERVIEW

    The Company is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, the Company is addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac death, the early detection of coronary artery disease and the prompt and accurate diagnosis of heart attack. Clinical research conducted to date has demonstrated that the presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event (ventricular tachyarrhythmia or sudden death). Sudden cardiac death accounts for approximately one-half of all cardiac related deaths, or about 350,000 in the United States each year.

     The Company has experienced substantial net losses since its inception in 1993 and expects net losses to continue for the foreseeable future. The Company believes that its research and development expenses will increase in the future in support of its efforts to develop additional products and also to fund clinical trials directed at expanding the indications for use of its T-wave alternans technology. The Company's research and development expenses may also increase in the future as it supplements its internal research and development with additional third party technology licenses and potential product acquisitions. The Company also expects that its selling, general and administrative expenses will increase in connection with the expansion of efforts targeted at acceleration of the rate of adoption of its technology as a diagnostic tool for the identification of those at risk of sudden cardiac death. The future growth of the Company's revenues will depend upon the success of these strategies, as well as numerous factors, including competition and the availability of third party reimbursement for T-wave alternans measurement.
The Company has incurred cumulative net losses since inception through March 31, 1999 of $23,379,000.

    During March, 1999 the Company established a $500,000 revolving line of credit with Silicon Valley Bank secured by the Company's trade accounts receivable. The credit line agreement extends through March 31, 2000.

RESULTS OF OPERATIONS

    The Company's principal products are the CH 2000 System and Hi-Resolution electrodes. Both products have received 510(k) clearance from the Food and Drug Administration ("FDA") for sale in the United States. Internationally, the CH 2000 System has received the CE mark for sale in Europe and has been approved for sale by the Ministry of Health in Japan.

     In April, 1999, the Company received clearance from the FDA of the 510k submitted in August 1998 for expansion of the labeling claims for the CH 2000. As approved by the FDA, the CH 2000 is intended for use as follows: "For the measurement of T-wave alternans and recording of electrocardiograms and vector cardiograms at rest and during ECG stress testing. The presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event (ventricular tachyarrhythmia or sudden death). The CH 2000 should be used only as an adjunct to clinical history and the results of other non-invasive and/or invasive tests." This approval by the FDA covers 100% of the indications for use that the Company included in its 510K submittal. There are no claims for which the Company filed that were not included in the approved label. The Company is very satisfied with this result.

    The Company was granted and issued two new U.S. patents in April, 1999. The first covers method and system for obtaining a localized cardiac measure utilizing the Company's Cardiac Electrical Imaging ("CEI") technology and the second covers the Company's proprietary method for the detection of abnormal activation of the heart.

    During the three month period ended March 31, 1999, the Company increased the number of independent manufacturer's representatives selling their products in the United States from 35 to 40.

    In March, 1999 the Company participated in the 48th American College of Cardiology Conference. The meeting included a total of four presentations on T-wave alternans including the final results of the Company's 337 patient multi-center labeling study. The studies results showed that TWA predicted tachyarrhythmic events and total mortality with a relative risk of 13.9 compared to a relative risk of 4.7 for electrophysiology study. Relative risk is the chance of having an event if the test is positive divided by the chance of having an event if the test is negative. The greater the number, the more predictive the test.

THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1999

    Revenues for the three month period ended March 31, 1998 and 1999 were $406,800 and $532,700, respectively, an increase of 31%. Sales to U.S. customers increased 65% from $124,300 during the three month period ended March 31, 1998 to $255,300 for the same period in 1999. The growth in U.S. revenues results from improvement in the Company's U.S. sales effort. The Company currently employs 5 direct sales managers in the U.S. and approximately 40 independent manufacturers' sales representatives. Revenues from product sold outside the United States declined 2% from $282,500 for the three month period ended March 31, 1998, to $277,400 for the same period of 1999.

    During the first quarter of Fiscal 1999, the Company entered into an agreement with NeuroMetrics, Inc. to license the Company's electrode gel for use with their carpal tunnel syndrome product.

    The cost of goods sold for the three month period ended March 31, 1998 was $356,000, or 87% of total revenue, compared to $465,300, or 87% of total revenue for the same period in 1999.

    Research and development expenses declined 26% from $1,006,900 in the three month period ended March 31, 1998 to $742,500 for the same period of 1999. This reflects the overall reduction in costs incurred associated with the Company's multi-center labeling and follow-up studies during 1998. These studies were conducted in support of the Company's successful 510(K) application to the FDA for expansion of its labeling claims for the CH 2000 System. The Company continues to further fund additional third party clinical trials in additional patient groups in the attempt to broaden the indications for use of its T-wave alternans technology. The Company also funded research and development programs for new products and technologies, including its CEI technology.

    Selling, general and administrative expenses increased from $906,700 in the three month period ended March 31, 1998 to $1,075,400 during the same period of 1999. Most of this increase was associated with the Company's marketing efforts to communicate to physicians and patients the benefits of its T-wave alternans technology beginning immediately upon approval of its 510(K) for expansion of labeling claims for its CH 2000 System.

    Interest income was $175,900 for the three month period ended March 31, 1998, compared to $71,900 for the same period in 1999. This decrease reflected a decline in the remaining proceeds of the initial public offering of the Company's common stock in August 1996, as a result of the operating losses incurred by the Company.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations from the sale of equity securities. Through June 30, 1996, the Company had raised $9,065,000 (net of stock issuance costs) from the sale of equity securities. On August 2, 1996, the Company raised approximately $19,650,000 (net of stock issuance costs) from the sale of 2,437,750 shares of common stock in the Company's initial public offering. In conjunction with the offering, 4,455,708 shares of preferred stock were converted to shares of common stock. The proceeds of the equity offerings have been used primarily to fund operating losses of $23,379,000, reflecting expenditures made primarily to support research, new product development, and clinical trial activities, to support a marketing and sales organization, and to support an administrative infrastructure and the investment of approximately $1,271,200 in property and equipment as of March 31, 1999.

    As of March 31, 1999, the Company had cash, cash equivalents and marketable securities of $4,736,600. During the three month period ended March 31, 1999, the Company's cash, cash equivalents and marketable securities decreased by $1,753,800, or 27% consistent with its net loss for the quarter of $1,678,601. Fixed asset additions during the quarter of $92,600 represent improvements in the Company's information systems infrastructure and increased sales demonstration and clinical research units.

     The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the next nine months. However, in the event unforeseen difficulties arise, the Company's available capital may be exhausted in less than nine months. In any event, the Company will require additional funds to support its operating requirements or for other purposes and intends to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the manufacture of its proprietary Hi-Resolution electrodes. The Company does not expect capital expenditures to exceed an aggregate of $1,000,000 over the next two years.

    Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is obligated to pay an aggregate of $360,000 of such minimum license maintenance fees subsequent to March 31, 1999 as the technology is used. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.



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

    The Company has sent written requests for year 2000 information to all suppliers. The Company has been informed by all suppliers of material hardware and software components of the CH 2000 System, and substantially all of the suppliers, that the products used by the Company are currently year 2000 compliant.

    Management continues to support the compliance efforts through allocation of the resources necessary to complete the project. Based on the completed initial assessment, management does not expect the costs of bringing the Company's systems into compliance with Year 2000 to have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company does not believe that it is subject to significant business risk related to its customers' and suppliers' Year 2000 efforts.


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report. In this section, "we," "us," and "our" refer to Cambridge Heart, Inc.(unless the context otherwise requires).

     We will need to obtain additional financing in the near future or our business will be materially adversely affected

     For the three month period ended March 31, 1999, we had a net loss of $1,678,600, and we expect to incur comparable losses for the foreseeable future. As of March 31, 1999, we had cash, cash equivalents and marketable securities of $4,736,600. We believe these funds will be adequate to continue our operations for the next nine months, but in the event unforeseen difficulties arise, we may need to obtain financing sooner. In any event, we will need to acquire additional financing and we can not assure you that we will be able to obtain such financing on a reasonable basis, if at all. If adequate financing is not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

     We may never generate substantial revenues

     We are engaged primarily in the commercialization, manufacture, research and development of our products for the non-invasive diagnosis of cardiac disease. We have incurred substantial and increasing net losses through March 31, 1999. There can be no assurance that we will ever generate substantial revenues or achieve profitability on a quarterly or annual basis. Revenues generated from the sale of our products will depend upon numerous factors, including:

    [ ]  progress of product development,

    [ ]  the extent to which our products gain market acceptance,

    [ ]  varying pricing promotions and volume discounts to customers,

    [ ]  competition, and

    [ ]  the availability of third party reimbursement.


    Our technology may never achieve market acceptance

    We believe that our future success will substantially depend upon the successful commercialization and market acceptance of our T-wave alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of the technology. There can be no assurance that we will be able to successfully commercialize or achieve market acceptance of our T-wave alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

     The results of future clinical studies may not support the usefulness of our technology

    We have sponsored and are continuing to sponsor clinical studies relating to our T-wave alternans technology and Hi-Resolution electrodes to establish the prognostic value of such technology. While studies to date have demonstrated that the presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event, there can be no assurances that the results of such studies, particularly studies involving patients who are not known, suspected or at risk of ventricular tachyarrhythmia, will produce similar results. Any clinical studies or trials which fail to demonstrate that T-wave alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, or our other technologies, would have a material adverse effect on our business, financial condition and results of operations.

    We may never receive necessary foreign regulatory approvals

    A significant portion of our revenue is dependent upon sales of our products outside the United States. Foreign regulatory bodies have established varying regulations, duties and tax requirements. Specifically, the European Union has promulgated rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. While we have received European Union approval to CE Mark our

CH2000 system, there is no assurance that we will be able to obtain European Union approval for any future products. The inability or failure of Cambridge Heart or its international distributors to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.

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

    We have significant competition from a variety of sources

    Competition from competitors' medical devices that help to diagnose cardiac disease is intense and likely to increase. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, and may compete with manufacturers of other non-invasive tests, including electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by Cambridge Heart. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

     We depend heavily on our ability to identify and retain effective independent manufacturers representatives and foreign distributors

    We currently market our products in the United States through a small direct sales force and independent manufacturers' representatives. There can be no assurance that we will be able to continue to recruit and retain skilled sales management, direct sales persons or independent manufacturers' representatives. We market our products internationally through independent distributors. These distributors may also distribute competing products under certain circumstances. Our distribution agreement with our Japanese distribution partner, Fukuda Denshi, Ltd. ("Fukuda") expired as of March 31, 1999. We are in the process of negotiating a contract renewal with Fukuda. There can be no assurance that we will be able to renew this contract or that the terms negotiated will be the same as the previous agreement. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. To the extent that we rely on sales in certain territories through distributors, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, there can be no assurance that a distributor will market our products successfully or that the terms of its distribution arrangements will be acceptable to us.

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

    The cost of our products may never be covered by third party payors

    Our ability to successfully market our products will depend in large part on the extent to which reimbursement for the cost of such products and the procedures in which such products are used will become available from third party payors, including:

    [ ] government third party payors (including the Medicare and Medicaid programs),

    [ ]  government health administration authorities, and

    [ ]  private health insurers.

     These third party payors may deny coverage if they determine that a procedure was not reasonable or necessary as determined by the payor, was experimental or was used for an unapproved indication. In addition, certain healthcare providers are moving towards a managed care system in which such providers contract to provide comprehensive healthcare for a fixed cost per person, irrespective of the amount of care actually provided. Such providers, in an effort to control healthcare costs are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. We are unable to predict what changes will be made in the reimbursement methods utilized by third party healthcare payors. Furthermore, we could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any such changes affect reimbursement for procedures in which our products are used. If coverage and adequate reimbursement levels are not provided by government or third party payors for uses on our technologies or products, our business, financial position and ability to market our technologies or products will be adversely affected.


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



Item 5.  OTHER INFORMATION

  Nothing to report

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



                                        CAMBRIDGE HEART, INC.


Date: May 17, 1998                        By: /s/ Jeffrey M. Arnold
                                          --------------------------------------
                                                  Jeffrey M. Arnold
                                                  Chairman, President, Chief
                                                  Executive Officer

                                 EXHIBIT INDEX



Exhibit Number                Description
--------------                -----------

  11                       Statement re Computation of Net Loss per Share

  27                       Financial Data Schedule