Form 10-Q
period 1999-06-30
CAMBRIDGE HEART INC
filed 1999-08-16
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period
ended June 30,1999                               Commission File Number 0-20991

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

Yes  X    No
   -----    -----


Number of shares outstanding of each of the issuer's classes of common stock as of August 16, 1998:


              Class                               Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                   11,865,988

                              CAMBRIDGE HEART, INC.

                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1998 AND
                     JUNE 30, 1999                                        3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND SIX MONTH
                     PERIODS ENDED JUNE 30, 1998 AND 1999                 4

                     STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED
                     JUNE 30, 1998 AND 1999                               5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                           6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                           7

PART II.  OTHER INFORMATION

          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                             16

          ITEM 5.    OTHER INFORMATION                                   16



          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                    17


SIGNATURES                                                               17


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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                                  BALANCE SHEET




                                                         December 31,     June 30,
                                                             1998           1999
                                                         ------------   ------------
                                                                         (Unaudited)
Assets
Current assets:
Cash and cash equivalents...........................    $  2,426,032    $  4,722,620
Marketable securities...............................       4,064,321       3,088,602
Accounts receivable, (net of allowance for
  doubtful accounts of $40,000)... .................         555,991         573,051
Inventory...........................................         426,489         341,432
Prepaid expenses and other current assets...........         190,667         162,085
                                                         -----------    ------------
  Total current assets..............................       7,663,500       8,887,790

Fixed assets, net...................................         647,629         701,581
Other assets........................................         403,604         430,431
                                                         -----------    ------------
                                                        $  8,714,733    $ 10,019,802
                                                        ============    ============
Liabilities and stockholders' equity
Current liabilities:
Accounts payable....................................    $    415,842    $    415,089
Accrued expenses....................................         485,949         466,229
                                                        ------------    ------------
Total current liabilities...........................         901,791         881,318
                                                        ------------    ------------
Stockholder's equity:
Common stock, $.001 par value; 20,000,000 shares
  authorized; 10,906,174 and 11,865,988 shares
  issued and outstanding at December 31, 1998
  and June 30, 1999, respectively...................          10,906          11,866
Additional paid-in capital..........................      29,603,435      34,362,988
Accumulated deficit.................................     (21,700,389)    (25,164,743)
                                                        ------------    ------------

                                                           7,913,952       9,210,111
Less: deferred compensation.........................        (101,010)        (71,627)
                                                        ------------    ------------
  Total stockholders' equity........................       7,812,942       9,138,484
                                                        ------------    ------------
                                                        $  8,714,733    $ 10,019,802
                                                        ============    ============



           See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                          Three months ended June 30,       Six months ended June 30,
                                          ----------------------------    ----------------------------
                                               1998           1999             1998          1999
                                          -------------  -------------    ------------   ------------
Revenue.................................   $   443,344    $   562,080      $   850,192    $ 1,094,823

Cost of goods sold......................       454,230        514,193          810,208        979,515
                                           -----------    -----------      -----------   ------------
                                               (10,886)        47,887           39,984        115,308
Cost and expenses:
Research and development................       956,880        644,647        1,963,743      1,387,183

Selling, general and administrative            963,595      1,249,245        1,870,342      2,324,667
                                           -----------    -----------      -----------   ------------

  Loss from operations..................    (1,931,361)    (1,846,005)      (3,794,101)    (3,596,542)

Interest income.........................       152,988         59,253          328,884        131,188
                                           -----------    -----------      -----------   ------------

Net loss................................   $(1,778,373)   $(1,786,752)     $(3,465,217)   $(3,465,354)
                                           ===========    ===========      ===========   ============

Net loss per share   basic and..........   $     (0.17)   $     (0.16)     $      (.33)   $      (.31)
diluted                                    ===========    ===========      ===========   ============
Weighted average common
 shares outstanding   basic and.........    10,661,946     11,135,318       10,643,216     11,021,184
 diluted                                   ===========    ===========      ===========   ============


           See accompanying notes to condensed financial statements.

                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                          Six months ended June 30,
                                                          -------------------------
                                                              1998          1999
                                                         -------------   -----------
Cash flows from operating activities:
Net loss...............................................   $(3,465,217)   $(3,464,354)
Adjustments to reconcile net loss to net
  cash used for operating activities:
Depreciation...........................................       122,594        244,142
Compensation expense related to stock options..........        84,146         29,383
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable..........       123,006        (17,060)
  Decrease in inventory................................         8,205         85,057
  Decrease in prepaid expenses and other
   current assets......................................        77,983         28,582

  Increase in other assets ............................       (54,466)        (3,701)
  Increase (decrease) in accounts payable
   and accrued expenses................................       180,103        (20,473)
                                                          -----------    -----------
  Net cash used for operating activities...............    (2,923,646)    (3,118,424)
                                                          -----------    -----------
Cash flows from investing activities:
Net maturity of marketable securities..... ............     2,143,685        975,719
Purchase of fixed assets...............................      (173,000)      (211,478)
Capitalization of software development costs...........                     (109,742)
                                                          -----------    -----------
  Net cash provided by investing activity                   1,970,685        654,499
                                                          -----------    -----------
Cash flows from financing activities:

Proceeds from issuance of common stock                         37,948      5,040,513
Expenses from issuance of common stock                                      (280,000)
                                                          -----------    -----------
  Net cash provided by financing activities                    37,948      4,760,513

Net increase (decrease) in cash and cash equivalents..       (915,013)     2,296,588
Cash and cash equivalents at beginning
  of period...........................................      5,665,736      2,426,032
                                                          -----------    -----------
Cash and cash equivalents at end
  of period..........................................     $ 4,750,723    $ 4,722,620
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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1998 and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the six month periods ended June 30, 1998 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.


3.   INVENTORIES

     Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.

4.   NET LOSS PER SHARE


     Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 1,431,222 and 1,504,738 of potential common stock from the calculation of diluted weighted average share amounts for the three and six month periods ended June 30, 1998 and 1999 respectively, as its inclusion would have been anti-dilutive.

     In June 1999 the Company raised gross proceeds of $5 million in equity capital less $280,000 in issuance costs from the sale of 952,380 shares of Common Stock through a private placement with a group of institutional investors led by the Tail Wind Fund Ltd. In addition, warrants with a four year term for the purchase of 95,238 shares of common stock at an exercise price of $7.22 per share were issued. If the Company sells Common Stock in a equity offering at a price per share lower than this private placement during the next 24 months, the investors have the right to a repricing of the remaining shares they hold at the date of closing of the subsequent offering. The proceeds of the sale will be used to fund operations.






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

     In April, 1999, the Company received clearance from the FDA of the 510k submitted in August 1998 for expansion of the labeling claims for the CH 2000. As approved by the FDA, the CH 2000 is intended for use as follows: For the measurement of T-wave alternans and recording of electrocardiograms and vector cardiograms at rest and during ECG stress testing. The presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event (ventricular tachyarrhythmia or sudden death). The CH 2000 should be used only as an adjunct to clinical history and the results of other non-invasive and/or invasive tests. This approval by the FDA covers 100% of the indications for use that the Company included in its 510k submittal. There are no claims for which the Company filed that are not included in the approved label. The Company is very satisfied with this result.

     In May, 1999 the Company entered into cooperative marketing agreements with Guidant Corporation ("Guidant") and Medtronic, Inc. ("Medtronic"). The agreements provide for the inclusion of T-wave alternans experts to speak at national and regional seminars and symposia in the U.S. sponsored by Guidant and Medtronic aimed at providing additional education to cardiologists about the benefits of Alternans testing.

     In June 1999 the Company raised gross proceeds of $5 million in equity capital less $280,000 in issuance costs from the sale of 952,380 shares of Common Stock through a private placement with a group of institutional investors led by the Tail Wind Fund Ltd. In addition, warrants with a four year term for the purchase of 95,238 shares of common stock at $7.22 per share were issued. If the Company sells Common Stock in a capital raising transaction at a lower price per share over the next two years, the investors have the right to a repricing of their transaction. The proceeds of the sale will be used to fund operations.

     Upon receiving clearance from the U.S. Food and Drug Administration ("FDA") in April, 1999 for expansion of its labeling, the Company has been engaged in an aggressive public relations campaign aimed at increasing awareness of the benefits of Alternans testing among both the medical community and the patient population at large. To date, the program has reached approximately 46 million television viewers and 12 million newspaper subscribers around the U.S. In addition the Company has launched an extensive direct mail campaign aimed at educating cardiologists and electrophysiologists and generating leads for the Company's CH 2000 system. The Company intends to continue their physician and patient outreach during the remainder of 1999 at both the national and regional levels.

     Late in the third quarter, the Company is scheduled to introduce an upgrade to its T-wave alternans technology that will allow a treadmill to be used to exercise a patient during an Alternans test. This scientific breakthrough will allow the Alternans test to fit seamlessly into the physicians normal testing routine and eliminate the need for the purchase of other non standard devices to exercise patients. In the U.S. a treadmill is the preferred device used by physicians to elevate a patients heart rate during a standard stress test. There can be no guarantee that the introduction of this upgraded technology will happen as scheduled. If delayed, it could have an adverse impact on the third quarter revenue results.


THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1999

     Revenue for the three month periods ended June 30, 1998 and 1999 were $443,344 and $562,080 respectively, an increase of 27%. Revenue for the six month periods ended June 30, 1998 and 1999 were $850,192 and $1,094,823 respectively, an increase of 29%. Revenue from the sale of T-wave alternans systems increased 114% from $109,700 to $234,900 for the three month periods ended June 30, 1998 and 1999 respectively. For the six month periods ended June 30 1998 and 1999 T-wave alternans system revenue increased from $348,800 to $392,700 or 13% respectively. The growth in system revenues reflects the increasing awareness of the benefits of T-wave alternans by the clinical community.


     The gross margin for the three month periods ended June 30, 1998 and 1999 were ($10,886) (-2% of revenues) and $47,887 (9% of revenues) respectively. Gross margin for the six month periods ended June 30, 1998 and 1999 were $39,984

(5% of revenues) and $115,308 (11% of revenues) respectively. This reflects a favorable mix of product sales and the efforts of continuing product cost reductions. The results for the three month period ended June 30, 1998 included the effect of introductory special pricing considerations for two new international distributors.

     Research and development expenses decreased from $956,880 in the three month period ended June 30, 1998 to $644,647 for the same period of 1999. The Company incurred costs in support of its clinical trial activities targeted at the filing of a 510(k) with the FDA for expansion of labeling claims for its T-wave alternans technology in 1998. The Research and Development expenses for the six month period ended June 30, 1998 and 1999 were $1,963,743 and $1,387,183 respectively. The Company anticipates that its research and development expenses will increase during the second half of 1999. Several key new clinical trials will be initiated during this period and costs associated with the development of the Company's low cost TWA product are expected to increase.

     Selling, general and administrative expenses increased from $963,595 in the three month period ended June 30, 1998 to $1,249,245 in the same period in 1999. The Company incurred incremental costs associated with its aggressive marketing and media campaign targeted at increasing awareness of the benefits of T-wave alternans and the Alternans test among both the medical community and the patient population at large. Selling, general and administrative expenses are expected to remain at current levels as the Company intends to continue these marketing and sales efforts. For the six month period ended June 30, 1998 and 1999, selling, general and administrative expenses were $1,870,342 and $2,324,667 respectively.

     Interest income was $152,988 for the three month period ended June 30, 1998 compared to $59,253 for the same period in 1999. For the six month period ended June 30, 1998 and 1999, interest income was $328,884 and $131,188 respectively. This decrease reflects the decline in the remaining proceeds of the initial public offering of the Company's common stock in August 1996 and is a result of the operating losses incurred by the Company. Interest income during the second half of 1999 will be affected by the investment of $4,775,000 of net proceeds from the sale of common stock concluded in June, 1999.



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

     In June 1999, the Company raised approximately $4,775,000 (net of stock issuance costs) from the sale of 952,380 shares of common stock to a group of investors led by the Tail Wind Fund Ltd. In addition, warrants for the purchase of 95,238 shares of common stock were also issued at an exercise price of $7.22 per share with a term of four years. These proceeds are intended to be used to fund the Company's operations.

     As of June 30, 1999, the Company had cash, cash equivalents and marketable securities of $7,811,222. During the six month period ended June 30, 1999, the Company's cash, cash equivalents and marketable securities increased by $1,320,869, or 20% consistent with its net loss for the period of $3,465,354, net of proceeds from the sale of common stock in June 1999 of $4,775,000. Fixed asset additions related to improvements in the Company's information systems infrastructure and increased sales demonstration and clinical research units amounted to $211,478 as of June 30, 1999.

 The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements for the next fifteen months. However, in the event unforeseen difficulties arise, the Company's available capital may be exhausted in less than fifteen months. In any event, the Company will require additional funds to support its operating requirements or for other purposes and intends to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or, if available, such financing would be obtainable on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects its capital expenditures to increase as it continues to commercialize its products and expand its clinical trial efforts. The Company does not expect capital expenditures to exceed an aggregate of $1,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $340,000 of such minimum license maintenance fees subsequent to June 30, 1999 as the technology is used. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.


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

     The Company has completed its assessment of its exposure to the year 2000 issue and has established a response to that exposure. Generally, the Company has year 2000 exposure in three areas: (i) the Company's business information systems, including computer operating systems and applications, (ii) the hardware and software included in the CH 2000 System, and (iii) computer systems used by third parties, including suppliers of the Company.

     The Company has upgraded its existing software to versions that are year 2000 compliant and is in the process of installing a new business information system for functionality reasons. The new business information system is currently in place. All business information system changes would be performed regardless of the year 2000 issue from both a timing and cost perspective. The Company therefore believes that it has spent and is spending an immaterial incremental amount on year 2000 remediation over what it would spend to implement its planned business information system improvements.

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

             progress of product development,

             the extent to which our products gain market acceptance,

             varying pricing promotions and volume discounts to customers,

             competition, and

             the availability of third party reimbursement.



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

     We depend heavily on our ability to identify and retain effective independent manufacturers representatives and foreign distributors

     We currently market our products in the United States through a small direct sales force and independent manufacturers' representatives. There can be no assurance that we will be able to continue to recruit and retain skilled sales management, direct sales persons or independent manufacturers' representatives. We market our products internationally through independent distributors. These distributors may also distribute competing products under certain circumstances. Our distribution agreement with our Japanese distribution partner, Fukuda Denshi, Ltd. ("Fukuda"), expired as of March 31, 1999. We are in the process of negotiating a contract renewal with Fukuda. There can be no assurance that we will be able to renew this contract or that the terms negotiated will be similar to the previous agreement. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. To the extent that we rely on sales in certain territories through distributors, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, there can be no assurance that a distributor will market our products successfully or that the terms of its distribution arrangements will be acceptable to us.

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

         government third party payors (including the Medicare and Medicaid programs),

         government health administration authorities, and

         private health insurers.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

In January 1997, the securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, marketable securities, trade receivables and trade payables approximates fair value at June 30,1999 due to the short maturities of these instruments.

                           PART II - OTHER INFORMATION



Item 1.  Nothing to report

Item 2.  Nothing to report

Item 3.  Nothing to report

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 15, 1999 (the "Annual Meeting"). At the Annual Meeting, Laurence J. Blumberg and Rolf S. Stutz were elected as Class III Directors for a three year term. The other directors whose terms of office as a director continue after the meeting are as follows: Jeffrey M. Arnold, J. Daniel Cole, Richard J. Cohen, M.D.,Ph.D. and Harris A. Berman.

     The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1. To elect Laurence J. Blumberg and Rolf S. Stutz to serve as Class III Directors of the Company for the ensuing three years.

     For:  10,133,280               Withheld:  22,109

2. To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 1999.

     For:  10,127,805               Against:  23,506          Abstain:  4,078



Item 5.  OTHER INFORMATION

     Laurence J. Blumberg resigned his position as a member of the Board of Directors effective July 19, 1999.

                                    ITEM 6
                       EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

     b. On June 16, 1999, the Company filed a current report on Form 8K dated June 9, 1999 reporting under Item 5 the issuance of a press release announcing the private placement of equity capital.


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAMBRIDGE HEART, INC.


Date: August 16, 1999                      By: /s/ Jeffrey M. Arnold
                                              --------------------------------
                                              Jeffrey M. Arnold
                                              Chairman, President, Chief
                                              Executive Officer

                                  EXHIBIT INDEX



Exhibit Number         Description
--------------         -----------
     10.1              Cooperative Marketing Agreement between Registrant and
                       Guidant Corporation dated May 7, 1999

     10.2 Cooperative Marketing Agreement between Registrant and Medtronic, Inc dated May 20, 1999

     11                Statement re Computation of Net Loss per Share

     27                Financial Data Schedule