Form 10-Q/A
period 1999-06-30
CAMBRIDGE HEART INC
filed 1999-08-18
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period
ended June 30,1999                               Commission File Number 0-20991
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

Yes  X      No
    ---        ---


Number of shares outstanding of each of the issuer's classes of common stock as of August 16, 1998:


                Class                             Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                     11,865,988

                             CAMBRIDGE HEART, INC.


                          PART II - OTHER INFORMATION

Item 6 is amended in its entirety as set forth below.


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



                                         CAMBRIDGE HEART, INC.


Date: August 18, 1999                    By: /s/ Robert B. Palardy
                                         ---------------------------------------
                                             Robert B. Palardy
                                             Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number         Description
--------------         -----------

     10.1* Cooperative Marketing Agreement between Registrant and Guidant Corporation dated May 7, 1999

     10.2* Cooperative Marketing Agreement between Registrant and Medtronic, Inc dated May 20, 1999

     10.3 Purchase Agreement among the Registant, The Tail Wind Fund Ltd., Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P. and Geoffrey H.
                       Galley dated June 8, 1999

     10.4 Registration Rights Agreement among the Registrant, The Tail Wind Fund Ltd., Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P. and Geoffrey H. Galley dated June 8, 1999

     10.5 Warrant to purchase common stock of the Registrant in favor of Geoffrey H. Galley

     10.6 Warrant to purchase common stock of the Registrant in favor of Special Situations Fund III, L.P.

     10.7 Warrant to purchase common stock of the Registrant in favor of Special Situations Private Equity Fund, L.P.

     10.8 Warrant to purchase common stock of the Registrant in favor of The Tail Wind Fund Ltd.

     11*               Statement re Computation of Net Loss per Share

     27*               Financial Data Schedule

____________________
*  Previously Filed