Form 10-Q
period 1999-09-30
CAMBRIDGE HEART INC
filed 1999-11-15
CIK 913443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period
ended September 30,1999                           Commission File Number 0-20991
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

Yes      X      No
    ----------    --------


Number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1999:


               Class                              Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                   13,782,152

                              CAMBRIDGE HEART, INC.

                                      INDEX


                                                                                   PAGE NUMBER
                                                                                   -----------


PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1998 AND
                     SEPTEMBER 30, 1999 (Unaudited)                                      3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND NINE MONTH
                     PERIODS ENDED SEPTEMBER 30,1998 AND 1999(Unaudited)                 4

                     STATEMENT OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED
                     SEPTEMBER 30, 1998 AND 1999 (Unaudited) 5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                                          6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                                          7



PART II.  OTHER INFORMATION

          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                     MARKET RISK                                                        17

          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                                            17

          ITEM 5.    OTHER INFORMATION                                                  17

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   18


SIGNATURES                                                                              18



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





                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                              CAMBRIDGE HEART, INC.
                                  BALANCE SHEET


                                                               December 31,    September 30,
                                                                   1998             1999
                                                               ------------     ------------
                                                                                  (Unaudited)
Assets
Current assets:
Cash and cash equivalents ................................     $  2,426,032     $  1,120,092
Marketable securities ....................................        4,064,321        4,681,542
Accounts receivable,(net of allowance for doubtful
 accounts of $32,000 and $40,000 at December 31,
 1998 and September 30, 1999 respectively) ...............          555,991          650,854
Inventory ................................................          426,489          397,984
Prepaid expenses and other current assets ................          190,667          157,442
                                                               ------------     ------------
  Total current assets ...................................        7,663,500        7,007,914

Fixed assets, net ........................................          647,629          684,886
Other assets .............................................          403,604          456,015
                                                               ------------     ------------
                                                               $  8,714,733     $  8,148,815
                                                               ============     ============
Liabilities and stockholders' equity
Current liabilities:
Accounts payable .........................................     $    415,842     $    310,230
Accrued expenses .........................................          485,949          567,563
                                                               ------------     ------------
Total current liabilities                                           901,791          877,793
                                                               ------------     ------------

Stockholder's equity:
Common stock, $.001 par value; 20,000,000 shares
  authorized; 10,906,174 and 11,865,988 shares
  issued and outstanding at December 31, 1998
  and September 30, 1999, respectively ...................           10,906           11,866
Additional paid-in capital ...............................       29,603,435       34,310,675
Accumulated deficit ......................................      (21,700,389)
                                                               ------------     ------------

                                                                  7,913,952        7,325,889
Less: deferred compensation ..............................         (101,010)         (54,867)
                                                               ------------     ------------
Total stockholders' equity ...............................        7,812,942        7,271,022
                                                               ------------     ------------
                                                                $ 8,714,733      $ 8,148,815
                                                               ============     ============

           See accompanying notes to condensed financial statements.



                              CAMBRIDGE HEART, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                     Three months ended September 30,    Nine months ended September 30,
                                     --------------------------------    -------------------------------
                                         1998            1999                 1998             1999
                                      -----------     -----------          -----------     ------------
Revenue..........................     $   661,260     $   540,298          $ 1,511,452     $  1,635,121

Cost of goods sold...............         550,415         537,699            1,360,623        1,517,214
                                      -----------     -----------          -----------     ------------
                                         (110,845)          2,599              150,829          117,907
Cost and expenses:
Research and development.........         899,259         699,332            2,863,002        2,086,515

Selling, general and administrative       868,979       1,214,224            2,739,321        3,538,891
                                      -----------     -----------          -----------     ------------

  Loss from operations...........      (1,657,393)     (1,910,957)          (5,451,494)      (5,507,499)

Interest income..................         133,424          80,048              462,308          211,236
                                      -----------     -----------          -----------     ------------

Net loss.........................     $(1,523,969)    $(1,830,909)         $(4,989,186)    $( 5,296,263)
                                      ===========     ===========          ===========     ============

Net loss per share  basic
and diluted.....................      $     (0.14)    $     (0.15)         $      (.47)    $       (.46)
                                      ===========     ===========          ===========     ============
Weighted average common shares
 outstanding  basic and diluted        10,810,080      11,865,739           10,698,837       11,546,176
                                      ===========     ===========          ===========     ============

     See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC
                             STATEMENT OF CASH FLOWS
                                   (unaudited)



                                                            Nine months ended September 30,
                                                                 1998           1999
                                                             -------------  -------------
Cash flows from operating activities:
Net loss...................................................   $(4,989,186)   $(5,296,263)
Adjustments to reconcile net loss to net
  cash used for operating activities:
Depreciation and amoritization.............................       216,590        399,297
Compensation expense related to stock options..............        51,316         27,855
Changes in assets and liabilities:
  Increase in accounts receivable.........................       (230,893)       (94,863)
  Decrease in inventory                                           110,252         28,505
  Decrease in prepaid expenses and other
   current assets..........................................        37,034         33,225
  Decrease in other assets ................................        61,977         13,807
  Increase (decrease) in accounts payable
   and accrued expenses....................................       292,874        (23,998)
                                                               ----------    -----------
  Net cash used for operating activities...................    (4,450,036)    (4,912,435)
Cash flows from investing activities:
(Purchase) sale of marketable securities...................     2,123,214       (617,221)
Purchase of fixed assets...................................      (291,304)      (294,129)
Capitalization of software development costs...............      (237,475)      (208,644)
                                                               ----------    -----------
  Net cash provided by(used for) investing activity             1,594,435     (1,119,994)
                                                               ----------    -----------

Cash flows from financing activities:
Proceeds from issuance of common stock, net



Of issuance costs                                                  54,093      4,726,489
                                                               ----------    -----------
  Net cash provided by financing activities                        54,093      4,726,489

Net decrease in cash and cash equivalents..................    (2,801,508)    (1,305,940)
Cash and cash equivalents at beginning
  of period................................................     5,665,736      2,426,032
                                                               ----------    -----------
Cash and cash equivalents at end
  of period................................................    $2,864,228    $ 1,120,092
                                                               ==========    ===========

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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1998 and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and its cash flows for the nine month periods ended September 30, 1998 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.


3.   INVENTORIES

     Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.

4.   NET LOSS PER SHARE

          Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 1,431,222 and 1,519,238 of potential common stock from the calculation of diluted weighted average share amounts for the three and nine month periods ended September 30, 1998 and 1999 respectively, as its inclusion would have been anti-dilutive.

5.   SUBSEQUENT EVENT

          In October 1999 the Company raised gross proceeds of $4.9 million in equity capital less approximately $395,455 in issuance costs from the sale of 1,386,347 shares of Common Stock through a private placement with a group of investors at a 19% premium to the final trading price of the Company's stock on the NASDAQ on the date of the closing. In addition, warrants with a four year term for the purchase of 277,269 shares of Common Stock at $3.50 per share were issued. If the Company sells Common Stock in a capital raising transaction at a lower price per share over the next 12 months, the investors have the right to receive additional shares to adjust the price of their transaction. The sales agent in the transaction, Sunrise Securities, Inc. also received warrants with a four year term for the purchase of 97,044 shares of Common Stock at $4.20 per share. The proceeds of the sale will be used to fund operations. The Company has executed Subscription Agreements for an additional 130,000 shares of Common Stock for gross proceeds of $455,000 that have not yet closed from this transaction. The Company anticipates that these Subscription Agreements will be funded before December 31, 1999.

         As a result of this sale of Common Stock at $3.50 per share, the Company was obligated to issue 529,817 additional shares of Common Stock to the investors that participated in the Company's June, 1999 sale of Common Stock. Terms of that transaction provided the investors with the right to receive additional shares if the Company sold Common Stock at a price below the $5.25 per share they paid.



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

RESULTS OF OPERATIONS

     The Company's principal products are the CH 2000 Alternans System and Hi-Resolution sensors. Both products have received 510(k) clearance from the Food and Drug Administration ("FDA") for sale in the United States. Internationally, the CH 2000 System has received the CE mark for sale in Europe and has been approved for sale by the Ministry of Health in Japan.


     Late in the third quarter, the Company introduced an upgrade to its T-wave alternans technology that allows a treadmill to be used to exercise a patient during an Alternans test, allowing the Alternans test to fit seamlessly into the physicians normal testing routine and eliminating the need for the purchase of other non standard devices to exercise patients. In the U.S. a treadmill is the preferred device used by physicians to elevate a patients heart rate during a standard stress test. By adding this capability the Company believes that it has addressed a major requirement for widespread clinical use of its Alternans test.

     In anticipation of the introduction of the treadmill technology, early in the quarter the Company instructed its U.S. sales force to focus only on potential customers that can generate revenues of its proprietary disposable sensors through the clinical use of the Alternans test. Prior to this, a significant portion of the Company's revenues came from the sale of standard stress test systems without the Alternans Option. The reaction to this change in focus was a significant increase in revenue from the sale of disposable sensors for the quarter. For the first time the majority of the Company's
U.S. revenue came from the sale of CH2000 Alternans systems and disposable products.

     In early October 1999, the Company introduced two new programs to the marketplace targeted at increasing clinical adoption of Alternans testing. The programs address customer concerns regarding a shortage of available funds for the purchase of capital equipment and the absence of reimbursement from third party payers for the performance of the Alternans test. The Company has partnered with a financing company to provide customers with the opportunity to acquire T-wave alternans technology through a commitment to the clinical use of the Alternans test and a minimal upfront cash investment. The Company has also introduced to customers a program that provides them support in their efforts to make successful submissions for reimbursement to third party payers for their performance of the Alternans test. The Company will guarantee a payment of $90.00 for each Alternans test performed only after all appeals have been exhausted. The Company will record a reserve against revenue at the time it records the sale of the sensors for an amount equal to the actual guarantee payout experience. This guarantee ends at the earliest of the date a third party payer begins to reimburse for the Alternans test or June 30, 2001.

     Also during October 1999 the Company raised gross proceeds of $4.9 million in equity capital less approximately $395,455 in issuance costs from the sale of 1,386,347 shares of Common Stock through a private placement with a group of investors at a 19% premium to the final trading price of the Company's stock on the NASDAQ on the date of the closing. In addition, warrants with a four year term for the purchase of 277,269 shares of Common Stock at $3.50 per share were issued. If the Company sells Common Stock in a capital raising transaction at a lower price per share over the next 12 months, the investors have the right to additional shares to adjust the pricing of their transaction. The sales agent in the transaction, Sunrise Securities, Inc. also received warrants with a four year term for the purchase of 97,044 shares of Common Stock at $4.20 per share. The Company has executed Subscription Agreements for an additional 130,000 shares of Common Stock for gross proceeds of $455,000 that have not yet closed from this transaction. The Company anticipates that these Subscription Agreements will be funded before December 31, 1999.

     As a result of this sale of Common Stock at $3.50 per share, the Company was obligated to issue 529,817 additional shares of Common Stock to the investors that participated in the Company's June, 1999 sale of Common Stock. Terms of that transaction provided the investors with the right to receive additional shares if the Company sold Common Stock at a price below the $5.25 per share they paid.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1999

     Revenue for the three month periods ended September 30, 1998 and 1999 were $661,260 and $540,298 respectively, a decrease of 18%. Revenue for the nine month periods ended September 30, 1998 and 1999 were $1,511,452 and $1,635,121 respectively, an increase of 8%. As stated above, the focus of the Company's U.S. sales organization has been on targeting customers capable of generating revenue from the sale of proprietary disposable sensors for the Company through clinical use of the Alternans Test. Sales of CH2000 Alternans systems and disposable sensors accounted for 60% of U.S. revenue and 56% of Company revenue for the quarter ended September 30, 1999 compared to 34% and 47% respectively for the same period last year. Total revenue from the sale of disposable sensors increased to $40,026 for the three month period ended September 30,1999. This is a 640% increase over the same period of 1998 and a 117% increase over the quarter ended June 30, 1999. As a result of directing the U.S. sales force to focus only on T-wave alternans sales, U.S. sales of standard stress test units, i.e., those without T-wave alternans, declined from 13 units to 3 units for the three month period ended September 30, 1998 and 1999, respectively. Worldwide sales of standard stress units declined from 19 to 11 for the same periods of 1998 and 1999.

     The gross margin for the three month periods ended September 30, 1998 and 1999 were 17% and less than 1% of revenue respectively. Gross margin for the nine month periods ended September 30, 1998 and 1999 were 10% and 7% of revenue respectively. Special pricing considerations for selected current international distributors and initial demonstration unit pricing for two new international distributors are reflected in the results for the three month periods ended September 30, 1998 and 1999.

     Research and development expenses decreased from $899,259 in the three month period ended September 30, 1998 to $699,332 for the same period of 1999. In 1998 the Company incurred costs associated with the continuation of data collection for its Labeling and Follow - Up Studies supporting the submission of the 510(k) with the FDA for expansion of labeling claims for its T-wave alternans technology. These costs were not repeated in 1999 since FDA approval of the expanded label was received by the Company in April, 1999. The Research and Development expenses for the nine month period ended September 30, 1998 and 1999 were $2,863,002 and $2,086,515 respectively. The Company anticipates that its research and development expenses will increase during the final quarter of 1999 into the first half of 2000 due to costs associated with the development of the Company's low cost T-wave alternans product scheduled for market introduction in 2000.

     Selling, general and administrative expenses increased from $868,979 in the three month period ended September 30, 1998 to $1,214,224 in the same period in 1999. The incremental costs are associated with the Company's various marketing and media initiatives targeted at increasing awareness of the benefits of T-wave alternans and the Alternans test among both the medical community and the patient population at large. The Company will continue its efforts targeted at increasing T-wave alternans awareness and has introduced a program intended to address customer concerns regarding third party reimbursement for the performance of the Alternans test as described above. For the nine month period ended September 30, 1998 and 1999, selling, general and administrative expenses were $2,739,321 and $3,538,891 respectively.

     Interest income was $133,424 for the three month period ended September 30, 1998 compared to $80,048 for the same period in 1999. For the nine month period ended September 30, 1998 and 1999, interest income was $462,308 and $211,236 respectively. This decrease is a result of a lower cash balance due to operating losses incurred by the Company for the three and nine month periods ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company initially financed operations primarily from the sale of convertible preferred stock. Through June 30, 1996 the Company had raised $9,065,000 (net of stock issuance costs) from the sales of equity securities. On August 2, 1996, the Company raised approximately $19,650,000 (net of issuance costs) from the sale of 2,437,750 shares of common stock in the Company's initial public offering. In conjunction with the initial public offering, 4,455,708 shares of preferred stock were converted to common stock.

     In June 1999, the Company raised approximately $4,775,000 (net of issuance costs) from the sale of 952,380 shares of common stock to a group of investors led by the Tail Wind Fund Ltd. In addition, warrants for the purchase of 95,238 shares of common stock were also issued at an exercise price of $7.22 per share with a term of four years. These proceeds are intended to be used to fund the Company's operations.

     In October 1999, the Company raised approximately $4,457,000 (net of stock issuance costs) from the sale of 1,386,347 shares of common stock to a group of investors. In addition, warrants with a four year term for the purchase of 277,269 shares of Common Stock at $3.50 per share were issued to the investors and warrants with a four year term for the purchase of 97,044 shares of Common Stock at $4.20 per share were issued to the Agent, Sunrise Securities Inc. The proceeds of this transaction are intended to be used to fund the Company's operations.


     As of September 30, 1999, the Company had cash, cash equivalents and marketable securities of $5,801,634. During the nine month period ended September 30, 1999, the Company's cash, cash equivalents and marketable securities decreased by $688,719, or 11% consistent with its net loss for the period of $5,296,263, net of proceeds from the sale of common stock in June 1999 of $4,775,000. Fixed asset additions related to improvements in the Company's information systems infrastructure and increased sales demonstration and clinical research units amounted to $291,544 as of September 30, 1999.

     The Company anticipates that its existing capital resources after the funds raised in October 1999, will be adequate to satisfy its capital requirements for the next fifteen months. However, in the event unforeseen difficulties arise, the Company's available capital may be exhausted in less than twenty months. In any event, the Company will require additional funds to support its operating requirements or for other purposes and intends to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or, if available, such financing would be obtainable on terms acceptable to the Company. If adequate financing is not available, the Company may be required to curtail its operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on less favorable terms. The failure of the Company to raise capital on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects its capital expenditures to increase as it continues to commercialize its products and expand its clinical trial efforts. The Company does not expect capital expenditures to exceed an aggregate of $1,000,000 over the next two years.

     Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $45,000 per year in total through 2008. The Company is committed to pay an aggregate of $320,000 of such minimum license maintenance fees subsequent to September 30, 1999 as the technology is used. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.



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

     The Company believes that its CH 2000 System is year 2000 compliant. Software used in the CH2000 Alternans System has been upgraded to year 2000 compliant versions and the Company has successfully tested hardware, operating system and applications software simulating post year 2000 systems clock dates.

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



                         RISKS RELATED TO OUR OPERATIONS

WE MAY NEVER GENERATE SUBSTANTIAL REVENUES

     We are engaged primarily in the commercialization, manufacture, research and development of our products for the non-invasive diagnosis of cardiac disease. We have incurred substantial and increasing net losses through September 30, 1999. We can give no assurance that we will ever generate substantial revenues or achieve profitability on a quarterly or annual basis.
We believe that our research and development expenses will increase significantly in the future as we develop additional products and fund clinical trials of our product candidates. Our research and development expenses may also increase in the future as we supplement our internal research and development with additional third party technology licenses and potential acquisition of complimentary products and technologies. We also expect that our selling, general and administrative expenses will continue to increase in connection with the continued expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

 .  the timing of regulatory actions;

 .  progress of product development;

 .  the extent to which our products gain market acceptance;

 .  varying pricing promotions and volume discounts to customers;

 .  competition; and

 .  the availability of third-party reimbursement.

OUR TECHNOLOGY MAY NEVER ACHIEVE MARKET ACCEPTANCE

     We believe that our future success will depend, in large part, upon the successful commercialization and market acceptance of our T-wave alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our T-wave alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

THE RESULTS OF FUTURE CLINICAL STUDIES MAY NOT SUPPORT THE USEFULNESS OF OUR TECHNOLOGY

     We have sponsored and are continuing to sponsor clinical studies relating to our T-wave alternans technology and Hi-Resolution sensors to establish the prognostic value of such technology. Although studies on high risk patients to date have indicated that the measurement of T-wave alternans to predict the vulnerability to ventricular arrhythmia is comparable to electro physiology testing, there can be no assurances that the results of such studies, particularly studies involving patients who are not high risk, will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of T-wave alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, would have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT RECEIVE NECESSARY FOREIGN REGULATORY APPROVALS

     A significant portion of our revenue is dependent upon sales of our products outside the United States. Foreign regulatory bodies have established varying regulations, duties and tax requirements. Specifically, the European Union has promulgated rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. We can give no assurance that we will be able to obtain European Union approval for any future products. Our inability or failure, or the inability or failure of our international distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict or, in certain countries, result in the prohibition of the sale of our products, and thereby adversely affect our business, financial condition and results of operations.

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

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES

     Competition from competitors' medical devices that diagnose cardiac disease is intense and likely to increase. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, as well as with manufacturers of other invasive and non-invasive tests, including EP testing, electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. Many of our competitors and prospective competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by Cambridge Heart. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

WE DEPEND HEAVILY ON INDEPENDENT MANUFACTURERS' REPRESENTATIVES AND FOREIGN DISTRIBUTORS

     We currently market our products in the United States through a small direct sales force and independent manufacturers' representatives. There can be no assurance that we will be able to continue to recruit and retain skilled sales management, direct sales persons or independent manufacturers' representatives. We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis in the relevant geographic market. To the extent that we rely on sales in certain territories through distributors, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, there can be no assurance that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us.

          RISKS RELATED TO THE MARKET FOR CARDIAC DIAGNOSTIC EQUIPMENT

OUR BUSINESS COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS


     The testing, manufacture, marketing and sale of medical devices entails the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we conduct business, including clinical trials and product marketing and sales, there can be no assurance that such coverage is adequate or will continue to be available. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of the CH 200 System or cause a significant financial burden on Cambridge Heart, or both, and could have a material adverse effect on our business, financial condition and ability to market the CH 2000 Alternans System as currently contemplated.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY

     Our success will depend, in large part, on our ability to develop patentable products, enforce our patents and obtain patent protection for our products both in the United States and in other countries. However, the patent positions of medical device companies, including Cambridge Heart, are generally uncertain and involve complex legal and factual questions. We can give no assurance that patents will issue from any patent applications we own or license or that, if patents do issue, the claims allowed will be sufficiently broad to protect our proprietary technology. In addition, we can give no assurance that any issued patents we own or license will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with competitive advantages. We also rely on unpatented trade secrets to protect our proprietary technology, and we can give no assurance that others will not independently develop or otherwise acquire substantially equivalent techniques, or otherwise gain access to our proprietary technology, or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technology.

OTHERS COULD CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS

     Our commercial success will depend in part on our neither infringing patents issued to others nor breaching the licenses upon which our products might be based. Our licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on our part. If we fail to comply with these requirements, licenses could convert from being exclusive to nonexclusive in nature or could terminate.

WE COULD BECOME INVOLVED IN LITIGATION OVER INTELLECTUAL PROPERTY RIGHTS

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others' proprietary rights. In particular, our competitors and other third parties hold issued patents and are assumed to hold pending patent applications which may result in claims of infringement against us or other patent litigation. We also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost, to determine the priority of inventions. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with our products.

WE MAY NOT BE ABLE TO PROTECT OUR TRADE SECRETS

     We rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants. We can give no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on Cambridge Heart.



WE MAY NOT BE ABLE TO OBTAIN THIRD-PARTY REIMBURSEMENT

     Our revenues currently depend and will continue to depend, to a significant extent, on sales of the CH 2000 Alternans System. Our ability to successfully commercialize the CH 2000 Alternans System depends in part on the availability of, and our ability to obtain, adequate levels of third-party reimbursement for use of the CH 2000 Alternans System. Reimbursement is not currently available for the use of the CH 2000 Alternans System for measuring T-wave alternans.

     The amount of reimbursement in the United States that will be available for clinical use of the CH 2000 Alternans System, if any, is uncertain and may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability to commercialize the CH 2000 Alternans System successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of the use of the CH 2000 Alternans System are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations.

     We can give no assurance that reimbursement in the United States or foreign countries will be available for the CH 2000 Alternans System, or if available, will not be decreased in the future or that reimbursement amounts will not reduce the demand for, or the price of, the CH 2000 Alternans System. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical tests using the CH 2000 Alternans System would have a material adverse effect on Cambridge Heart.


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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

In January 1997, the securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, marketable securities, trade receivables and trade payables approximates fair value at September 30,1999 due to the short maturities of these instruments.



                           PART II - OTHER INFORMATION



Item 1.  Nothing to report

Item 2.  Nothing to report

Item 3.  Nothing to report

Item 4.  Nothing to report

Item 5.  OTHER INFORMATION

1.   The Company hired James Sheppard as Vice President, Operations in August
     1999.

2. The Board of Directors have approved the calling of a special meeting of all of the Company's Stockholders of record on November 16, 1999 to authorize an amendment to the Company's 1996 Equity Incentive Plan to increase the total number of shares available for grant to employees as stock options from 1,000,000 to 1,300,000 and to approve continuation of the 1996 Equity Incentive Plan. The meeting will be held on December 21, 1999 at 10:00 a.m. at the offices of Hale & Dorr LLP, 60 State Street, Boston, MA.

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



                                         CAMBRIDGE HEART, INC.


Date: November 15, 1999                  By: /s/ Jeffrey M. Arnold
                                         ---------------------------------------
                                            Jeffrey M. Arnold
                                            Chairman, President, Chief
                                            Executive Officer

                                  EXHIBIT INDEX



Exhibit Number                Description
--------------                -----------


     11                       Statement re Computation of Net Loss per Share

     27                       Financial Data Schedule