Form 10-Q/A
period 1999-09-30
CAMBRIDGE HEART INC
filed 1999-11-30
CIK 913443

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



                                         CAMBRIDGE HEART, INC.


Date: November 30, 1999                  By: /s/ Robert B. Palardy
                                            ------------------------------------
                                            Robert B. Palardy
                                            Vice President, Finance and
                                            Administration and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

Exhibit Number     Description
--------------     -----------

10.1 Sales Agency Agreement between Registrant and Sunrise Securities Corp. dated August 16, 1999

10.2 Form of Subscription Agreement entered into between Registrant and each of the persons listed below, for the number of shares of Registrant's common stock listed opposite each name:

                            Cambridge Options                      150,000
                            Jerry Heymann                           14,286
                            Little Wing L.P.                       225,700
                            Little Wing L.P. Too                    82,860
                            Nathan A. Low                          140,000
                            Amy Newmark                             20,000
                            Rebel Investments & Co.                150,000
                            Matthew Rebold                          25,000
                            Judy W. Stone, M.D.                      8,500
                            Robert L. Swisher, Jr.                 100,000
                            Tradewinds Fund Ltd.                   120,000
                            Yale University                        285,714
                            Richard B. Stone                        30,000
                            Paul Scharfer                          100,000
                            Cheryl Halpern                          14,286
                            David S. Hannes                         14,286
                            Norwest Bank North Dakota, N.A.         21,429
                            RLH Options, Inc.                       14,286

11*                Statement regarding Computation of Net Loss per Share

27*                Financial Data Schedule

__________________
* Previously Filed