Form 10-K
period 1999-12-31
CAMBRIDGE HEART INC
filed 2000-03-30
CIK 913443

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

                       For Annual and Transition Reports
                    Pursuant to Sections 13 or 15(d) of the
                        Securities Exchange Act of 1934
(Mark One)
[X]            Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                      or

[_]        Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the Fiscal period from     to

                          Commission File No. 0-20991

                                ---------------

                             CAMBRIDGE HEART, INC.
            (Exact Name of Registrant as Specified in its Charter)

                                ---------------

                     DELAWARE                                          13-3679946
         (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                          Identification No.)
          1 Oak Park Drive, Bedford, MA                                  01730
     (Address of Principal Executive Offices)                          (Zip Code)

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

                                ---------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

  The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $65,394,970 based on the last reported sale price of the Common Stock on the Nasdaq National Market on March 21, 2000.

  Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 14,529,741 shares of $0.001 par value Common Stock as of March 21, 2000

                     Documents incorporated by reference:

Document Description                                                 10-K Part
--------------------                                                 ---------
Portions of the Registrant's Proxy Statement for the Annual Meeting
 of Shareholders to be held May 31, 2000                             Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  Cambridge Heart, Inc. ("Cambridge Heart" or the "Company") is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease, the leading cause of death in the United States and many other developed countries. Using innovative technologies, including proprietary disposable sensors, the Company is addressing such key problems in cardiac diagnosis as (i) the identification of those at risk of sudden cardiac arrest, accounting for approximately 50% of all deaths due to heart attack,
(ii) the early detection of coronary artery disease and (iii) the prompt and accurate diagnosis of heart attack. The Company's lead product, the CH 2000 Alternans System incorporates the Company's proprietary technology to non-invasively measure low levels of T-wave alternans, a beat-to-beat alternation in a portion of a patient's electrocardiogram. Clinical research published to date has demonstrated that by measuring T-wave alternans the CH 2000 Alternans System can assess vulnerability to the ventricular arrhythmias responsible for sudden cardiac death to a degree comparable to electrophysiology testing, the most accurate invasive test. The CH 2000 Alternans System is also able to perform conventional cardiac stress tests. Sudden cardiac arrest accounts for approximately one-half of all cardiac related deaths, or about 300,000, in the United States each year, and is the leading cause of death in people between the ages of 45 and 65.

  The Company's CH 2000 Alternans System and Hi-Resolution sensors have received 510(k) clearance from the U.S. Food and Drug Administration for sale in the United States, have received the CE mark for sale in Europe and have been approved for sale by the Ministry of Health in Japan. The 510(k) clearance for the CH 2000 Alternans System includes the claim that the CH 2000 Alternans System can measure T-wave alternans and the presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of ventricular tachyarrhythmia or sudden death.

Company Overview

  Research using the Company's T-wave alternans technology and High-Resolution sensors to predict increased risk of ventricular tachyarrhythmias, indicates that the Company's CH 2000 Alternans System has the following advantages:

 . Accuracy--Clinical studies to date indicate that the presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event (ventricular tachyarrhythmia or sudden death). The predictive capabilities of the Company's technology exceed those of other non-invasive tests and is comparable to the results of an invasive electrophysiology study.

 . Non-invasive--Unlike electrophysiology studies which require the insertion of electrical catheters into the patient's heart and the administration of local anesthesia, the CH 2000 Alternans System requires only the placement of High-Resolution sensors on the patient's chest.

 . Broad Applicability--Approximately six million standard stress tests and three million imaging stress tests are performed in the United States each year. The CH 2000 Alternans System is able to perform both of these tests and to simultaneously assess the risk of sudden cardiac death due to ventricular arrhythmias and with only a modest increase in the total cost of the procedure.

 . Non-Hospital Setting--Unlike electrophysiology studies and other tests which require a hospital setting, the CH 2000 Alternans System can be used in a physician's office.

 . Procedure Cost Advantages--An alternans test with the CH 2000 Alternans System cost approximately $400 per procedure, compared with approximately $3,000 to $4,000 for an electrophysiology study.

 . System Affordability--A fully equipped CH 2000 alternans System is priced in the United States starting at approximately $29,000, The Company has established several financing programs available to customers aimed at minimizing the amount of initial upfront capital investment required to acquire a CH 2000 Alternans System in return for a commitment to purchase Hi-Resolution sensors at a fixed price.

  The Company is also conducting research into the detection of ischemic heart disease using its cardiac electrical imaging technology. Cardiac electrical imaging provides an image of the electrical activity of the heart that is highly sensitive to changes resulting from ischemia, the lack of oxygen caused by coronary artery disease or acute myocardial infarction. The Company is conducting research to determine the extent to which this technology provides for enhanced detection and localization of coronary artery disease during a standard exercise stress test.

  The Company was incorporated in Delaware in 1990. The Company's executive offices are located at 1 Oak Park Drive, Bedford, Massachusetts 01730.

Principal Products and Applications

 The CH 2000 Alternans System

  The CH 2000 Alternans System is designed to perform a broad range of standard cardiac stress tests, as well as to measure T-wave alternans. The Company's proprietary T-wave alternans technology permits evaluation, computation and recording of T-wave alternans during exercise, atrial pacing or pharmacological stress. Because of the need to record very small variations in electric signals for precise T-wave alternans measurement, the CH 2000 Alternans System incorporates the Company's proprietary Hi-Resolution sensors and proprietary signal processing algorithms to minimize noise levels resulting from patient movement.

  The Company's CH 2000 Alternans System is a fully-featured diagnostic system which includes a cart-mounted computer with proprietary software, integral electrocardiogram system display, keyboard and output devices which can be configured for both hospital and office settings. This system is designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac stress tests and is compatible with both standard electrodes and with the Company's Hi-Resolution sensors for T-wave alternans measurement. The CH 2000 Alternans System is capable of controlling both treadmill and bicycle ergometers and is well suited for standard, nuclear or echocardiogram stress tests. During the Fiscal years ended December 31, 1997, 1998, and 1999 revenues from the sale of the CH 2000 Alternans System have accounted for 94%, 96% and 86% of total Company revenues, respectively.

  The CH 2000 Alternans System provides a broad range of special features, including:

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

 T-wave Alternans and Ventricular Arrhythmias: Clinical Studies

  The association between ventricular arrhythmia and the presence of extremely low levels of T-wave alternans not detectable by visual inspection of the ECG was unknown until the early 1980s. Research conducted in Dr. Richard Cohen's laboratory at The Massachusetts Institute of Technology indicated that the presence of microvolt (one-millionth of a volt) levels of T-wave alternans was predictive of vulnerability to ventricular arrhythmias responsible for sudden cardiac arrest. Dr. Cohen, a founder, director of, and consultant to, the Company, and his associates developed the technology to quantify this electrical conduction pattern which has been exclusively licensed to the Company and which forms the basis of the Company's proprietary technology.

  In a study of 83 patients conducted at Massachusetts General Hospital in collaboration with Dr. Cohen's laboratory at The Massachusetts Institute of Technology, published in the New England Journal of Medicine in December 1994, the detection of T-wave alternans at certain levels in patients referred for electrophysiology studies was shown to be as accurate as invasive electrophysiology testing in predicting sudden cardiac arrest and life-threatening ventricular arrhythmias. In the high risk population studied for up to 20 months following the procedure, an actuarial analysis involving 66 patients indicated that 81% of those testing positive for T-wave alternans died or suffered a life-threatening arrhythmia within 20 months of the test; only 6% of the patients testing negative for T-wave alternans did so. These results were comparable to those obtained with invasive electrophysiology testing and were more predictive than those that have been reported using other non-invasive methods.

  Another study was conducted by Professor Stefan Hohnloser of J.W. Goethe University, Frankfurt, Germany, the results of which, were published in December 1998 in the Journal of Cardiovascular Electrophysiology In this study, 95 patients receiving an implantable cardioverter-defibrillator underwent electrophysiology testing and most of the other accepted non-invasive risk stratification tests, including T-wave alternans testing utilizing the CH 2000 Alternans System. Professor Hohnloser reported that the detection of the presence of T-wave alternans was found to be the more accurate than all other invasive and non-invasive tests in predicting recurrences of ventricular tachycardia and ventricular fibrillation, the abnormal heart rhythms associated with sudden cardiac arrest.

  During 1998, the Company completed a multi center study that was included in the 510(k) application submitted to the U.S. Food and Drug Administration in August 1998 to obtain expansion of the Company's labeling claim. The primary endpoint was a ventricular tachyarrhythmic event which was defined as sudden cardiac death, appropriate firing of an implantable cardioverter-defibrilator or resuscitated sustained ventricular tachycardia or fibrillation. In 337 consecutive patients referred for electrophysiology study to evaluate known, suspected or risk of arrhythmias, T-wave alternans was a highly significant predictor of a ventricular tachyarrhythmic event and was somewhat more predictive than electrophysiology, with a relative risk of 10.92 for T-wave alternans versus 7.07 for electrophysiology. The secondary endpoint was a ventricualr tachyarrhythmic event plus all death due to any cause. T-wave alternans was a highly significant predictor of this endpoint and was also more predictive of than electrophysiology, with a relative risk of 13.93 versus 4.69 for electrophysiology. Relative risk is the chance of having a cardiac event if the test is positive divided by the chance of having a cardiac event if the test is negative. The greater the number, the more predictive the test.

  T-wave alternans was also evaluated as a predictor of electrophsyiology study in a protocol that enrolled a subset of 242 patients. There were no material differences in patient characteristics between this subset and the total 337 patients. In 140 patients who completed all study procedures in accordance with the protocol and had determinate results for both T-wave alternans and electrophysiology, T-wave alternans predicted the results of electropysiology with a sensitivity of 76%, a specificity of 65% and a relative risk of 3.93.

Marketing and Sales

  Prior to 1999, the Company had been engaged in selling and marketing its CH 2000 Alternans System as a standard stress test system in the U.S. and, as a result, the Company was primarily dependent on the sale of standard stress test systems for the majority of its U.S. revenue. The standard stress market is currently a capital equipment market with limited annual unit growth, small gross profits and selling prices that are subject to significant competitive pressure. During 1999, the Company received clearance from FDA of its 510(k) application for expansion of its labeling claims. This provided the Company with the opportunity to focus its U.S. marketing and sales efforts on potential customers interested in the clinical use of its Alternans test and proprietary disposable sensors. The Company anticipates that the percentage of revenue generated by the sale of Alternans products will continue to increase while the percentage of revenue generated from the sale of standard stress test equipment will decline.

  During 2000, the Company intends to expand its product offerings with two new products. The first is an OEM product that will allow major manufacturers of stress test systems to incorporate the Company's alternans technology into their new systems . The second is an add-on product that will allow existing installed stress test systems to be used to measure T-wave alternans. Both products are intended to increase the installed base of systems capable of using the Company's disposable sensors.

  The Company believes that the keys to the adoption of its proprietary T-wave alternans technology as the standard of care for the diagnosis of heart disease are reimbursement by third party insurers to healthcare providers for performance of the test, publication of clinical study results in medical journals and continued positive clinical experience with the CH 2000 Alternans System. The Company believes that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on early detection and prevention of heart disease, and as a result, will increase demand for cost-effective diagnostic tests. The commercial success of the Company's proprietary technologies will require marketing, educational and sales efforts to encourage cardiologists and other medical professionals to utilize the test for the measurement of T-wave alternans in their medical practices. The Company has trained and expects to continue to train well-respected clinicians and their professional staff in the use of T-wave alternans testing as a means of identifying patients at risk of sudden cardiac arrest. The Company has funded studies to further demonstrate the efficiency of its technologies and intends to continue to encourage the presentation of the results of these studies at major national and international medical symposia and the publication of clinical and scientific reports of such results in major peer-reviewed publications. The Company also supports educational seminars regarding the benefits of T-wave alternans testing and will continue to participate in industry trade shows and academic conferences.

  In May 1999, the Company entered into cooperative marketing agreements with both Guidant Corporation and Medtronic, Inc. The agreements provide for the inclusion of T-wave alternans experts to speak at national and regional seminars and symposia in the U.S. sponsored by Guidant and Medtronic aimed at providing additional education to cardiologists about the benefits of alternans testing.

  The Company markets its products and services to customers in the United States through a combination of in-house marketing, sales and clinical education support staff and independent manufacturers representatives.
The Company is currently represented by 14 independent manufacturers representatives organizations with 39 representatives. The Company maintains a small but experienced in-house Service Department to answer customer questions and provide guidance, advice and troubleshooting regarding use of the CH 2000 Alternans System. The Company also employs three clinical specialist who work with customers to assist with installation of the CH 2000 Alternans System and to train health care professionals in its use.

  The Company markets its products internationally through independent distributors. The Company has entered into distribution agreements with distributors for the sale of its products in Europe, the Middle East, Japan and Australia. During the years ended December 31, 1997, 1998 and 1999, sales to international distributors comprised 62%, 46% and 49%, respectively, of the Company's revenue. The Company's international independent distributors provide comprehensive marketing and sales services including identification of potential purchasers, consummating sales and providing ongoing educational and support services to customers. The exclusive distribution agreement between the Company and its distributor in Japan, Fukuda Denshi Co., Ltd. expires March 31, 2001 and the agreements with the Company's distributor in Germany and England, Reynolds Medical, Ltd. and distributor in Italy, Oxford Instruments, expire March 31, 2000 and the agreement with the Company's distributor in Australia, APS, expires June 30, 2000. The Company expects that it will be able to negotiate new agreements with these distributors as they expire.

Manufacturing

  The Company performs final assembly of hardware and software components, and testing of its products, at its corporate headquarters in Bedford, Massachusetts. The Company believes its facility will be adequate to meet its needs through the end of 2000. The Company is required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including Good Manufacturing Practices and Quality System Regulation requirements. The Company's manufacturing facilities are subject to periodic inspection by both U.S. and international regulatory agencies.

  The Company underwent a Quality System Regulation audit, conducted by the U.S. Food and Drug Administration, in January 1999. A response to the FDA's observations was submitted and accepted by the Agency in February 1999. No regulatory action was required.

  The manufacturing process consists primarily of final assembly of purchased components, testing operations and packaging. Components are purchased according to the Company's specifications and are subject to inspection and testing. The Company relies on outside vendors to manufacture certain major components used in the CH 2000 System, including its Hi-Resolution sensors. A number of components are currently supplied by sole source vendors, although the Company believes that it could locate additional sources of these components in a timely fashion, if necessary.

Research and Development

  A substantial portion of the Company's research and development investment is focused on its efforts in the areas of clinical research and the development of enhancements to its T-wave alternans technology. The Company's clinical research is focused on gathering substantial clinical data demonstrating the efficacy of the T-wave alternans technology and its results as a predictor of patient risk of ventricular tachyarrhythmia or sudden death.

  The Company is currently developing a new product that may be combined with any standard stress test system and will allow such system to measure T-wave alternans when utilizing the Company's Hi-Resolution sensors. The Company believes that this product will provide it with increased access to the entire installed base of standard stress test systems and increase the utilization of the Company's disposable, higher margin sensors. The new product is expected to have a lower cost of manufacture than the Company's CH 2000 Alternans System and is expected to carry a selling price below the current price of a standard stress test system. The Company expects the product to be available during the year 2000.

  On March 31, 2000, the Company submitted a 510(K) to the Food and Drug Administration seeking clearance to market its new Alternans Add-on Module. This device utilizes the Company's previously cleared proprietary T-wave Alternans technology and Hi-Resolution disposable sensors to allow cardiologists to conduct an Alternans tests using already installed standard stress test systems.

  When cleared, this product will open up the market to potential customers who are interested in performing alternans tests but who are not in the market for a new stress test system. There are approximately 23,000 stress test systems installed in the U.S. but only fewer than 2,300 new systems sold new each year. The Company anticipates that the availability of this product will have a positive impact on its efforts to accelerate the rate of clinical use of its alternans technology.

  The Company is also conducting research into systems to detect ischemic heart disease based upon its cardiac electrical imaging technology, which provides an image of the electrical activity of the heart. Animal studies and initial human studies indicate that Cardiac Electrical Imaging ("CEI") is highly sensitive to changes resulting from ischemia, the lack of oxygen caused by coronary artery disease or acute myocardial infarction. The Company is conducting research to determine the extent to which this technology provides for enhanced detection and localization of coronary artery disease during a standard exercise stress test. The Company is evaluating the incorporation of its CEI technology into the CH 2000 Alternans System, and is continuing to conduct clinical studies of this technology.

  The Company's research and development expenses were $3,587,000 in 1997, $3,595,000 in 1998, and $2,850,400 in 1999. The Company expects research and development expenses in 2000 to be comparable to 1999, they are expected to increase in the future as it develops additional products and funds clinical trials on its products. As of December 31, 1999 the Company had 10 employees engaged in research and development activities.

Patents, Trade Secrets and Proprietary Rights

  The computer algorithms that allow the CH 2000 Alternans System to measure T-wave alternans and certain aspects of the Company's cardiac electrical imaging technology, including the cardiac electrical imaging sensors, are covered by U.S. patents issued to The Massachusetts Institute of Technology that are licensed exclusively to the Company. The Company holds a U.S. patent covering the use of exercise or any other non-invasive means in the measurement of T-wave alternans. During 1998, the Company was issued a U.S. patent covering additional proprietary signal processing algorithms and its Hi-Resolution sensors for use in the measurement of T-wave alternans. Corresponding foreign patents are pending in both cases. The failure to obtain such patents could have a material adverse effect on the Company's business, financial condition and results of operations. The Company owns or is the exclusive licensee of fourteen issued or allowed and six patents pending in the United States, with 17 corresponding foreign patents issued or pending with respect to its technology.

  The Company and MIT have entered into three license agreements (the "MIT License Agreements"), pursuant to which the Company is the exclusive licensee of certain technologies upon which the Company's current and future products are based, including certain patents associated therewith. Two of the MIT License Agreements that cover the T-wave alternans measurement technology incorporated in the Company's CH 2000 Alternans System and that relate to cardiac electrical imaging are of material importance to the Company. These licenses are exclusive until 2007; thereafter, each license will convert to a nonexclusive license, and will last for the life of the applicable patents, unless extension of exclusivity is agreed to by MIT. These license agreements impose various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on the Company. Failure of the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license. The loss of the Company's exclusive rights to the T-wave alternans and cardiac electrical imaging technologies, licensed under two of the MIT License Agreements or the termination of either or both of such agreements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The commercial success of the Company will also depend in part on its neither infringing patents issued to others nor breaching the licenses upon which the Company's products are based. The Company has licensed significant technology and patents from third parties, including patents and technology relating to T-wave alternans and cardiac electrical imaging licensed from MIT. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on the Company. Failure of the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license.

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

Competition

  The cardiac diagnostic medical device market is characterized by intensive development efforts and rapidly advancing technology. The future success of the Company will depend, in large part, upon its ability to anticipate and keep pace with advancing technology and competitive innovations. However, there can be no assurance that the Company will be successful in identifying, developing and marketing new products or enhancing its existing products. In addition, there can be no assurance that new products or alternative diagnostic techniques will not be developed that will render the Company's current or planned products obsolete or inferior. Rapid technological development by competitors may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to such products. Alternative technologies exist today in each of the areas being addressed by the Company, including electrocardiograms, Holter monitors, ultrasound tests and systems for measuring cardiac late potentials. However, the Company's CH 2000 Alternans System and Hi-Resolution sensors is currently the only FDA cleared system for the non-invasive measurement of T-wave alternans.

  Competition from medical devices which help to diagnose cardiac disease is intense and likely to increase. The Company's competitors include manufacturers of ECG stress test equipment, including major multinational companies. Many of the Company's competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by the Company. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals that may act as a barrier to market entry. Other large health care companies may enter the non-invasive cardiac diagnostic product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed by the Company, and such companies also may be more successful than the Company in producing and marketing such products. There can be no assurance that the Company will be able to compete successfully with existing or new competitors.

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

  The CH 2000 Alternans System and the Hi-Resolution sensors have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance for the CH 2000 System includes the claim that the CH 2000 System can measure T-wave alternans, and the presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of ventricular tachyarrhythmmia or sudden death.

  Internationally, the CH 2000 Alternans System has received the CE mark for sale in Europe and is approved for sale by the Ministry of Health in Japan.

Employees

  As of December 31, 1999, the Company had 34 full-time employees, of whom one holds a Ph.D. degree and six others hold other advanced degrees. None of the Company's employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

Reimbursement

  The Company believes that the availability and level of third party reimbursement will influence the decision of physicians, clinics, and hospitals to purchase and use the Company's products and thereby affect pricing of the Company's products. The Company has initiated efforts to address the issue of reimbursement from third party payers for the performance of an alternans test by healthcare providers. Obtaining reimbursement for a new medical procedure is a multi-year process that will be pursued at both the local and national levels. The Company will pursue both fronts:

  . Seek coverage and reimbursement from individual public and private third party payers for the alternans test through provider advocacy and top-down payer lobbying, and

  . Obtain a unique national procedure code and payment amount from the American Medical Association for the alternans test and a national coverage policy from the Health Care Financing Administration.

  At the local level, the Company has developed a strategy for seeking third-party payer coverage and reimbursement for alternans testing. The Company will target regional Medicare policymakers where concentrations of alternans users exist and seek coverage through the development of local advocates. Private payers also will be approached both at national and local levels with requests for review of the alternans technology for coverage. As of December, the company already has seen evidence of paid claims for alternans testing at multiple insurers.

  At the national level, the Company is pursuing a unique national procedure code and payment level with the American Medical Association with a submission of a coding application in October 2000. The Company will seek support from the American College of Cardiology and North American Society of Pacing and Electrophysiology's Coding and Nomenclature Committees this fall. The earliest possible date that the Company could receive a unique national code for the alternans test is January 2002. There can be no assurance that these efforts will be successful.

  The Company continues to support providers with claims submissions and appeals through the development of billing guidelines and a reimbursement guarantee program that provides for the possible payment of $90.00 for each alternans test performed, up to a maximum of 50 per calendar quarter, in which a claim for reimbursement is submitted to a third party payer within prescribed guidelines and is ultimately denied coverage after appeal. Providers who accept the $90.00 payment from the Company may not accept duplicate payment from the third party payer under any circumstances. Once the third party payer has initiated coverage for the alternans test, the $90.00 reimbursement assistance is no longer available. This program is effective through June 30, 2001 or until a national code has been established for the alternans test, whichever comes first. There can be no assurance that any of these efforts will gain reimbursement for the alternans test or increase the number of alternans test performed.

Item 2. Properties

  The Company's facilities consist of approximately 11,000 square feet of office, research and manufacturing space located at 1 Oak Park Drive, Bedford, Massachusetts. The Company has a lease for a total of 22,000 square feet which expires in November 2000. The Company believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

  The Company is not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company held a special meeting of stockholders on December 21, 1999. At that meeting, the Company's stockholders approved (i) an amendment to the Company's 1996 Equity Incentive Plan increasing the number of shares of the Company's common stock reserved for issuance from 1,000,000 to 1,300,000, and
(ii) the continuation of the Company's 1996 Equity Incentive Plan. Holders of 9,463,223 shares of the Company's common stock voted in favor of the proposal, holders of 584,740 shares voted against the proposal and holders of 51,767 shares abstained.

Executive Officers of the Registrant

  The following table sets forth (i) the names and ages of the current executive officers of the Company; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

              Name                Age                  Position
              ----                ---                  --------
Jeffrey M. Arnold................  50 President, Chief Executive Officer and
                                       Director
Robert B. Palardy................  51 Vice President, Finance and Administration
                                       and Chief Financial Officer
Eric Dufford.....................  41 Vice President, Sales and Marketing and
                                       Secretary
James Sheppard...................  40 Vice President, Operations

  Jeffrey M. Arnold. Mr. Arnold has served as President and Chief Executive Officer of the Company since September 1993. Mr. Arnold was appointed Chairman of the Board of Directors in August 1997. Mr. Arnold was formerly the President and Chief Executive Officer and a director of Molecular Simulations Inc., a supplier of software for rational drug design. Mr. Arnold has also served as a Vice President of Operations for Datascope Corporation and has held senior marketing and research and development positions for Becton Dickinson and Co. Mr. Arnold holds a B.S. in Electrical Engineering from MIT.

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

  James Sheppard. Mr. Sheppard became Vice President, Operations of the Company in August 1999. From 1996 to 1998, Mr. Sheppard was Vice President, Operations for Nitinol Medical Technology, Inc. From 1995 to 1996, Mr. Sheppard served as Director of Manufacturing for Summit Technology and from 1982 to 1994 he served in several senior management positions at C.R. Bard, Inc. Mr. Sheppard holds a BS in Industrial Engineering from Virginia Tech.

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

                                                        Fiscal 1998  Fiscal 1999
                                                        ------------ -----------
                          Period                         High   Low  High   Low
                          ------                        ------ ----- ----- -----
   First Quarter ...................................... $ 9.25 $6.38 $9.06 $7.75
   Second Quarter...................................... $11.88 $7.50 $8.50 $5.88
   Third Quarter....................................... $ 9.63 $5.00 $6.81 $3.44
   Fourth Quarter...................................... $ 8.38 $3.50 $3.69 $2.44

  The depositary for the Common Stock is American Stock Transfer and Trust Company, 40 Wall Street, New York, New York 10005. On March 15, 2000, the closing price of the Company's Common Stock on the Nasdaq National Market was $5.00. On March 15, 2000, the Company had approximately 100 holders of Common Stock of record. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

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

Item 6. Selected Financial Data

  The following data, insofar as it relates to the years 1995, 1996, 1997, 1998 and 1999, have been derived from the Company's audited financial statements, including the balance sheet as of December 31, 1998 and 1999 and the related statements of operations and of cash flows for the three years ended December 31, 1999 and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

                                       Year Ended December 31,
                         --------------------------------------------------------
                           1995       1996        1997        1998        1999
                         ---------  ---------  ----------  ----------  ----------
                                (in thousands, except per share data)
Statement of Operations
 Data:
Revenue................. $      68  $     867  $    1,448  $    2,097  $    2,136
Cost of goods sold......       141        884       1,386       1,848       2,007
                         ---------  ---------  ----------  ----------  ----------
Gross profit (loss).....       (73)       (17)         62         249         129
                         ---------  ---------  ----------  ----------  ----------
Costs and expenses:
  Research and
   development..........     1,709      2,433       3,587       3,595       2,850
  Selling, general and
   administrative.......       961      2,092       3,392       3,753       4,945
                         ---------  ---------  ----------  ----------  ----------
    Total costs and
     expenses...........     2,670      4,525       6,979       7,348       7,795
                         ---------  ---------  ----------  ----------  ----------
Loss from operations....    (2,743)    (4,542)     (6,917)     (7,099)     (7,666)
Interest income, net....       246        507         869         562         331
                         ---------  ---------  ----------  ----------  ----------
    Net loss............ $  (2,497) $  (4,035) $   (6,048) $   (6,537) $   (7,335)
                         =========  =========  ==========  ==========  ==========
Net loss per share--
 basic and diluted...... $   (0.80) $   (0.66) $    (0.58) $    (0.61) $    (0.61)
                         =========  =========  ==========  ==========  ==========
Weighted average shares
 outstanding--basic and
 diluted(1)............. 3,126,569  6,073,865  10,451,560  10,746,844  11,933,261
                         =========  =========  ==========  ==========  ==========
                                             December 31,
                         --------------------------------------------------------
                           1995       1996        1997        1998        1999
                         ---------  ---------  ----------  ----------  ----------
Balance Sheet Data:
Cash, cash equivalents
 and marketable
 securities............. $   3,948  $  18,589  $   12,756  $    6,490  $    9,176
Working capital.........     3,849     19,146      13,456       6,761       8,950
Total assets............     4,277     20,229      14,748       8,715      11,454
Total liabilities.......       266        500         527         902       1,404
Accumulated deficit.....    (5,081)    (9,116)    (15,163)    (21,700)    (29,036)
Stockholders' equity....     4,011     19,730      14,221       7,813      10,049

--------
(1) All potential Common Stock (including options, warrants and convertible preferred stock) has been excluded from the calculation of diluted earnings per share as it is anti-dilutive for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, the Company is addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac arrest, the early detection of coronary artery disease, and the prompt and accurate diagnosis of heart attack. Clinical research conducted to date has demonstrated that the presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event (ventricular tachyarrhythmia or sudden death). Sudden cardiac death accounts for approximately one-half of all cardiac related deaths, or about 300,000, in the United States each year.

Results of Operations

  The Company's principal products are the CH 2000 Alternans System and Hi-Resolution sensors. Both products have received 510(k) clearance from the Food and Drug Administration ("FDA") for sale in the United States. Internationally, the CH 2000 System has received the CE mark for sale in Europe and has been approved for sale by the Ministry of Health in Japan.

  In April 1999, the Company was successful in obtaining clearance from the FDA of its 510(k) submission for expansion of its labeling allowing for claims stating that "The presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event (ventricular tachyarrhythmia or sudden death)".

  During September 1999 the Company was able to address a major impediment to the widespread clinical use of its Alternans test, when it introduced a new version of its Alternans technology allowing the physician to use a treadmill to exercise patients during an Alternans test. Prior to this innovation, exercise with a bicycle was the recommended method for testing patients for Alternans. Most physicians in the U.S. utilize a treadmill to exercise patients during a standard stress test.

  In December 1999, the first clinical T-wave alternans test was reimbursed by a third party payor, Blue Shield of California and Delta Health Systems. The total test reimbursement was $453.30. Earlier in the year, the Company had engaged Peer Review Network, a provider of services to insurers to assist in the adjudication of claims for new technologies, to perform an independent review of the Company's Alternans technology and report its findings to its insurance company clients as well as a list of national subscribers. The report, published in the October 1999 edition of "PRN Newsletter," recommended reimbursement of the Company's T-wave Alternans Test by third party payors. The availability of adequate reimbursement by insurers to physicians is critical to broad acceptance of the Alternans Test as a standard of care.

  During the second quarter of 1999, the Company initiated a planned strategic transition away from its previous sales focus on standard stress systems to one primarily focused on potential customers interested in the clinical use of its Alternans test and proprietary disposable sensors. The result of this change in focus was a 71% reduction in sales of standard stress systems in the U.S. during the second half of Fiscal 1999 when compared to the same period of Fiscal 1998. During the same period, sales of Alternans systems and disposable sensors in the U.S. increased 31%.

  During Fiscal 1999 the Company raised gross proceeds totaling $10.4 million ($9.5 million net of issuance costs) from the sale of 2,998,576 shares of Common Stock in two separate private placement transactions. In addition warrants for the purchase of 504,651 shares of Common Stock were issued. As a result of this activity, the Company ended Fiscal 1999 with $9.2 million of cash, equivalents and marketable securities on the balance sheet. A third closing on $2.1 million of Common Stock ($2.075 million net of issuance costs) was completed in January 2000. A total of 600,000 shares of Common Stock and warrants to purchase 120,000 shares of Common Stock were issued in this transaction. All proceeds will be used to fund the Company's operating costs.

 Fiscal 1999 Compared to Fiscal 1998

  Revenues were $2,136,000 during the twelve month period ended December 31, 1999 ("Fiscal 1999") and $2,096,900 during the twelve month period ended December 31, 1998 ("Fiscal 1998"), an increase of 2%. Revenue from the sale of capital equipment and other miscellaneous products was $2,017,000 and $2,032,100 for Fiscal 1999 and Fiscal 1998 respectively, a decline of 1%. Revenue from the sale of disposable sensors was $119,400 and $64,600 for Fiscal 1999 and Fiscal 1998 respectively, an increase of 85% due primarily to increase in unit sales in the United States.

  Revenue from the sale of the CH 2000 Alternans System and the Company's proprietary disposable sensors increased 12% during Fiscal 1999 while revenue from the sale of standard stress systems declined 28% during the same period. These results reflect the Company's planned transition away from its previous sales focus on standard stress systems to one primarily focused on potential customers interested in the clinical use of its Alternans test and proprietary disposable sensors.

  U.S. revenue from the sale of the CH 2000 Alternans System and disposable sensors increased 46% during Fiscal 1999 while revenue from the sale of standard stress test systems declined 47%.

  International revenue from the sale of the CH 2000 Alternans System and disposable sensors declined by 2% during Fiscal 1999. Sales of Alternans product to Japan declined 13%. The Company's Japanese distributor Fukuda Denshi, Ltd reduced their purchases during the year in an effort to reduce on hand inventories. Sales to all other international customers increased 116% during Fiscal 1999. Sales of standard stress test systems increased 211%, while revenue from the sale of the CH 2000 System with the Alternans Option and disposable sensors increased 109% during the same period. The Company believes that its decision to change distribution partners in Europe during Fiscal 1998 has resulted in an improved focus and commitment to sale of the Company's standard stress test and T-wave alternans products.

  Gross profits declined to 6% of total revenue in Fiscal 1999 from 12% for Fiscal 1998. The decrease is due to the effect of the strong increase in the sale of product to the Company's European distributors at industry standard distributor pricing, which is lower than commercial pricing, had a major effect on the gross profit percentage.

  Research and development costs were $2,850,400 in Fiscal 1999 compared to $3,594,900 in Fiscal 1998, a decrease of 21%. Fiscal 1998 included approximately $900,000 of costs associated with the Company's 337 patient multi center clinical study supporting the 510(k) filed with FDA in August 1998 and cleared in April 1999, for expansion of its labeling claims for T-wave alternans. These costs are partially offset by an increase in development costs associated with the Company's new add-on module scheduled for introduction in 2000.

  Selling and marketing costs were $3,211,500 in Fiscal 1999 compared to $2,178,100 in Fiscal 1998, an increase of 47%. The growth in Fiscal 1999 expenditures reflects spending on initiatives targeted at increased awareness of the Company's proprietary T-wave alternans technology and the clinical use of its Alternans test, as well as, programs supporting obtaining reimbursement from third-party payors for clinicians performing Alternans tests

  Administrative costs were $1,734,000 in Fiscal 1999 compared to $1,575,200 in Fiscal 1998, an increase of 10% reflecting increased cost in support of the Company's expanded information systems infrastructure and employee education and training programs.

  Interest income was $331,100 in Fiscal 1999 compared to $562,500 in Fiscal 1998, a decrease of 59%. The reduction primarily reflects the impact of lower interest rates during Fiscal 1999 on the Company's short-term cash investments partially offset by increased cash and marketable securities balances from the private placement of Common stock in June 1999 and October 1999.

 Fiscal 1998 Compared to Fiscal 1997

  Revenues were $2,096,900 in Fiscal 1998 and $1,448,300 for the fiscal year ended December 31, 1997 ("Fiscal 1997"), an increase of 45%. Sales of the Company's CH 2000 System and accessories accounted for 97% of total revenues in Fiscal 1998 compared to 94% in Fiscal 1997. The remainder of the revenues were from the sale of the Company's proprietary, disposable sensors.

  Revenues from products sold outside the United States were $967,600 in Fiscal 1998, an increase of $66,700 or 7% over the previous fiscal year. Revenues from products sold to Japan were $744,100 in Fiscal 1998 compared to $674,600 in Fiscal 1997, an increase of 10%. Revenues from products sold to the remaining international customers were $223,500 in Fiscal 1998 compared to $242,600 in Fiscal 1997, a decrease of 8%. At the end of Fiscal 1997, the Company changed distribution partners in Europe due to the former distribution partners' failure to meet contract terms. A new distributor was appointed, effective April 1, 1998. The Company believes this transition accounted for the decline in revenues during Fiscal 1998. Sales to all international customers accounted for 46% of the Company's total revenues in Fiscal 1998 compared to 67% in Fiscal 1997. Sales to U.S. customers were $1,129,200 in Fiscal 1998 compared to $547,400 in Fiscal 1997, an increase of 106%. The increase in U.S. revenues results from improvement in the efficiency and effectiveness of the Company's sales organization, which was expanded during 1997. The Company employs 5 direct sales managers in the U.S. and had 35 independent manufacturers' sales representatives under contract at the end of Fiscal 1998.

  Cost of goods sold was $1,848,200, or 88% of total revenues, in Fiscal 1998 and $1,386,600, or 96% of total revenues, in Fiscal 1997. The improved ratio of costs to product sales during Fiscal 1998 is the result of the Company's product cost reduction programs targeted at reducing the cost of direct materials and the impact of increases in production volumes on the allocation of fixed overhead costs. The continued increase in percentage of revenues from U.S. customers, which have a higher margin, has favorably affected the overall cost of sales ratio. The Company anticipates that these factors together with increases in revenues of its Hi-Resolution disposable sensors will continue to favorably effect the overall gross margin.

  Research and development costs were $3,594,900 in Fiscal 1998 compared to $3,587,000 in Fiscal 1997. The Company incurred incremental costs totaling $266,700 during Fiscal 1998 to complete its clinical studies supporting the 510(k) filed with FDA for expansion of its labeling claims for its T-wave alternans technology. These costs were partially offset by a reduction in 1998 of $84,700 in the amount of compensation expense recorded relating to stock options granted to non-employees for services rendered and an increase during Fiscal 1998 over Fiscal 1997 of $200,100 in the amount of software development costs capitalized under Statement of Financial Accounting Standards No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

  Selling, general and administrative expenses were $3,753,300 in Fiscal 1998 compared to $3,391,700 in Fiscal 1997, an increase of 11%. The increase is primarily the result of the costs associated with compensation paid to U.S. sales representatives' associated with the increase in revenues during Fiscal 1998.The Company continues to increase its marketing efforts targeted at the rapid adoption of T-wave alternans testing by clinical cardiologists and other medical professionals. Additionally, during Fiscal 1997, the Company experienced several changes in management personnel. As a result, the Company recorded $230,500 of termination costs associated with these changes.

  Interest income for Fiscal 1998 was $562,500 compared to $869,300 for Fiscal 1997. The decrease is primarily the result of the net reduction in the Company's cash and marketable securities balances by $6,265,900 during Fiscal 1998.

 Inflation and Income Taxes

  Inflation did not have a significant effect on the Company's results of operations for any of the years in the period ended December 31, 1999.

  The Company has not recorded a provision for income taxes for the years 1995, 1996, 1997, 1998 and 1999 because it incurred net losses in each of such years. At December 31, 1999, the Company had net operating loss carryforwards of $30,500,000 as well as $910,000 and $540,000 of federal and state tax credit carryforwards, respectively, available to offset future taxable income and income tax liabilities, respectively. These carryforwards generally expire in the years 2007 through 2019 and may be subject to annual limitations as a result of changes in the Company's ownership. There can be no assurance that changes in ownership in future periods or continuing losses will not significantly limit the Company's use of net operating loss and tax credit carryforwards.

  The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management's operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured including approval of the Company's products by the FDA and market acceptance of these products by customers. The Company has provided a full valuation allowance ($30,500,000 at December 31, 1999) for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

Liquidity and Capital Resources

  During Fiscal 1999, the Company raised gross proceeds of $10,333,000 ($9,472,800 net of issuance costs) from the sale of common stock. In addition, the Company utilized $206,700 of a $500,000 line of credit secured by selected customer accounts receivable at the end of Fiscal 1999. These financing activities offset cash used to fund the increased level of operations, with corresponding increases in most balance sheet accounts. Cash, cash equivalents and marketable securities increased by $2,686,000 from December 31, 1998 to December 31, 1999, consistent with the Company's net loss for Fiscal 1999 net of total financing activities. Accounts receivable, net, increased slightly by $21,165 during the year, reflecting increased sales activity and the broadening of the Company's customer base. Inventory levels have increased slightly from $426,500 to $460,900 during the year. Fixed asset additions during the year primarily represent increased sales demonstration, clinical research units and additional information systems infrastructure.

  The proceeds of the equity offerings have been used primarily to fund operating losses of $29,035,800 reflecting expenditures to support research, new product development and clinical trials activities, to support a marketing and sales organization, and to support an administrative infrastructure and the investment of approximately $1,332,400 in property and equipment through December 31, 1999. As of December 31, 1999, the Company had cash, cash equivalents and marketable securities of $9,176,300.

  In January 2000, the Company raised and additional $2.075 million (net of issuance costs) from the sale of 600,000 shares of common stock. This amount is not included in the above amounts.

  The Company expects its capital expenditures to increase as it continues to commercialize its products, particularly in connection with the introduction of its "add-on" module during Fiscal 2000. The Company does not expect capital expenditures to exceed an aggregate of $2,000,000 over the next two years.

  Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $40,000 per year in total through 2008. The Company is committed to pay an aggregate of $360,000 of such minimum license maintenance fees subsequent to December 31, 1999. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

  The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through 2000.

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

                        Risks Related to Our Operations

 We may never generate substantial revenues

  We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through December 31, 1999. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We believe that our research and development expenses will increase in the future as we develop additional products and fund clinical trials of our product candidates. Our research and development expenses may also increase in the future as we supplement our internal research and development with additional third party technology licenses and potential acquisition of complementary products and technologies. We also expect that our selling, general and administrative expenses will increase significantly in connection with the continued expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

 .  the timing of regulatory actions;

 .  progress of product development;

 .  the extent to which our products gain market acceptance;

 .  varying pricing promotions and volume discounts to customers;

 .  competition; and

 .  the availability of third-party reimbursement.

 Our technology may never achieve market acceptance

  We believe that our future success will depend, in large part, upon the successful commercialization and market acceptance of our T-wave alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology and upon our ability to obtain third party reimbursement for users of our technology. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our T-wave alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

 The results of future clinical studies may not support the usefulness of our technology

  We have sponsored and are continuing to sponsor clinical studies relating to our T-wave alternans technology and Hi-Resolution sensors to establish the predictive value of such technology. Although studies on high risk patients to date have indicated that the measurement of T-wave alternans to predict the vulnerability to ventricular arrhythmia is comparable to electrophysiology testing, we do not know whether the results of such studies, particularly studies involving patients who are not high risk, will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of T-wave alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, would have a material adverse effect on our business, financial condition and results of operations.

 We may have difficulty responding to changing technology

  The medical device market is characterized by rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competitive innovations. However, we may not be successful in identifying, developing and marketing new products or enhancing our existing products. In addition, there can be no assurance that new products or alternative diagnostic techniques may be developed that will render our current or planned products obsolete or inferior. Rapid technological development by competitors may result in our products becoming obsolete before we recover a significant portion of the research, development and commercialization expenses incurred with respect to such products.

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

 We depend heavily on independent manufacturers' representatives and foreign distributors

  We currently market our products in the United States through a small direct sales force and independent manufacturers' representatives. We may not be able to continue to recruit and retain skilled sales management, direct sales persons or independent manufacturers' representatives. We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis in the relevant geographic market. To the extent that we rely on sales in certain territories through distributors, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, there can be no assurance that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us.

         Risks Related to the Market for Cardiac Diagnostic Equipment

 Our business could be subject to product liability claims

  The testing, manufacture, marketing and sale of medical devices entails the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we conduct business, including clinical trials and product marketing and sales, such coverage may not be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of the CH 2000 Alternans System or cause a significant financial burden on Cambridge Heart, or both, and could have a material adverse effect on our business, financial condition and ability to market the CH 2000 Alternans System as currently contemplated.

 Our business could be adversely affected if we are unable to protect our proprietary technology

  Our success will depend, in large part, on our ability to develop patentable products, enforce our patents and obtain patent protection for our products both in the United States and in other countries. However, the patent positions of medical device companies, including Cambridge Heart, are generally uncertain and involve complex legal and factual questions. We can give no assurance that patents will issue from any patent applications we own or license or that, if patents do issue, the claims allowed will be sufficiently broad to protect our proprietary technology. In addition, any issued patents we own or license may be challenged, invalidated or circumvented, and the rights granted under issued patents may not provide us with competitive advantages. We also rely on unpatented trade secrets to protect our proprietary technology, and we can give no assurance that others will not independently develop or otherwise acquire substantially equivalent techniques, or otherwise gain access to our proprietary technology, or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technology.

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

 We may not be able to protect our trade secrets

  We rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants. We can give no assurance that these agreements will not be breached, that we would have adequate remedies for any, breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on Cambridge Heart.

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

  The amount of reimbursement in the United States that will be available for clinical use of the CH 2000 Alternans System, if any, is uncertain and may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability to commercialize the CH 2000 Alternans System successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of the use of the CH 2000 Alternans System and associated sensors are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations.

  We do not know whether reimbursement in the United States or foreign countries will be available for the CH 2000 Alternans System, or if available, will not be decreased in the future or that reimbursement amounts will not reduce the demand for, or the price of, the CH 2000 Alternans System. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical tests using the CH 2000 Alternans System would have a material adverse effect on Cambridge Heart.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

  In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments.

  See Notes 1 and 2 to the Financials Statements for a description of the Company's use of other financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 1999 due to the short maturities of these instruments.

Item 8. Financial Statements and Supplementary Data

                             CAMBRIDGE HEART, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  22
Balance Sheet at December 31, 1998 and 1999..............................  23
Statement of Operations for the three years ended December 31, 1999......  24
Statement of Changes in Stockholders' Equity for the three years ended
 December 31, 1999.......................................................  25
Statement of Cash Flows for the three years ended December 31, 1999......  26
Notes to Financial Statements............................................  27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Heart, Inc.

  In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cambridge Heart, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 14, 2000

                             CAMBRIDGE HEART, INC.

                                 BALANCE SHEET

                                                          December 31,
                                                    --------------------------
                                                        1998          1999
                                                    ------------  ------------
                      Assets
Current assets:
Cash and cash equivalents.......................... $  2,426,032  $  2,657,392
  Marketable securities............................    4,064,321     6,518,924
  Accounts receivable, net of allowance for
   doubtful accounts of $32,000
   and $7,725 at December 31, 1998 and 1999
   respectively....................................      555,991       577,156
  Inventory........................................      426,489       460,913
  Prepaid expenses and other current assets........      190,667       140,197
                                                    ------------  ------------
    Total current assets...........................    7,663,500    10,354,582
Fixed assets, net..................................      647,629       645,931
Other assets.......................................      403,000       453,097
                                                    ------------  ------------
                                                    $  8,714,733  $ 11,453,610
                                                    ============  ============
       Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable................................. $    415,842  $    679,660
  Accrued expenses.................................      485,949       517,936
  Short term debt..................................                    206,727
                                                    ------------  ------------
    Total current liabilities......................      901,791     1,404,323
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred Stock, $0.001 par value; 3,000,000
   shares authorized; 0 shares issued and
   outstanding at December 31, 1998 and 1999.......          --            --
  Common Stock, $0.001 par value; 25,000,000 shares
   authorized; 10,906,174 and 13,921,357 shares
   issued and outstanding at
   December 31, 1998 and 1999, respectively........       10,906        13,921
  Additional paid-in capital.......................   29,603,435    39,120,605
  Accumulated deficit..............................  (21,700,389)  (29,035,803)
                                                    ------------  ------------
                                                       7,913,952    10,098,723
Less: deferred compensation........................     (101,010)      (49,436)
                                                    ------------  ------------
                                                       7,812,942    10,049,287
                                                    ------------  ------------
                                                    $  8,714,733  $ 11,453,610
                                                    ============  ============


   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS

                                               Year Ended December 31,
                                         -------------------------------------
                                            1997         1998         1999
                                         -----------  -----------  -----------
Revenue................................  $ 1,448,319  $ 2,096,853  $ 2,135,981
Cost of goods sold.....................    1,386,627    1,848,155    2,006,567
                                         -----------  -----------  -----------
Gross Profit ..........................       61,692      248,698      129,424
Costs and expenses:
  Research and development.............    3,586,965    3,594,941    2,850,423
  Selling general and administrative...    3,391,664    3,753,296    4,945,499
                                         -----------  -----------  -----------
    Loss from operations...............   (6,916,937)  (7,099,539)  (7,666,498)
Interest income........................      869,318      562,454      331,084
                                         -----------  -----------  -----------
Net loss...............................  $(6,047,619) $(6,537,085) $(7,335,414)
                                         ===========  ===========  ===========
Net loss per share--basic and diluted..  $    (.0.58) $     (0.61) $     (0.61)
                                         ===========  ===========  ===========
Weighted average shares outstanding--
 basic and diluted.....................   10,451,560   10,746,844   11,933,261
                                         ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                CAMBRIDGE HEART

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             Common Stock
                          ------------------
                                             Additional                                  Total
                          Number of    Par     paid-in    Accumulated     Deferred   stockholders'
                            Shares    value    capital      deficit     compensation    equity
                          ---------- ------- -----------  ------------  ------------ -------------
Balance at December 31,
 1996...................  10,214,783 $10,215 $29,216,646  $(9,115,685)   $(381,438)   $19,729,738
Issuance of common stock
 through exercise of
 stock options, warrants
 and employee stock
 purchase plan..........     391,258     391     280,914                                  281,305
Compensation related to
 cashless exercise of
 certain common stock
 options................                          91,875                                   91,875
Compensation related to
 non-employee stock
 options granted........                         100,000                                  100,000
Amortization of deferred
 compensation...........                                                     66,001        66,001
Reversal of deferred
 compensation related to
 common stock options
 forfeited..............                        (283,750)                   283,750           --
Net loss................                                    (6,047,619)                (6,047,619)
                          ---------- ------- -----------  ------------   ----------   -----------
Balance at December 31,
 1997...................  10,606,041  10,606  29,405,685   (15,163,304)     (31,687)   14,221,300
Issuance of common stock
 through exercise of
 stock options, warrants
 and employee stock
 purchase plan..........     300,133     300     101,479                                  101,779
Compensation related to
 non-employee stock
 options granted........                          15,719                                   15,719
Deferred compensation
 related to common stock
 options granted in
 connection with
 repricing of common
 stock options..........                         105,344                   (105,344)
Amortization of deferred
 compensation...........                         (24,792)                    36,021        11,229
Net loss................                                    (6,537,085)                (6,537,085)
                          ---------- ------- -----------  ------------   ----------   -----------
Balance at December 31,
 1998...................  10,906,174 $10,906 $29,603,435  $(21,700,389)   $(101,010)  $ 7,812,942
Issuance of common stock
 through exercise of
 stock options, and
 employee stock purchase
 plan...................      16,707      17      56,770                                   56,787
Compensation related to
 non-employee stock
 options granted........                          20,428                                   20,428
Amortization of deferred
 compensation...........                        (29,800)                     51,574        21,774
Sale of common stock
 through a private
 placement net of fees..   2,998,476   2,998   9,469,772                                9,472,770
Net loss................                                    (7,335,414)                (7,335,414)
                          ---------- ------- -----------  ------------   ----------   -----------
Balance at December 31,
 1999...................  13,921,357 $13,921 $39,120,605  $(29,035,803)   $ (49,436)  $10,049,287
                          ========== ======= ===========  ============   ==========   ===========



   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               Year ended December 31,
                                         --------------------------------------
                                             1997         1998         1999
                                         ------------  -----------  -----------
Cash flows from operating activities:
 Net loss..............................   $(6,047,619) $(6,537,085) $(7,335,414)
 Adjustments to reconcile net loss to
  net cash used for operating
  activities:..........................
  Depreciation and amortization........       226,074      297,575      573,518
  Loss on disposal of fixed assets.....        20,241          --         9,518
  Compensation expense on stock
   options.............................       257,876       26,220       51,574
  Changes in operating assets and
   liabilities:
   Accounts receivable.................       (88,934)     (46,073)     (21,165)
   Inventory...........................      (164,436)     (10,265)     (34,424)
   Prepaid expenses and other current
    assets.............................        83,296      110,460       50,470
   Other assets........................        40,964       97,360        2,037
   Accounts payable and accrued
    expenses...........................        27,416      374,654      295,804
                                         ------------  -----------  -----------
    Net cash used for operating
     activities........................    (5,645,122)  (5,687,154)  (6,408,082)
                                         ------------  -----------  -----------
Cash flows from investing activities:
 Purchases of fixed assets.............      (357,698)    (369,817)    (376,659)
 Capitalization of software development
  costs................................      (110,727)    (310,796)    (256,208)
 Purchases of marketable securities....    (7,090,605)         --    (2,454,603)
 Liquidation of marketable securities..           --     3,026,284          --
                                         ------------  -----------  -----------
    Net cash (used in)/provided by
     investing activities..............    (7,559,030)   2,345,671   (3,087,470)
                                         ------------  -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net of issuance costs.........       281,305      101,779    9,520,185
 Proceeds from utilization of bank
  credit line                                     --           --       206,727
                                         ------------  -----------  -----------
    Net cash provided by financing
     activities........................       281,305      101,779    9,726,912
                                         ------------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents......................   (12,922,847)  (3,239,704)     231,360
Cash and cash equivalents, beginning of
 year..................................    18,588,583    5,665,736    2,426,032
                                         ------------  -----------  -----------
Cash and cash equivalents, end of
 year..................................  $  5,665,736  $ 2,426,032  $ 2,657,392
                                         ============  ===========  ===========


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

  The Company anticipates that its existing capital resources, including the amounts raised in the January financing offering, will be adequate to satisfy its capital requirements through December 2000. Thereafter, the Company may require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on acceptable terms to the Company.

2. Summary of Significant Accounting Policies

  Significant accounting policies followed by the Company are as follows:

 Cash Equivalents and Marketable Securities

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, securities of state government agencies and short-term commercial paper of companies with strong credit ratings and in diversified industries. The securities of state government agencies are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The money market accounts and short-term commercial paper, totaling $4,064,300 and $6,518,924 at December 31, 1998 and 1999, respectively, are classified as held to maturity, and mature within one year. The securities of state government agencies, totaling $2,447,700 and $2,150,000 at December 31, 1998 and 1999,
respectively, are classified as available for sale. All of these investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

 Financial Instruments

  The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values at December 31, 1998 and 1999.

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

 Segment

  The Company is engaged principally in one industry segment that represents all of the revenues. See Note 11 with respect to significant customers and with respect to sales in other geographic areas.

                             CAMBRIDGE HEART, INC.

 Revenue Recognition

  Revenue is recognized upon shipment of goods, provided that all obligations of the Company have been fulfilled and collection of the related receivable is probable.

 Research and Development and Capitalized Software Development Costs

  Research, engineering and product development costs, except for certain software development costs, are expensed as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility of both the software and related hardware as defined by Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," and ceases upon the general release of the products to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

  The Company amortizes software development costs on a straight-line basis over the estimated economic life of the product.

  Costs capitalized at December 31, 1999, which are included in other assets in the accompanying balance sheet, totaled $395,000 ($343,000 at December 31, 1998), net of $283,000 of accumulated amortization ($78,500 at December 31,
1998).

 Licensing Fees and Patent Costs

  The Company has entered into licensing agreements which give the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under these licensing agreements and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. Amounts capitalized at December 31, 1999 totaled $110,000 ($100,000 at December 31,
1998), net of $58,000 of accumulated amortization ($39,000 at December 31,
1998), which are included in other assets in the accompanying balance sheet.

 Stock-Based Compensation

  The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for disclosure purposes only (Note 6).

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingencies at December 31, 1998 and 1999, and the reported amounts of revenues and expenses during the three years in the period ended December 31, 1999. Actual results could differ from these estimates.

                             CAMBRIDGE HEART, INC.

 Net Loss Per Share

  Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes dilutive potential common stock (such as options, warrants and convertible preferred stock).

  As a result of the Company's net loss both basic and diluted earnings per share are computed by dividing the net loss available to common shareholders by the weighted average number of shares of common stock outstanding.

 New Accounting Pronouncements

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt SFAS No.133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Dates of FASB Statement 133," on a prospective basis for interim periods and fiscal years beginning January 1, 2001. Had we implemented SFAS No. 133 in the current period, financial position and results of operations would not have been affected.

SEC Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," issued in November 1999, expresses views of the Staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. This includes accrual of exit and employee termination costs pursuant to Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and the recognition of impairment charges pursuant to Accounting Principles Board (APB) Opinion No. 17, Intangible Assets and Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues.

3. Fixed Assets

  Fixed assets consist of the following:

                                                              December 31,
                                                          ---------------------
                                                Estimated
                                                 useful
                                                  lives
                                                 (years)     1998       1999
                                                --------- ---------- ----------
   Computer equipment..........................    3-5    $  333,177 $  549,731
   Manufacturing equipment.....................      5       158,544    157,888
   Office furniture............................      7        81,444     85,552
   Sales display and clinical equipment........      3       588,126    728,914
   Leasehold Improvements......................               17,275     17,275
                                                          ---------- ----------
                                                           1,178,566  1,539,360
   Less--accumulated depreciation..............              530,937    893,429
                                                          ---------- ----------
                                                          $  647,629 $  645,931
                                                          ========== ==========

                             CAMBRIDGE HEART, INC.

4. Accrued Expenses

  Accrued expenses consist of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              -------- --------
   Accrued bonus............................................. $149,900 $148,684
   Accrued clinical trial costs..............................    5,950   72,850
   Accrued employee severance................................      --    67,555
   Accrued professional fees.................................   99,425   64,000
   Accrued vacation..........................................   53,931   29,921
   Accrued other.............................................  176,743  134.924
                                                              -------- --------
                                                              $485,949 $517,934
                                                              ======== ========

5. Line of Credit

  The Company has a line of credit facility in place which provides a borrowing base of 80% of eligible accounts receivable as defined, up to a maximum borrowing of $500,000, payable on demand. Interest is payable monthly in arrears at the bank's prime rate plus .5% (9% at December 31, 1999). The line of credit is collateralized by all of the eligible accounts receivable as defined. This line of credit is scheduled to expire on March 31, 2000. The Company is negotiating an extension.

6. Stockholders' Equity

 Preferred Stock

  The Company's Board of Directors has authorized 3,000,000 shares of the Company's $0.001 par value preferred stock. The preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of the common stock.

 Common Stock

  In private placement transactions completed in June 1999 and October 1999, the Company raised gross proceeds totaling $10.4 million ($9.5 million net of issuance costs) from the sale of 2,468,759 shares of Common Stock. Both transactions include provisions stipulating that if the Company sells Common Stock in a capital raising transaction at a lower price per share over the next 24 months and 12 months respectively, the investors have the right to receive additional shares to adjust the price of their transaction. As a result of the October 1999 transaction, the Company issued 529,817 of additional shares of Common Stock to investors that participated in the June 1999 sale of Common Stock. These shares are in addition to the total number of shares above. In January 2000, the Company completed an additional private placement transaction in which it raised an additional $2.1 million from the sale of 600,000 shares of Common Stock. This transaction contained all of the same terms included in the October 1999 transaction.

 Warrants

  During 1999, warrants to purchase a total of 504,652 shares of common stock were issued in connection with the sale of 2,998,576 of common stock. Investors received warrants to purchase 95,238 shares of common stock at $3.71 per share, and warrants to purchase 303,269 shares of common stock at $3.50 per share. In addition, the Company's selling agent received warrants to purchase 106,144 shares of common stock at $4.20 per share.

                             CAMBRIDGE HEART, INC.

  The value of the above warrants was estimated by management and determined not to be material to the Company's results of operations and financial position.

  Warrants outstanding at December 31, 1999 are as follows:

                                                       Exercise
                                               Number   Price
                                                 of      Per
                                               Shares   Share   Expiration Date
                                               ------- -------- ----------------
   Common stock...............................  95,238  $3.373  June 9, 2003
   Common stock............................... 290,412  $3.500  October 5, 2004
   Common stock...............................  12,857  $3.500  October 25, 2004
   Common stock............................... 101,644  $4.200  October 5, 2004
   Common stock...............................   4,500  $4.200  October 25, 2004


7. Stock Plans

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

 1996 Equity Incentive Plan

  During 1996, the Board of Directors authorized the 1996 Equity Incentive Plan (the "Incentive Plan"), providing for the issuance of up to 1,000,000 shares of the Company's common stock to eligible employees, officers, directors, consultants and advisors of the Company. Under the Incentive Plan, the Board of Directors may award incentive and non-qualified stock options, stock appreciation rights, performance shares and restricted and unrestricted stock with terms to be defined therein except that the exercise and transfer of stock appreciation rights granted in tandem with stock options is limited by the terms of the related options.

  In December 1999, at a Special Shareholders' Meeting, the Stockholders voted to increase the number of shares authorized under the plan to 1,300,000 shares.

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

                             CAMBRIDGE HEART, INC.

  All options granted during 1997, 1998 and 1999 have exercise prices equal to the fair market value of the common stock at the date of grant. Transactions under the Company's stock option plans during the years ended December 31, 1997, 1998 and 1999 are summarized as follows:

                          December 31, 1997   December 31, 1998   December 31, 1999
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                          Number of  Exercise Number of  Exercise Number of  Exercise
                           Options    Price    Options    Price    Options    Price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................  1,354,249   $1.54   1,372,750   $3.57   1,341,500   $3.55
Granted.................    514,700    7.85     653,000    5.92     616,700    3.47
Exercised...............   (218,549)   0.42    (147,750)   0.23      (1,750)   1.20
Canceled................   (277,650)   3.83    (536,500)   7.80    (252,250)   6.22
                          ---------           ---------           ---------   -----
Outstanding at end of
 year...................  1,372,750   $3.57   1,341,500   $3.55   1,705,450   $3.53
                          =========   =====   =========   =====   =========   =====
Exercisable at end of
 year...................    539,034   $0.49     560,467   $0.74     785,128   $2.07
                          =========   =====   =========   =====   =========   =====
Weighted average fair
 value of options
 granted during the
 year...................              $5.29               $1.71               $0.96
                                      =====               =====               =====

  In October 1998, the Company repriced unexercised options to purchase a total of 396,250 shares of Common stock previously granted to employees and options to purchase a total of 40,000 shares of Common stock previously granted to members of the Company's Scientific Advisory Board ("SAB"). All vesting in the surrendered options was forfeited. The new employee options vest at a rate of 25% per year and the SAB options vest at a rate of 33% per year. The Company recorded $6,584 and $21,775 of deferred compensation in 1998 and 1999 respectively relating to this repricing.

  During 1999, the Board of Directors granted non qualified options to purchase a total of 85,000 shares of Common stock to advisors to the Company not covered by an existing plan (50,000 shares and 35,000 shares). These options have exercise prices equal to the fair market value of the common stock at the date of grant. They are not included in the chart above.

  The following table summarizes information about stock options outstanding under the Company's stock option plans at December 31, 1999:

                                      Weighted Average Weighted             Weighed Average
                                         Remaining     Average   Number of  Exercise Price
                            Number    Contractual Life Exercise   Options     of Options
Range of exercise prices  Outstanding     in Years      Price   Exercisable   Exercisable
------------------------  ----------- ---------------- -------- ----------- ---------------
$.002-$.019.............      32,070        4.33        $0.02      32,070        $0.02
$.20-$.50...............     503,267        6.29         0.32     462,968         0.30
$1.00-$2.00.............      97,663        8.15         1.93      96,563         1.94
$2.56-$3.13.............     488,700        9.84         2.75         --           --
$4.00-$5.00.............     364,000        8.83         4.97      91,000         4.97
$7.00-$9.38.............     219,750        8.21         8.19     102,528         8.26
                           ---------                              -------
                           1,705,450        8.17        $3.11     785,128        $2.07
                           =========                              =======

  At December 31, 1999, 1,705,450 shares of common stock are reserved for issuance upon exercise of the options issued under the Company's stock option plans and there are 327,550 options available for future grant. Outstanding options generally vest on a pro rata basis over a period of two to five years.

                             CAMBRIDGE HEART, INC.

  The Company has recorded compensation expense related to options granted to non-employee consultants for services rendered totalling $100,000 in 1997, $6,584 in 1998 and $20,428 in 1999. In addition, the Company recorded compensation expense of $91,875 related to the cashless exercise of 15,000 options by an employee in 1997.

 1996 Employee Stock Purchase Plan

  During 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the issuance of up to 100,000 shares of the Company's common stock to eligible employees. Under the Purchase Plan, the Company is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The term of individual offerings, which are set by the Board of Directors, may be for periods of twelve months or less and may be different for each offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower. The Company issued 8,560, 11,929 and 14,857 shares of common stock at an average price of $8.02, $5.72 and $3.68 during 1997, 1998 and 1999 respectively. At December 31, 1999, the Company had 64,654 shares of common stock reserved for issuance under the Purchase Plan.

 Fair Value Disclosures

  As discussed in Note 2, the Company has elected to adopt SFAS 123 through disclosure only. Had compensation cost for the Company's option plans and employee stock purchase plan been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, for options granted in 1997, 1998 and 1999 the Company's net loss and net loss per share would have been as follows:

                                                   Year ended December 31,
                                               --------------------------------
                                                  1997       1998       1999
                                               ---------- ---------- ----------
   Net loss:
     As reported.............................. $6,047,619 $6,537,085 $7,335,414
     Pro forma................................ $6,511,042 $6,900,661 $7,537,124
   Net loss per share:
     As reported--basic and diluted........... $     0.58 $     0.61 $     0.61
     Pro forma--basic and diluted............. $     0.62 $     0.65 $     0.63

  The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1998 and 1999, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 0%, 0%-50%; and 60%;
(iii) risk free interest rates of 5.8%-6.8%, 6.1%-6.9% and 4.58%; and (iv) expected option terms of 4 to 7 years for 1997, 5 years for 1998 and xxxxxx for 1999. SFAS 123 requires that volatility be considered in the calculation of the fair value of an option grant only for grants made when an entity has publicly traded securities or has filed a registration statement to do so. Accordingly, a volatility of 0% was utilized for options granted by the Company prior to the initial filing of its Registration Statement on Form S-1.

  The above pro forma disclosures reflect options granted during 1996, 1997 and 1998 only. Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not necessarily representative of the pro forma effects of reported net income
(loss) for future years.

                             CAMBRIDGE HEART, INC.

7. Income Taxes

  The income tax benefit consists of the following:

                                              Year ended December 31,
                                        -------------------------------------
                                           1997         1998         1999
                                        -----------  -----------  -----------
   Income tax benefit:
     Federal........................... $ 2,146,000  $ 2,344,000  $ 2,272,772
     State.............................     402,000      513,000      796,063
                                        -----------  -----------  -----------
                                          2,548,000    2,857,000    3,523,835
   Deferred tax asset valuation
    allowance..........................  (2,548,000)  (2,857,000)  (3,523,835)
                                        -----------  -----------  -----------
                                        $       --   $       --   $       --
                                        ===========  ===========  ===========

  Deferred tax assets (liabilities) are comprised of the following:

                                                    December 31,
                                        --------------------------------------
                                           1997         1998          1999
                                        -----------  -----------  ------------
   Net operating loss carryforwards...  $ 6,435,000  $ 9,164,000  $ 12,307,604
   Research and development tax credit
    carryforwards.....................      598,000      856,000     1,451,927
   Deferred start up and organization
    expenses..........................        9,000          --            --
   Other..............................       11,000       43,000        58,292
                                        -----------  -----------  ------------
     Gross deferred tax assets........    7,053,000   10,063,000    13,817,823
   Capitalized software...............          --      (137,000)     (138,142)
   Fixed assets.......................      (29,000)     (48,000)      (46,261)
   Patent costs.......................      (23,000)     (16,000)      (24,453)
                                        -----------  -----------  ------------
     Net deferred tax assets..........    7,001,000    9,862,000    13,608,967
     Deferred tax asset valuation
      allowance.......................   (7,001,000)  (9,862,000)  (13,608,967)
                                        -----------  -----------  ------------
                                        $       --   $       --   $        --
                                        ===========  ===========  ============

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

  Approximately $1,080,000 of the deferred tax asset attributable to net operating loss carryforwards was generated by the exercise of certain non-qualified stock options. Any future utilization of this amount will be credited directly to additional paid-in-capital, and not the income tax provision.

                             CAMBRIDGE HEART, INC.

  Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                            Year ended December 31,
                            ----------------------------
                             1997      1998       1999
                            -------   -------   --------
   Statutory U.S. federal
    tax rate...............   (35.0)%   (35.0)%    (35.0)%
   State taxes, net of
    federal tax benefit....    (6.7)     (6.4)    (10.85)
   Non-deductible
    expenses...............     1.6       0.2       0.24
   Federal research and
    development credits....    (2.6)     (2.7)     (3.37)
   Other...................     0.6       0.2      (0.94)
   Valuation allowance on
    deferred tax assets....    42.1      43.7      48.04
                            -------   -------   --------
                                 -- %      -- %       -- %
                            =======   =======   ========

  As of December 31, 1999, the Company has approximately $30,500,000 of net operating loss carryforwards and $910,000 and $540,000 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2007 to 2019.

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

8. Savings Plan

  In January 1995, Cambridge Heart adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 1997, 1998 or 1999.

9. Commitments

 Operating Leases

  The Company has various noncancelable operating leases for office space, equipment and furniture which expire through 2001. Certain of these leases provide the Company with various renewal options. Total rent expense under all operating leases was approximately $159,700, $178,600 and $202,500 for the years ended December 31, 1997, 1998 and 1999, respectively.

  At December 31, 1999, future minimum rental payments under the noncancelable leases are as follows:

   2000................................................................ $263,230
   2001 ...............................................................  33,117
                                                                        --------
                                                                        $296,347

                             CAMBRIDGE HEART, INC.

 License Maintenance Fees

  Pursuant to certain license arrangements, the Company must pay license maintenance fees ranging from $5,000 to $20,000 per year through 2008 to maintain its license rights. The Company is also required to meet certain development and sales milestones as specified in the agreements. Should the Company fail to meet such milestones, the license arrangements may be terminated at the sole option of the licensor. License maintenance fees paid during 1997, 1998 and 1999 amounted to $20,000 in each year. The future minimum license maintenance fee commitments at December 31, 1999 are approximately as follows:

   2000................................................................ $ 40,000
   2001................................................................   40,000
   2002................................................................   40,000
   2003................................................................   40,000
   Thereafter..........................................................  200,000
                                                                        --------
                                                                        $360,000

During the term of these license agreements, the Company is obligated to pay a royalty (ranging from 1.5% to 2.0%) based on net sales of any products developed from the licensed technologies. The license maintenance fees described above are creditable against royalties otherwise payable for such year.

10. Related Party Transactions, Including Royalty Obligations

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

  Also in February 1993, the Company entered into a consulting and technology agreement with this individual. This agreement, which has been extended to May 31, 2000, requires the Company to pay a monthly consulting fee of $10,000, as stipulated in the agreement. Total payments made during 1997, 1998 and 1999 were approximately $112,600, $118,000 and $121,300 respectively, and are included in research and development expense. The Company is also required to remit to this individual a royalty of 1% of net sales of products developed from certain other technology licensed from the institution described above. If the Company chooses to sublicense such products to an unrelated party, the royalty will be based on 7% of the gross revenue received from the unrelated party for products developed from such technology. In connection with this consulting and technology agreement, a warrant to purchase 109,634 shares of common stock was issued to this individual. This warrant was exercised during 1998, and 85,510 shares of common stock were issued.

  Operations through December 31, 1999 did not result in the recognition of any material royalty expense in connection with these agreements.

                             CAMBRIDGE HEART, INC.

12.  Major Customers, Export Sales and Concentration of Credit Risk

  Revenues from the Company's Japanse distributor accounted for 47%, 36% and 27% of total revenues during 1997, 1998 and 1999 respectively and 40%, 37% and 16% of the accounts receivable balance at December 31, 1997, 1998 and 1999 respectively. Company policy does not require collateral on accounts receivable balances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2000 (the "2000 Proxy Statement") under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11. Executive Compensation

  The response to this item is contained in the 2000 Proxy Statement under the captions "Compensation of Directors," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The response to this item is contained in the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The response to this item is contained in the 2000 Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)1. Financial Statements

  The Company's financial statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

  (a)2. Financial Statement Schedules

  All applicable information is readily determinable from the notes to the Company's financial statements.

  (a)3. Listing of Exhibits

 Exhibit No.                             Description
 -----------                             -----------
   (1)3.1    Restated Certificate of Incorporation of the Registrant.
   (1)3.2    By-Laws of the Registrant, as amended.
   (1)4.1    Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.
  (1)10.1#   1993 Incentive and Non-Qualified Stock Option Plan, as amended.
  (1)10.2#   1996 Equity Incentive Plan, as amended.
  (1)10.3#   1996 Employee Stock Purchase Plan.
  (1)10.4#   1996 Director Stock Option Plan.
  (1)10.5#   Consulting and Technology Agreement between the Registrant and Dr.
             Richard J. Cohen, dated February 8, 1993.
  (1)10.6#   Employment Agreement between the Registrant and Jeffrey M. Arnold, dated September 1, 1993, as amended.
  (1)10.7#   License Agreement By and Between the Registrant and Dr. Richard J.
             Cohen, dated February 8, 1993.
  (1)10.8*   Exclusive Distributorship Agreement by and between the Registrant and Fukuda Denshi Co., Ltd.
  (1)10.9    License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing Myocardial Electrical
             Stability".
  (1)10.10   License Agreement by and between the Registrants and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiac Electrical Imaging".
  (1)10.11   License Agreement by and between the Registrant and the
             Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiovascular System
             Identification", as amended on July 9, 1996.
  (2)10.12   Amended and Restated Lease By and Between the Registrant and R.W.
             Connelly, dated October 22, 1997.
  (2)10.13#  Agreement to Extend the Consulting and Technology Agreement
             between the Registrant and Dr. Richard J. Cohen, dated January 23,
             1998.
  (3)10.14   First Amendment to the License Agreement by and between the
             Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Cardiovascular System
             Identification".
  (3)10.15   First Amendment to the License Agreement by and between the
             Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Cardiac Electrical
             Imaging".
  (3)10.16   First Amendment to the License Agreement by and between the
             Registrant and the Massachusetts Institute of Technology dated May
             21, 1998, relating to the technology of "Assessing Myocardial
             Electrical Stability".

 Exhibit No.                            Description
 -----------                            -----------
  (3)10.17*  First Amendment to the Exclusive Distributorship Agreement by and
             between the Registrant and Fukuda Denshi Co., Ltd.
  (3)10.18*  Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd.
  (3)10.19*  Distributor Agreement, dated as of March 1, 1998, by and between the Registrant and Image. Monitoring, Inc
  (4)10.20   Cooperative Marketing Agreement between the Registrant and
             Guidant Corporation dated May 7, 1999.
  (4)10.21   Cooperative Marketing Agreement between the Registrant and
             Medtronic, Inc. dated May 20, 1999.
  (4)10.22   Purchase Agreement among the Registrant, The Tail Wind Fund Ltd.,
             Special Situations Private Equity Fund, L.P., Special Situations
             Fund III, L.P., and Geoffrey H. Galley dated June 8, 1999.
  (4)10.23   Registration Rights Agreement among the Registrant, The Tail Wind
             Fund Ltd., Special Situations Private Equity Fund, L.P., Special
             Situations Fund III, L.P. and Geoffrey H. Galley dated June 8,
             1999.
  (4)10.24   Warrant to purchase common stock of the Registrant in favor of
             Geoffrey H. Galley.
  (4)10.25   Warrant to purchase common stock of the Registrant in favor of
             Special Situations Fund III, L.P.
  (4)10.26   Warrant to purchase common stock of the Registrant in favor of
             Special Situations Private Equity Fund, L.P.
  (4)10.27   Warrant to purchase common stock of the Registrant in favor of
             The Tail Wind Fund Ltd.
  (5)10.28   Sales Agency Agreement between the Registrant and Sunrise
             Securities Corp. dated August 16, 1999.
  (5)10.29   Form of Subscription Agreement entered into between the
             Registrant and each of the persons listed below, for the number of shares of Registrant's common stock listed opposite each name:
             Cambridge Options........................................ 150,000
             Jerry Heymann............................................  14,286
             Little Wing L.P. ........................................ 225,700
             Little Wing L.P. Too.....................................  82,860
             Nathan A. Low............................................ 140,000
             Amy Newmark..............................................  20,000
             Rebel Investments & Co. ................................. 150,000
             Matthew Rebold...........................................  25,000
             Judy W. Stone, M.D. .....................................   8,500
             Robert L. Swisher, Jr. .................................. 100,000
             Tradewinds Fund Ltd. .................................... 120,000
             Yale University.......................................... 285,714
             Richard B. Stone.........................................  30,000
             Paul Scharfer............................................ 100,000
             Cheryl Halpern...........................................  14,286
             David S. Hannes..........................................  14,286
             Norwest Bank North Dakota, N.A. .........................  21,429
             RLH Options, Inc.........................................  14,286
             Robert P. Khederian...................................... 600,000

 Exhibit No.                             Description
 -----------                             -----------
     10.30#  Amendment dated September 8, 1999 to the Employment Agreement between the Registrant and Jeffrey M. Arnold dated September 1,
             1993.
     10.31#  Amendment dated October 25, 1999 to the Employment Agreement between the Registrant and Jeffrey Arnold dated September 1, 1993.
     10.32#  Severance Agreement dated November 18, 1999 between the Registrant and Robert Palardy.
     10.33#  Severance Agreement dated November 18, 1999 between the Registrant and Eric Dufford.
     10.34#  Severance Agreement dated November 18, 1999 between the Registrant and James Sheppard.
     10.35#  Severance Agreement dated November 18, 1999 between the Registrant and Andra Thomas.
     11.1    Computation of Net Loss Per Share.
     23.1    Consent of PricewaterhouseCoopers LLP.
     27      Financial Data Schedule.
  (6)99.1    Integrated Clinical Statistical Report--A Prospective Multi-Center
             Study to Determine the Effectiveness of T-Ware Alternans in
             Predicting Susceptibility to Ventricular Arrhythmias.
  (7)99.2    Integrated Clinical Statistical Report (Interim Report)--A 12
             Month Follow-Up Study of Patients Enrolled in a Prospective Multi-
             Center Study to Determine the Effectiveness of T-Wave Alternans in
             Predicting Susceptibility to Ventricular Arrhythmias.

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 333-04879).
(2) Incorporated herein by reference to the Company's Form 10-K, as amended, for the fiscal year ended December 31, 1997.
(3) Incorporated herein by reference to the Company's Form 10-Q, as amended, for the quarter ended June 30, 1998.
(4) Incorporated herein by reference to the Registrant's Form 10-Q, as amended, for the quarter ended June 30, 1999.
(5) Incorporated herein by reference to the Registrant's Form 10-Q, as amended, for the quarter ended September 30, 1999
(6) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed August 19, 1998.
(7) Incorporated herein by reference to the Registrant's Amendment No. 1 to Current Report on Form 8-K/A filed September 4, 1998.
 *Confidential treatment has been granted as to certain portions.
 # Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

  (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                          CAMBRIDGE HEART, INC.

                                                   /s/ Jeffrey M. Arnold
                                          By:__________________________________
                                                     Jeffrey M. Arnold
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Jeffrey M. Arnold          President, Chief Executive   March 30, 2000
______________________________________  Officer and Director
          Jeffrey M. Arnold             (Principal Executive
                                        Officer)

        /s/ Robert B. Palardy          Chief Financial Officer      March 30, 2000
______________________________________  (Principal Financial and
          Robert B. Palardy             Accounting Officer)

        /s/ Maren D. Anderson          Director                     March 30, 2000
______________________________________
          Maren D. Anderson

         /s/ Harris A. Berman          Director                     March 30, 2000
______________________________________
           Harris A. Berman

         /s/ Richard J. Cohen          Director                     March 30, 2000
______________________________________
           Richard J. Cohen

                                       Director                     March 30, 2000
______________________________________
          Jeffrey J. Langan

        /s/ Daniel M. Mulvena          Director                     March 30, 2000
______________________________________
          Daniel M. Mulvena