Form 10-K/A
period 1999-12-31
CAMBRIDGE HEART INC
filed 2000-04-05
CIK 913443

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

  U.S. revenue from the sale of the CH 2000 Alternans System and disposable sensors increased 46% during Fiscal 1999 while revenue from the sale of standard stress test systems declined 41%.

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
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred Stock, $0.001 par value; 2,000,000
   shares authorized; 0 shares issued and
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

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                               Year ended December 31,
                                         --------------------------------------
                                             1997         1998         1999
                                         ------------  -----------  -----------
Cash flows from operating activities:
 Net loss..............................   $(6,047,619) $(6,537,085) $(7,335,414)
 Adjustments to reconcile net loss to
  net cash used for operating
  activities:..........................
  Depreciation and amortization........       226,074      297,575      573,518
  Loss on disposal of fixed assets.....        20,241          --         9,518
  Compensation expense on stock
   options.............................       257,876       26,220       42,202
  Changes in operating assets and
   liabilities:
   Accounts receivable.................       (88,934)     (46,073)     (21,165)
   Inventory...........................      (164,436)     (10,265)     (34,424)
   Prepaid expenses and other current
    assets.............................        83,296      110,460       50,470
   Other assets........................        40,964       97,360        2,037
   Accounts payable and accrued
    expenses...........................        27,416      374,654      295,804
                                         ------------  -----------  -----------
    Net cash used for operating
     activities........................    (5,645,122)  (5,687,154)  (6,417,454)
                                         ------------  -----------  -----------
Cash flows from investing activities:
 Purchases of fixed assets.............      (357,698)    (369,817)    (376,659)
 Capitalization of software development
  costs................................      (110,727)    (310,796)    (256,208)
 Purchases of marketable securities....    (7,090,605)         --    (2,454,603)
 Liquidation of marketable securities..           --     3,026,284          --
                                         ------------  -----------  -----------
    Net cash (used in)/provided by
     investing activities..............    (7,559,030)   2,345,671   (3,087,470)
                                         ------------  -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock, net of issuance costs.........       281,305      101,779    9,529,557
 Proceeds from utilization of bank
  credit line                                     --           --       206,727
                                         ------------  -----------  -----------
    Net cash provided by financing
     activities........................       281,305      101,779    9,736,284
                                         ------------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents......................   (12,922,847)  (3,239,704)     231,360
Cash and cash equivalents, beginning of
 year..................................    18,588,583    5,665,736    2,426,032
                                         ------------  -----------  -----------
Cash and cash equivalents, end of
 year..................................  $  5,665,736  $ 2,426,032  $ 2,657,392
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

  The Company anticipates that its existing capital resources, including the amounts raised in the January 2000 financing offering (see note 6), will be adequate to satisfy its capital requirements through December 2000. Thereafter, the Company may require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on acceptable terms to the Company.

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

3. Fixed Assets

  Fixed assets consist of the following:

                                                              December 31,
                                                          ---------------------
                                                Estimated
                                                 useful
                                                  lives
                                                 (years)     1998       1999
                                                --------- ---------- ----------
   Computer equipment..........................    3-5    $  333,177 $  549,731
   Manufacturing equipment.....................      5       158,544    157,888
   Office furniture............................      7        81,444     85,552
   Sales display and clinical equipment........      3       588,126    728,914
   Leasehold Improvements......................      2        17,275     17,275
                                                          ---------- ----------
                                                           1,178,566  1,539,360
   Less--accumulated depreciation..............              530,937    893,429
                                                          ---------- ----------
                                                          $  647,629 $  645,931
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

6. Stockholders' Equity

 Preferred Stock

  The Company's Board of Directors has authorized 2,000,000 shares of the Company's $0.001 par value preferred stock. The preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of the common stock.

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