Form 10-Q
period 2000-03-31
CAMBRIDGE HEART INC
filed 2000-05-15
CIK 913443

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period
ended MARCH 31,2000                              Commission File Number 0-20991

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

Yes      X      No

    ----------    --------


Number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2000:

        Class                                     Number of Shares Outstanding

---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                14,462,803

                              CAMBRIDGE HEART, INC.

                                     INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1999 AND
                     March 31, 2000 (Unaudited)                           3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH PERIOD ENDED
                     MARCH 31, 1999 AND 2000(Unaudited)                   4

                     STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTH PERIOD ENDED
                     MARCH 31, 1999 AND 2000 (Unaudited)                   5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                            6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                            8

          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                                    MARKET RISK                           12

PART II.  OTHER INFORMATION

          ITEM 5.    OTHER INFORMATION                                    15

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     16


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

                         PART I - FINANCIAL INFORMATION
                                    ITEM 1
                              FINANCIAL STATEMENTS
                              CAMBRIDGE HEART, INC.
                                 BALANCE SHEET

                                                    December 31,     March 31,
                                                        1999           2000
                                                    ------------   -----------
                                                                   (Unaudited)
Assets
Current assets:
Cash and cash equivalents.......................    $  2,657,392   $  2,837,034
Marketable securities...........................       6,518,924      6,328,667
Accounts receivable,(net of allowance for doubtful
 accounts of $7,725 at December 31, 1999 and
 March 31, 2000)................................         577,156        533,629
Inventory.......................................         460,913        562,217
Prepaid expenses and other current assets.......         140,197        200,567
                                                     -----------    ------------
  Total current assets..........................      10,354,582     10,462,114

Fixed assets, net...............................         645,931        706,466
Other assets....................................         453,097        436,856
                                                     -----------    ------------
                                                     $11,453,610    $11,605,436
                                                     ===========    ============
Liabilities and stockholders' equity
Current liabilities:
Accounts payable................................     $   679,660    $   618,985
Accrued expenses................................         517,936        492,493
Short term debt.................................        206,727         117,751
                                                      -----------    -----------
Total current liabilities.......................       1,404,323      1,229,229
                                                     -----------    ------------
Stockholder's equity:
Common stock, $.001 par value; 20,000,000 shares
 authorized; 13,921,357 and 14,642,887 shares
 issued and outstanding at December 31, 1999
 and March 31, 2000, respectively...............         13,921         14,643
Additional paid-in capital......................      39,120,605     41,543,084
Accumulated deficit.............................     (29,035,803)   (31,121,826)
                                                     -----------    ------------

                                                      10,098,723     10,435,901
Less: deferred compensation.....................         (49,436)       (59,694)
                                                     -----------    ------------
  Total stockholders' equity....................      10,049,287     10,376,207
                                                     -----------    ------------
                                                     $11,453,610    $11,605,436
                                                     ===========    ============

           See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                   Three months ended March 31,
                                        1999               2000
                                 ----------------    ---------------
Revenue........................... $   532,743         $   412,904

Cost of goods sold................     465,322             435,305
                                     ---------          ----------
                                        67,421             (22,401)
Cost and expenses:
Research and development..........     742,536             924,149

Selling, general and administrative  1,075,421           1,268,376
                                     ---------          ----------

  Loss from operations............  (1,750,536)         (2,214,926)

Interest income...................      71,935             128,903
                                     ---------          ----------

Net loss.........................  $(1,678,601)        $(2,086,023)
                                    ==========          ==========

Net loss per share - basic and...  $     (0.15)        $     (0.14)
  diluted                           ==========          ==========
Weighted average common
 shares outstanding - basic and..   10,907,049          14,449,379
   diluted                          ============         ===========

           See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                    Three months ended March 31,
                                                     -------------------------
                                                         1999         2000
                                                     -----------   ----------
Cash flows from operating activities:
Net loss........................................... $(1,678,601)   $(2,086,023)
Adjustments to reconcile net loss to net
  cash used for operating activities:

Depreciation and amortization......................     114,023       88,605
Compensation expense related to stock options......      17,410       43,022
Changes in assets and liabilities:

  Accounts receivable..............................     (63,246)      43,527
  Inventory........................................      66,896     (101,304)
  Prepaid expenses and other current assets........     (25,606)     (60,370)
  Other assets.....................................           -       (1,040)
  Accounts payable and accrued expenses............     (37,939)     (86,119)
                                                      ----------- ----------
  Net cash used for operating activities...........  (1,607,063)  (2,159,702)
                                                      ----------- ----------
Cash flows from investing activities:

(Purchase) sale of marketable securities............   2,678,275     190,257
Purchase of fixed assets............................     (96,530)    (86,888)
Capitalization of software development costs........     (50,770)    (44,970)
                                                      ----------- ----------
  Net cash provided by(used for) investing activity.   2,530,975      58,399
                                                      ----------- ----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net
Of issuance costs ..................................         598   2,075,080
Proceeds from the exercise of warrants..............                 294,841
Proceeds from utilization of bank credit line.......           -     (88,976)
                                                      ----------- ----------
  Net cash provided by financing activities.........         598   2,280,945

Net increase in cash and cash equivalents...........     924,510     179,642
Cash and cash equivalents at beginning
  of period.........................................   2,426,032   2,657,392
                                                      ----------- ----------
Cash and cash equivalents at end
  of period.........................................  $3,350,542  $2,837,034
                                                      ==========  ==========

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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1999 and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three month periods ended March
     31, 1999 and 2000, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

3.   INVENTORIES

     Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.

4.   NET LOSS PER SHARE

     Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 1,280,500 and 2,285,187 of potential common stock equivalents from the calculation of diluted weighted average share amounts for the three months ended March 31, 1999 and 2000 respectively, as its inclusion would have been anti-dilutive.

5.   FINANCINGS

     In January 2000 the Company raised gross proceeds of $2.1 million in equity capital less approximately $36,000 in issuance costs from the sale of 600,000 shares of Common Stock through a private placement with a single investors at a 10% discount to the final trading price of the Company's stock on the NASDAQ on January 11, 2000. In addition, warrants with a four year term for the purchase of 120,000 shares of Common Stock at $3.50 per share were issued. If the Company sells Common Stock in a capital raising transaction at a lower price per share over the next 12 months, the investor has the right to receive additional shares to adjust the price of the transaction. The sales agent, Sunrise Securities, Inc. received 45,160 shares of common stock as commission and warrants with a four year term for the purchase of 45,161 shares of Common Stock at $4.20 per share. The proceeds of the sale will be used to fund operations.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt SFAS No. 133, as amended by SFAS NO.

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

         In January 2000 the Company raised gross proceeds of $2.1 million in equity capital less approximately $36,000 in issuance costs from the sale of 600,000 shares of Common Stock through a private placement with a single investors at a 10% discount to the final trading price of the Company's stock on the NASDAQ on January 11, 2000. In addition, warrants with a four year term for the purchase of 120,000 shares of Common Stock at $3.50 per share were issued. If the Company sells Common Stock in a capital raising transaction at a lower price per share over the next 12 months, the investor has the right to receive additional shares to adjust the price of the transaction. The sales agent, Sunrise Securities, Inc. received 45,160 shares of common stock as commission and warrants with a four year term for the purchase of 45,161 shares of Common Stock at $4.20 per share. The proceeds of the sale will be used to fund operations.

                  During the quarter ended March 31, 2000, the number of third party insurers that have reimbursed healthcare providers for Alternans Tests submitted for reimbursement has increased by three to a total of five. The five payers and the state in which the service was provided are: Blue Cross (California), Delta Health Systems (California), Blue Shield (California), Connecticut General Life Insurance (Washington), Prudential HMO (California). These providers are paying for valid claims submitted to them but have not, in general, established coverage policies that would codify their reimbursement amounts throughout their health plans. However, as of the end of the quarter, two additional payers have begun the process of establishing coverage policies.

         On March 31, 2000 the Company submitted a 510(K) to the Food and Drug Administration ("FDA") seeking clearance to market its new Alternans Add-on product. This device utilizes the Company's previously cleared proprietary T-wave Alternans technology and Hi-Resolution disposable sensors to allow cardiologists to conduct and Alternans test using any manufacturers' installed standard stress test system. When cleared, this product will provide greater access to the market of potential customers who are interested in performing alternans tests but who are not in the market for a new stress test system. There are approximately 23,000 stress test systems installed in the U.S. but only fewer than 2,300 systems sold new each year. The Company anticipates that the availability of this product will have a positive impact on its efforts to accelerate the rate of clinical use of its alternans technology. During April 2000, the Company received questions regarding its 510(K) submission from FDA. The Company has recently submitted its response to these questions and expects that the process will continue toward receipt of final clearance in a timely manner.

THREE MONTH PERIOD ENDED MARCH 31, 1999 AND 2000

         Revenue for the three month periods ended March 31, 1999 and 2000 were $532,700 and $412,900 respectively, a decrease of 22%. Worldwide revenue from the sale of CH2000 Alternans systems and disposable sensors increased $95,200 or 55% during the three month period ended March 31, 2000 when compared to the same period last year accounting for 67% of all revenue from the sale of product (excluding license fees). Worldwide revenue from the sale of standard stress (i.e. those systems without T-wave alternans), declined $168,300 or 58%.

         The Company has been changing the emphasis of its sales efforts in the U.S. from standard stress systems to its Alternans system and proprietary disposable sensors. As a result, during the quarter ended March 31, 2000, U.S. revenue from the sale of CH2000 Alternans systems and disposable sensors accounted for 78% of all U.S. revenue from the sale of product (excluding license fees) and increased $131,300 or 367% over the same period last year. U.S. revenue from the sale of standard stress, declined $123,200 or 74% during the quarter ended March 31, 2000 as compared the same period last year.

         The Company's revenue recognition method for license fees is to recognize income evenly over a 12 month period. The change in license fee revenue contributes to $37,500 or 7% of the total revenue decline in the first quarter as compared to the same period in 1999.

         The gross margin on products sold for the three month periods ended March 31, 1999 and 2000 were 13% and (5%) of revenue respectively. Aggressive pricing on standard stress test systems sold outside the U.S. adversely effected the margin by 12 points as compared to the same period last year. The Company plans to continue to aggressively market its products internationally. The lower license fee revenue in the three month period ended March 31, 2000 accounts for the majority of the remaining decline in the margin percentage.

         Research and development expenses increased from $742,500 in the three month period ended March 31, 1999 to $924,150 for the same period of 2000, an increase of 24%. This incremental spending is for the Company's "add-on" product which is scheduled for release later this year. The Company anticipates that research and development costs will be reduced in the third quarter after the release of the "add-on". The Company will continue to fund a variety of clinical trials already underway targeted at increasing the growing body of evidence in support of T-wave alternans as a strong predictor of arrhythmic risk in various patient populations. Additionally the Company continues to fund the ongoing research efforts focused on evaluating the commercial feasibility of its cardiac electrical imaging technology.

         Selling, general and administrative expenses increased from $1,075,400 in the three month period ended March 31, 1999 to $1,268,400 in the same period in 2000. The incremental costs are associated with the Company's various marketing and media initiatives targeted at increasing awareness of the benefits of T-wave alternans and the Alternans test. The Company is continuing efforts targeted at gaining payment for healthcare providers who clinically perform the Alternans Test. During the current quarter, five additional third party insurers have reimbursed healthcare providers for valid claims submitted for the performance of the Alternans Test. The Company will continue to build on this success to expand the list of major third party insurers providing reimbursement for its Alternans Test and will fund programs supporting these efforts.

     Interest income was $71,900 for the three month period ended March 31, 1999 compared to $128,900 for the same period in 2000. This increase is a result of a higher cash balance due to equity capital raised by the Company for the three month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         During January 2000, the Company raised $2.064 million (net of issuance costs) from the sale of 600,000 shares of common stock and approximately $295,000 from the exercise of 74,870 warrants issued at an average price of $3.94 per share. In addition the Company continues to utilize a $500,000 line of credit collateralized by selected customer accounts receivable. The amount of utilization of the credit line as of March 31, 2000 was approximately $118,000.

         As of March 31, 2000, the company had cash, cash equivalents and marketable securities of $9,165,700. This represents a less than 1% decrease over December 31, 1999. During the three month period ended March 31, 2000, the $2.4 million of equity capital raised funded the Company's reported net loss for the quarter.

         Inventory levels have increased from $460,900 to $562,200 during the quarter mainly attributable to the timing of shipments for the second quarter.

         Fixed asset additions during the year primarily represent increased clinical research units.

         The Company expects capital expenditures to increase as it continues to commercialize its products, particularly in connection with the introduction of its "add-on" product during Fiscal 2000. The company does not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

         Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $10,000 to $40,000 per year in total through 2008. The Company is committed to pay an aggregate of $320,000 of such minimum license maintenance fees subsequent to March 31, 2000 as the technology is used. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements

         The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through the next twelve months.

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

RISKS RELATED TO OUR OPERATIONS

WE MAY NEVER GENERATE SUBSTANTIAL REVENUES
         We are engaged primarily in the commercialization, manufacture, research and development of our products for the non-invasive diagnosis of cardiac disease. We have incurred substantial and increasing net losses through March 31, 2000. We can give no assurance that we will ever generate substantial revenues or achieve profitability on a quarterly or annual basis. We believe that our research and development expenses will increase significantly in the future as we develop additional products and fund clinical trials of our product candidates. Our research and development expenses may also increase in the future as we supplement our internal research and development with additional third party technology licenses and potential acquisition of complimentary products and technologies. We also expect that our selling, general and administrative expenses will continue to increase in connection with the continued expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

-        the timing of regulatory actions;

-        progress of product development;

-        the extent to which our products gain market acceptance;

-        varying pricing promotions and volume discounts to customers;

-        competition; and

-        the availability of third-party reimbursement.

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

Item 3.           Quantitative and Qualitative Disclosure about Market Risk

In January 1997, the securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, marketable securities, trade receivables and trade payables approximates fair value at March 31, 2000 due to the short maturities of these instruments.

                           PART II - OTHER INFORMATION

1. On March 7, 2000, the Board of Directors unanimously approved the election of Maren D. Anderson to replace J. Daniel Cole as member of the Company's Board. Mr. Cole resigned from the Board in December 1999.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

1. The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

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

                                         CAMBRIDGE HEART, INC.

Date: May 15, 2000                       By: /s/ Jeffrey M. Arnold
                                         ---------------------------------------
                                              Jeffrey M. Arnold
                                              Chairman, President, Chief
                                              Executive Officer