Form 10-Q
period 2000-06-30
CAMBRIDGE HEART INC
filed 2000-08-11
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period
ended June 30, 2000                             Commission File Number 0-20991

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

Yes  X    No
   -----    -----


Number of shares outstanding of each of the issuer's classes of common stock as of August 11, 2000:


              Class                               Number of Shares Outstanding
---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                   14,656,311

                              CAMBRIDGE HEART, INC.

                                      INDEX


                                                                   PAGE NUMBER
                                                                   -----------

PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1999 AND
                     JUNE 30, 2000                                        3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND SIX MONTH
                     PERIODS ENDED JUNE 30, 1999 AND 2000                 4

                     STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED
                     JUNE 30, 1999 AND 2000                               5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                           6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                           8

          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK                                         15



PART II.  OTHER INFORMATION

          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                             16

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                    16



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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                              CAMBRIDGE HEART, INC.
                                  BALANCE SHEET


                                                    December 31,     June 30,
                                                        1999          2000
                                                    ------------  -----------
                                                                   (Unaudited)
Assets
Current assets:
Cash and cash equivalents.......................    $  2,657,392  $   786,401
Marketable securities...........................       6,518,924    6,458,402
Accounts receivable,(net of allowance for doubtful
 accounts of $7,725 and $27,937 at December 31, 1999
 and June 30, 2000)................................      577,156      538,136
Inventory.......................................         460,913      571,915
Prepaid expenses and other current assets.......         140,197      148,957
                                                     -----------  -----------
  Total current assets..........................      10,354,582    8,503,811

Fixed assets, net...............................         645,931      798,943
Other assets....................................         453,097      442,751
                                                     -----------  -----------
                                                     $11,453,610  $ 9,745,505
                                                     ===========  ===========
Liabilities and stockholders' equity
Current liabilities:
Accounts payable................................     $   679,660  $   596,491
Accrued expenses................................         517,936      540,362
Short term debt.................................         206,727      116,874
                                                     -----------  -----------
Total current liabilities.......................       1,404,323    1,253,727
                                                     -----------  -----------
Stockholder's equity:
Common stock, $.001 par value; 20,000,000 shares
 authorized; 13,921,357 and 14,656,311 shares
 issued and outstanding at December 31, 1999
 and June 30, 2000, respectively...............           13,921       14,656
Additional paid-in capital......................      39,120,605   41,522,218
Accumulated deficit.............................     (29,035,803) (33,011,293)
                                                     -----------  -----------

                                                      10,098,723    8,525,581
Less: deferred compensation.....................         (49,436)     (33,803)
                                                     -----------  -----------
  Total stockholders' equity....................      10,049,287    8,491,778
                                                     -----------  -----------
                                                     $11,453,610  $ 9,745,505
                                                     ===========  ===========


           See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                       Three months ended June 30,     Six months ended June 30,
                                       ---------------------------     --------------------------
                                          1999           2000             1999          2000
                                       ------------   ------------     -----------   ------------
Revenue.............................   $   562,080    $   457,580      $ 1,094,823   $   870,484
Cost of goods sold..................       514,193        454,923          979,515       890,228
                                       -----------    -----------      -----------   -----------
                                            47,887          2,657          115,308       (19,744)
Cost and expenses:
Research and development............       644,647        661,828        1,387,183     1,585,977

Selling, general and administrative      1,249,245      1,350,115        2,324,667     2,618,491
                                       -----------    -----------      -----------   -----------

  Loss from operations..............    (1,846,005)    (2,009,286)      (3,596,542)   (4,224,212)

Interest income.....................        59,253        119,819          131,188       248,722
                                       -----------    -----------      -----------   -----------

Net loss............................   $(1,786,752)   $(1,889,467)     $(3,465,354)  $(3,975,490)
                                       ===========    ===========      ===========   ===========

Net loss per share basic and........   $     (0.16)   $     (0.13)     $      (.31)  $      (.27)
 diluted                               ===========    ===========      ===========   ===========
Weighted average common
 shares outstanding basic and diluted   11,135,318     14,655,855       11,021,184    14,575,745
                                       ===========    ===========      ===========   ===========


           See accompanying notes to condensed financial statements.

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                               Six months ended June 30,
                                                             -----------------------------
                                                                 1999            2000
                                                             -------------   -------------
Cash flows from operating activities:
  Net loss...............................................      $(3,464,354)   $(3,975,490)
  Adjustments to reconcile net loss to net
  cash used for operating activities:
  Depreciation and amortization..........................          244,142        242,818
  Loss on Disposal of fixed assets.......................                           6,787
  Compensation expense on stock options..................           29,383         68,913
  Changes in operating assets and liabilities:
    Accounts receivable..................................          (17,060)        39,020
    Inventory............................................           85,057       (111,002)
    Prepaid expenses and other current assets............           28,582         (8,760)
    Other assets ........................................           (3,701)         7,968
    Accounts payable and accrued expenses................          (20,473)       (60,743)
                                                                -----------    -----------
      Net cash used for operating activities.............       (3,118,424)    (3,790,489)
                                                                -----------    -----------
Cash flows from investing activities:
  Net maturity of marketable securities..................          975,719         60,522
  Purchase of fixed assets...............................         (211,478)      (278,115)
  Capitalization of software development costs...........         (109,742)      (122,124)
                                                                -----------    -----------
    Net cash (used in) provided by investing activity....          654,499       (339,717)
                                                                -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance
    costs................................................        4,760,513      2,349,068
  Net payment of bank credit line........................                -        (89,853)
                                                                -----------    -----------
    Net cash provided by financing activities............        4,760,513      2,259,215

Net increase (decrease) in cash and cash equivalents.....        2,296,588     (1,870,991)
Cash and cash equivalents, beginning of year.............        2,426,032      2,657,392
                                                               -----------    ------------
Cash and cash equivalents, end of period.................      $ 4,722,620    $   786,401
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


2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1999 and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the six month periods ended June 30, 1999 and 2000, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.


3.   INVENTORIES

     Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.


4.   NET LOSS PER SHARE

     Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 1,504,738 and 1,372,750 of potential common stock equivalents from the calculation of diluted weighted average share amounts for the three and six month periods ended June 30, 1999 and 2000 respectively, as its inclusion would have been anti-dilutive.

5.   Financings

     In January 2000 the Company raised gross proceeds of $2.1 million in equity capital less approximately $36,000 in issuance costs from the sale of 600,000 shares of Common Stock through a private placement with a single investor at a 10% discount to the final trading price of the Company's stock on the NASDAQ on January 11, 2000. In addition, warrants with a four year term for the purchase of 120,000 shares of Common Stock at $3.50 per share were issued. If the Company sells Common Stock in a capital raising transaction at a lower price per share over the next 12 months, the investor has the right to receive additional shares to adjust the price of the transaction. The sales agent, Sunrise Securities, Inc. received 45,160 shares of common stock as commission and warrants with a four year term for the purchase of 45,161 shares of Common Stock at $4.20 per share. The proceeds of the sale will be used to fund operations.

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

     During June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 138, "Accounting for Certain Derivative Instruments - An amendment of FAS 133 "Accounting for Derivative Instruments and Hedging Activities". FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect this to have a material impact on our financial position and results of operations.

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

         In May 2000, at the annual meeting of the North American Society of Pacing and Electrophysiology, the Company introduced its new Heartwave product for the prediction of life threatening heart rhythm disturbances and sudden death via the measurement of Microvolt T-wave Alternans. The device utilizes the Company's previously FDA cleared proprietary T-wave Alternans technology and Hi-Resolution disposable sensors to allow cardiologists and electrophysiologists to conduct an Alternans test. Two models of the product will be offered, The Heartwave System, to be used in conjunction with any manufacturer's standard stress test system, and the Heartwave EP System, to be used with an EP system. The stress model will provide greater access to the market of potential customers who are interested in performing Alternans tests but who are not in the market for a new stress test system. The EP model will provide electrophysiologists the ability to measure T-wave Alternans while performing an EP study. The Company anticipates that the availability of this product will have a positive impact on its efforts to accelerate the rate of clinical use of its Alternans technology. The Company received clearance from the Food and Drug Administration in June, 2000 of its 510K submitted in March, 2000 for its Heartwave product.

         With the recent FDA approval of the Company's Heartwave systems in June 2000, the Company has begun to transition its sales efforts away from the CH 2000 System to the new Heartwave Systems, offering both a stress and EP model. Heartwave is expected to have a shorter selling cycle than that experienced with the CH 2000.

         In May 2000, the Company entered into a strategic marketing alliance with Spacelabs Medical, Inc. ("Spacelabs"). The alliance provides for Spacelabs to market and distribute the Company's Alternans software and proprietary disposable sensors for the Company's Alternans Test for use with Spacelabs Burdicks's diagnostic cardiology systems. Spacelabs will be required to file a 510K with the FDA before they can begin shipping the product. The Companies currently anticipate introduction during the fourth quarter of 2000.

         Also in May 2000, the Company entered into an agreement with St. Jude Medical to conduct a cooperative study on the accuracy of Microvolt-Twave Alternans to identify certain candidates for implantable cardioverter defibrillator (ICD) therapy. The multi-center study, called the Alternans Before Cardioverter-Debibrillator (ABCD) trial, will follow asymptomatic patients with coronary artery disease, low ejection fraction, and non-sustained ventricular tachycardia (VT) for a year. Patients who test positive for increased risk of sudden cardiac death (SCD) will receive a St. Jude Medical Profile MD ICD. The trial will be conducted at 25 leading medical centers in the United States under the direction of Dr. David Rosenbaum and Dr. Otto Constantini of the Heart and Vascular Research Center of Case Western Reserve University, in Cleveland, Ohio. The study is expected to commence in the fourth quarter of 2001 and continue for 24 months.

         On August 1, 2000, Medicare began to reimburse the Company's Alternans Test under the new Prospective Payment System created by the Health Care Financing Administration (HCFA) for hospital outpatients. Hospitals will be able to submit bills electronically for the Alternans Test under Ambulatory Payment Classification (APC) code 0096. The APC will pay $99.88 to the provider for the technical component of the Alternans Test. This payment is in addition to amounts that may be billed for an associated stress test.

         In August 2000, the Company increased the number of direct sales representatives in its sales organization by one bringing the total number of direct sales representatives to six. The Company also has nine independent manufacturers representatives under contract in the United States. The Company plans to increase its direct sales force by an additional two to three representatives by the end of 2000.

         The total number of private third-party insurers that have reimbursed healthcare providers for performance of its Alternans Tests is now at thirteen. A representative list of the major payers includes: Aetna/US Healthcare, Kemper of California, United Healthcare Insurance Company, Blue Cross/Blue Shield of Texas, Perscare (California), Blue Cross (California), Delta Health Systems (California), Blue Shield (California), Connecticut General Life Insurance, Prudential HMO (California). The total list of current payers represents over 57 million covered lives. These private insurers are paying for valid claims submitted to them but they may have not yet established coverage policies that would codify their reimbursement amounts throughout their health plans.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 2000

        Revenue for the three month periods ended June 30, 1999 and 2000 were $562,080 and $457,580 respectively, a decrease of 19%. As the Company anticipated, revenue was negatively impacted as some customers elected to delay their Alternans purchases in anticipation of the availability of the Company's new Heartwave systems scheduled for release commencing in the third quarter. Revenue for the six month periods ended June 30, 1999 and 2000 were $1,094,823 and $870,484 respectively, a decrease of 20%. The overall decline in revenue is primarily attributable to the Company's change in its sales focus away from standard stress systems to T-wave Alternans systems. Sales of standard stress test systems declined 60% for the six months ended June 2000 while revenue from the sale of T-wave Alternans product increased 31% for the same period. T-wave Alternans product now represents 69% of the company's total revenue as compared to 42% for the six month periods ended June 30, 2000 and 1999.

        The Company's revenue recognition method for license fees is to recognize income evenly over a 12 month period. The increase in license fee revenue contributed $12,500 or 2% increase to total revenue for the quarter ended June 30, 2000 as compared to the same period in 1999. For the six month periods ended June 30, 2000, license fee revenue contributed $25,000 or 11% of the total revenue decline as compared to the same period in 1999.

        Gross margin on products sold for the three month periods ended June 30, 1999 and 2000 was 9% and less than 1% of revenue respectively. The decline in margin percentage to sales reflects the effect of lower equipment sales volume on the utilization of fixed labor and overhead costs. Gross margin for the six month periods ended June 30, 1999 and 2000 was 11% and (2%) of revenue respectively.

        Research and development expenses increased from $644,647 in the three month period ended June 30, 1999 to $661,828 for the same period of 2000, an increase of 3%. Costs associated with the development of the Company's Heartwave product continued to account for the majority of expense for the quarter. The Company anticipates that these costs will decline during the second half of the year as both the Heartwave System and Heartwave EP are scheduled for market introduction. Research and Development expenses for the six month period ended June 30, 1999 and 2000 were $1,387,183 and $1,585,977 respectively. The Company anticipates that, overall, its research and development expenses will decrease during the second half of 2000.

        Selling, general and administrative expenses increased from $1,249,245 in the three month period ended June 30, 1999 to $1,350,115 in the same period in 2000, or 8%. The increase reflects marketing promotional and communications costs associated with the upcoming introduction of the Heartwave. In addition, costs related to the Company's efforts targeted at gaining reimbursement from third party private payers and Medicare healthcare providers who clinically perform the Alternans Test continue to impact these numbers. Selling, general and administrative expenses are expected to increase as revenues improve and the Company expands its direct sales headcount. For the six month period ended June 30, 1999 and 2000, selling, general and administrative expenses were $2,324,667 and $2,618,491 respectively.

        Interest income was $59,253 for the three month period ended June 30, 1999 compared to $119,819 for the same period in 2000. For the six month period ended June 30, 1999 and 2000, interest income was $131,188 and $248,722 respectively. This increase resulted from a higher level of invested cash for the quarter when compared to the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the company had cash, cash equivalents and marketable securities of $7,244,803. During the six month period ended June 30, 2000, the Company's cash, cash equivalents and marketable securities decreased by $1,931,513, or 21%, consistent with its net loss for the period of $3,975,490 net of proceeds from the sale of common stock in January 2000 of $2,064,000.

         Inventory levels increased from $460,913 to $571,915 as of December 31, 1999 and June 30, 2000 respectively. The inventory build is mainly attributable to the planned build of Heartwave-TM- components in preparation for its scheduled release during the third quarter.

         Fixed asset additions during the year primarily represent increased clinical research units and the cost of capitalized production tooling and molds for the Heartwave-TM- product. The Company expects capital expenditures increases associated with the Heartwave-TM- will continue for the balance of Fiscal 2000. The company does not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

         The Company continues to utilize a $500,000 line of credit collateralized by selected customer accounts receivable. The amount of utilization of the credit line as of June 30, 2000 was approximately $117,000.

         Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $10,000 to $40,000 per year in total through 2008. The Company is committed to pay an aggregate of $320,000 of such minimum license maintenance fees subsequent to June 30, 2000 as the technology is used. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements

         The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through the next twelve months.


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         This Quarterly Report on Form 10-Q (the "Quarterly Report") contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report. In this section, "we", "us", and "our" refer to Cambridge Heart, Inc. (unless the context otherwise requires).

                         RISKS RELATED TO OUR OPERATIONS

WE MAY NEVER GENERATE SUBSTANTIAL REVENUES

         We are engaged primarily in the commercialization, manufacture, research and development of our products for the non-invasive diagnosis of cardiac disease. We have incurred substantial and increasing net losses through June 30, 2000. There can be no assurance that we will ever generate substantial revenues or achieve profitability on a quarterly or annual basis. Revenues generated from the sale of our products will depend upon numerous factors, including:

                   timing of regulatory actions;

                   progress of product development;

                   the extent to which our products gain market acceptance;

                   varying pricing promotions and volume discounts to customers;

                   competition; and

                   the availability of third-party reimbursement.

WE HAVE NOT BEEN ABLE TO FUND OUR OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, AND IF WE CANNOT MEET OUR FUTURE CAPITAL REQUIREMENTS, WE MAY NOT BE ABLE TO DEVELOP OR ENHANCE OUR TECHNOLOGY, TAKE ADVANTAGE OF BUSINESS OPPORTUNITIES AND RESPOND TO COMPETITIVE PRESSURES.

      We have principally financed our operations over the past year through the private placement of shares of our common stock. If we do not generate sufficient cash from our business to fund operations or if we cannot obtain additional capital through equity or debt financings, we will be unable to grow as planned and may not be able to take advantage of business opportunities, develop new technology or respond to competitive pressures. This could limit our growth and have a material adverse effect on the market price of our common stock.

      Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the isuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

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

THE RESULTS OF FUTURE CLINICAL STUDIES MAY NOT SUPPORT THE USEFULNESS OF OUR TECHNOLOGY

      We have sponsored and are continuing to sponsor clinical studies relating to our T-wave alternans technology and Hi-Resolution sensors to establish the prognostic value of such technology. Although studies on high risk patients to date have indicated that the measurement of T-wave alternans to predict the vulnerability to ventricular arrhythmia is comparable to electrophysiology testing, we do not know whether the results of such studies, particularly studies involving patients who are not high risk, will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the T-wave alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, or our other technologies, would have a material adverse effect on our business, financial condition and results of operations.


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

WE HAVE SIGNIFICANT COMPETITION FROM A VARIETY OF SOURCES

      Competition from competitors' medical devices that help to diagnose cardiac disease is intense and likely to increase. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, and may compete with manufacturers of other non-invasive tests, including EP testing electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer well established, broad product lines and ancillary services not offered by Cambridge Heart. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

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


            RISKS RELATED TO THE MAKKET FOR CARDIAC DIAGNOSTIC EQUIPMENT

OUR BUSINESS COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS

      The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we intend to conduct business, including clinical trials and product marketing and sales, there can be no assurance that such coverage is adequate or will continue to be available. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of the CH2000 System or cause a significant financial burden on Cambridge Heart, or both, and could have a material adverse effect on our business, financial condition and ability to market the CH2000 System as currently contemplated.


OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLGY

      Our success will depend, in large part, on our ability to develop patentable products, enforce our patents and obtain patent protection for our products both in the United Sates and in other countries. However, the patent positions of medical device companies, including Cambridge Heart, are generally uncertain and involve complex legal and factual questions. We can give no assurances that patents will issue from any patent applications we own or license or that, if patents do issue, the claims allowed will be sufficiently broad to protect our proprietary technology. In addition, any issued patents we own or license may be challenged, invalidated or circumvented, and the rights granted under issued patents may not provide us with competitive advantages. We also rely on unpatented trade secrets to protect our proprietary technology, and we can give no assurance that other s will not independently develop or otherwise acquire substantially equivalent techniques, or otherwise gain access to our proprietary technology, or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technology.

OTHERS COULD CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS

      Our commercial success will depend in part on our neither infringing patents issued to others nor breaching the licenses upon which our products might be based. We have licensed significant technology and patents from third parties, including patents and technology relating to T-wave Alternans and cardiac electrical imaging licensed from The Massachusetts Institute of Technology. Our licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on our part. If we fail to comply with these requirements, licenses could convert from being exclusive to nonexclusive in nature or could terminate.

WE COULD BECOME INVOLVED IN LITIGATION OVER INTELLECTUAL PROPERTY RIGHTS

         The medical devise industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others' proprietary rights. In particular, our competitors and other third parties hold issued patents and are assumed to hold pending patent applications which may result in claims of infringement against us or other patent litigations. We also may have to participate in interference proceeding declared by the United Sates Patent and Trademark Office, which could result in substantial cost, to determine the priority of inventions. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with our products.

WE MAY NOT BE ABLE TO PROTECT OUR TRADE SECRETS

         We rely on unpatented trade secrets to protect our proprietary technology. We can give no assurance that others will not independently develop or acquire substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technology. We rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants. We can give no assurance that these agreements will not be breached, that we would have adequate remedies for any, breach or that our trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on Cambridge Heart, Inc.

WE MAY NOT BE ABLE TO OBTAIN THIRD-PARTY REIMBURSEMENT

         Our revenues currently depend and will continue to depend, to a significant extent, on sales of products containing our T-wave Alternans technology. Our ability to successfully commercialize these products depends in part on the availability of, and our ability to obtain, adequate levels of third-party reimbursement for use of these products. Only limited reimbursement is currently available for the performance of the Alternans Test.

         The amount of reimbursement in the United States that will be available for the performance of the Alternans Test is uncertain and may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Our ability to commercialize the CH2000 and Heartwave Alternans Systems successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing an Alternans Test and associated sensors are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations.

         We do no know whether the availability of reimbursement in the United States or foreign countries for the performance of an Alterans Test will increase, or will not be decreased in the future or that reimbursement amounts will not reduce the demand for, or the price of, the Ch2000 or Heartwave Alternans Systems. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical tests using the Ch2000 or Heartwave Alternans Systems would have material adverse effect on Cambridge Heart.

                                     ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         In January 1997, the securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, marketable securities, trade receivables and trade payables approximates fair value at June 30,2000 due to the short maturities of these instruments.

                           PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 31, 2000 (the "Annual Meeting"). At the Annual Meeting, Jeffrey M. Arnold and Maren D. Anderson were each elected as Class I Directors for a three year term. The other directors whose terms of office continue after the meeting are as follows: Harris A. Berman, M.D., Richard J. Cohen, M.D.,Ph.D., Jeffrey J. Langan, Daniel M. Mulvena.

     The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1. To elect Jeffrey M. Arnold and Maren D. Anderson to serve as Class I Directors of the Company for the ensuing three years.

        For:  11,284,540               Withheld:  53,306

2. To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the year ending December 31, 2000.

        For:  11,298,791               Against:  20,500          Abstain: 18,555


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------
     10.1*                    Distribution and License Agreement dated May 10,
                              2000 between the Registrant and SMI Medical, Inc.

     11                       Statement re Computation of Net Loss per Share

     27                       Financial Data Schedule


*  Confidential treatment has been granted as to certain portions.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAMBRIDGE HEART, INC.

Date: August 11, 2000                       By: /s/ Jeffrey M. Arnold
                                              --------------------------------
                                              Jeffrey M. Arnold
                                              Chairman, President, Chief
                                              Executive Officer