Form 10-Q
period 2000-09-30
CAMBRIDGE HEART INC
filed 2000-11-14
CIK 913443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period
ended September 30, 2000                        Commission File Number 0-20991

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

Yes  X    No
   -----    -----


Number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2000:


              Class                               Number of Shares Outstanding
- ---------------------------------------           ----------------------------
Common Stock, par value $.001 per share                   17,052,597

                              CAMBRIDGE HEART, INC.

                                      INDEX

                                                                   PAGE NUMBER
                                                                   -----------
PART I.   FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 1999 AND
                     SEPTEMBER 30, 2000                                   3

                     STATEMENT OF OPERATIONS
                     FOR THE THREE MONTH AND NINE MONTH
                     PERIODS ENDED SEPTEMBER 30, 1999 AND 2000            4

                     STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTH PERIOD ENDED
                     SEPTEMBER 30, 1999 AND 2000                          5

                     NOTES TO CONDENSED FINANCIAL
                     STATEMENTS                                           6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                           8

          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK                                         17


PART II.  OTHER INFORMATION

          ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS           17

          ITEM 5.    OTHER INFORMATION                                   17

          ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                    18

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                              CAMBRIDGE HEART, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                    December 31,  September 30,
                                                        1999          2000
                                                    ------------  -----------
                                                                   (Unaudited)
Assets
Current assets:
Cash and cash equivalents.......................    $  2,657,392  $ 2,271,921
Marketable securities...........................       6,518,924   10,882,348
Accounts receivable,(net of allowance for doubtful
 accounts of $7,725 and $53,197 at December 31, 1999
 and September 30, 2000)........................         577,156      509,819
Inventory.......................................         460,913      502,081
Prepaid expenses and other current assets.......         140,197       95,642
                                                     -----------  -----------
  Total current assets..........................      10,354,582   14,261,811

Fixed assets, net...............................         645,931      810,086
Other assets....................................         453,097      564,095
                                                     -----------  -----------
                                                     $11,453,610  $15,635,992
                                                     ===========  ===========
Liabilities and stockholders' equity
Current liabilities:
Accounts payable................................     $   679,660  $   467,281
Accrued expenses................................         517,936      658,163
Short term debt.................................         206,727       92,380
                                                     -----------  -----------
Total current liabilities.......................       1,404,323    1,217,824
                                                     -----------  -----------
Stockholder's equity:
Common stock, $.001 par value; 20,000,000 shares
 authorized; 13,921,357 and 17,046,310 shares
 issued and outstanding at December 31, 1999
 and September 30, 2000, respectively...........          13,921       17,046
Additional paid-in capital......................      39,120,605   49,376,299
Accumulated deficit.............................     (29,035,803) (34,945,130)
                                                     -----------  -----------

                                                      10,098,723   14,448,215
Less: deferred compensation.....................         (49,436)     (30,047)
                                                     -----------  -----------
  Total stockholders' equity....................      10,049,287   14,418,168
                                                     -----------  -----------
                                                     $11,453,610  $15,635,992
                                                     ===========  ===========

           See accompanying notes to condensed financial statements.

                                        CAMBRIDGE HEART, INC.
                                       STATEMENT OF OPERATIONS
                                              (Unaudited)

                                             Three months ended              Nine months ended
                                                September 30,                   September 30,
                                       ---------------------------     --------------------------
                                          1999           2000             1999          2000
                                       ------------   ------------     -----------   ------------
Revenue.............................   $   540,298    $   432,839      $ 1,635,121   $ 1,303,322
Cost of goods sold..................       537,699        424,448        1,517,214     1,314,676
                                       -----------    -----------      -----------   -----------
                                             2,599          8,391          117,907       (11,354)
Cost and expenses:
Research and development............       699,332        677,224        2,086,515     2,263,201

Selling, general and administrative      1,214,224      1,367,310        3,538,891     3,985,801
                                       -----------    -----------      -----------   -----------

  Loss from operations..............    (1,910,957)    (2,036,143)      (5,507,499)   (6,260,356)

Interest income.....................        80,048        102,307          211,236       351,029
                                       -----------    -----------      -----------   -----------

Net loss............................   $(1,830,909)   $(1,933,836)     $(5,296,263)  $(5,909,327)
                                       ===========    ===========      ===========   ===========

Net loss per share basic and diluted   $     (0.15)   $     (0.13)     $      (.46)  $      (.40)
                                       ===========    ===========      ===========   ===========
Weighted average common
 shares outstanding basic and diluted   11,865,739     15,097,940       11,546,176    14,753,727
                                       ===========    ===========      ===========   ===========


           See accompanying notes to condensed financial statements.

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                             Nine months ended September 30,
                                                             -----------------------------
                                                                 1999            2000
                                                             -------------   -------------
Cash flows from operating activities:
  Net loss...............................................      $(5,296,263)   $(5,909,327)
  Adjustments to reconcile net loss to net
  cash used for operating activities:
  Depreciation and amortization..........................          399,297        400,595
  Loss on Disposal of fixed assets.......................                          16,826
  Compensation expense on stock options..................           27,855        106,564
  Changes in operating assets and liabilities:
    Accounts receivable..................................          (94,863)        67,337
    Inventory............................................           28,505        (41,168)
    Prepaid expenses and other current assets............           33,225         44,555
    Other assets ........................................           13,807           (383)
    Accounts payable and accrued expenses................          (23,998)       (72,152)
                                                                -----------    -----------
      Net cash used for operating activities.............       (4,912,435)    (5,387,153)
                                                                -----------    -----------
Cash flows from investing activities:
  Purchase of marketable securities .....................      (25,412,435)   (25,045,594)
Net maturity/sale of marketable securities...............       24,795,214     20,682,170
  Purchase of fixed assets...............................         (294,129)      (384,011)
  Capitalization of software development costs...........         (208,644)      (308,181)
                                                                -----------    -----------
    Net cash used in investing activity..................       (1,119,994)    (5,055,616)
                                                                -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance
    costs................................................        4,726,489     10,171,645
  Net payment of bank credit line........................                -       (114,347)
                                                                -----------    -----------
    Net cash provided by financing activities............       (1,305,940)    10,057,298

Net decrease in cash and cash equivalents................       (1,305,940)      (385,471)
Cash and cash equivalents, beginning of year.............        2,426,032      2,657,392
                                                               -----------    ------------
Cash and cash equivalents, end of period.................      $ 1,120,092    $ 2,271,921
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

2.   BASIS OF PRESENTATION

     The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 1999 and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and its cash flows for the six month periods ended September 30, 1999 and 2000, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

3.   INVENTORIES

     Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method.


4.   NET LOSS PER SHARE

     Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 1,519,238 and 3,136,845 of potential common stock equivalents from the calculation of diluted weighted average share amounts for the three and nine month periods ended September 30, 1999 and 2000 respectively, as its inclusion would have been anti-dilutive.

5.   Financings

     In January 2000 the Company raised gross proceeds of $2.1 million less approximately $36,000 in issuance costs from the sale of 600,000 shares of Common Stock through a private placement with a single investor at a 10% discount to the final trading price of the Company's stock on the NASDAQ on January 11, 2000. In addition, warrants with a four year term for the purchase of 120,000 shares of Common Stock at $3.50 per share were issued. If the Company sells Common Stock in a capital raising transaction at a lower price per share over the next 12 months, the investor has the right to receive additional shares to adjust the price of the transaction. The sales agent, Sunrise Securities, Inc. received as commission 45,160 shares of common stock and warrants with a four year term for the purchase of 45,161 shares of Common Stock at $4.20 per share. The proceeds of the sale are being used to fund operations. A subsequent capital raising transaction was completed in September 2000. This transaction did not obligate the Company to issue to the investor additional shares as the share price of those shares issued did not fall below the $3.50 share price.

     In September 2000 the Company raised gross proceeds of $8.4 million less approximately $618,000 in issuance costs from the sale of 2,390,000 shares of Common Stock through a private placement at $3.50 per share, the final trading price of the Company's stock on the NASDAQ on September 13, 2000. In addition, warrants with a five year term for the purchase of 717,000 shares of Common Stock at $3.50 per share were issued. The sales agent, Sunrise Securities, Inc. received as commission warrants with a five year term for the purchase of 143,400 shares of Common Stock at $4.20 per share. The proceeds of the sale will be used to fund operations. This transaction did not require the Company to issue any additional shares under the terms of any previous financing agreements.

6.   New Accounting Pronouncements

     During April 2000, the Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion No. 25". Among other issues, FIN 44 clarifies (a) the definition of an employee, (b) the criteria for determining whether a stock award plan qualifies as non-compensatory, and (c) the accounting consequences of various award modifications. This interpretation became effective July 1, 2000. The adoption of FIN 44 did not have a significant impact on our financial position and results of operations.

     During June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, an amendment to SAB 101, "Revenue Recognition in Financial Statements". SAB 101B defers the required implementation of SAB 101 until the fiscal quarter ended December 31, 2000. The adoption of SAB 101 is not expected to have a significant effect on our financial position and results of operations.

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

        During the quarter ended September 30, 2000, the Company began the shipment of the stress test model of its new Heartwave System for the prediction of life threatening heart rhythm disturbances and sudden death via the measurement of Microvolt T-wave Alternans. The device utilizes the Company's previously FDA cleared proprietary T-wave Alternans technology and disposable Micro-V Alternans Sensors. It attaches to any manufacturer's stress test system, to allow cardiologists to conduct an Alternans test. The Company will also introduce an electrophysiology "EP" model of the Heartwave which, when used together with an EP Lab system and the Company's proprietary disposable Micro-V Alternans Sensors, will allow an electrophysiologist to perform an Alternans test in the EP Lab. The stress model will provide greater access to the market of potential customers who are interested in performing Alternans tests but who are not in the market for a new stress test system. The EP model will provide electrophysiologists the ability to measure T-wave Alternans while performing an EP study. The Company anticipates that the availability of this product will have a positive impact on its efforts to accelerate the rate of clinical use of its Alternans technology. During the quarter ended September 30, 2000, the Company received orders for a total of 10 Heartwave systems of which 4 stress models were shipped in September and the remaining 6 (5 EP models and 1 stress model) were in backlog at the end of the quarter. The Company anticipates that it will begin shipment of the EP model of the Heartwave by the end of the year.

        With the release to the market of the Company's Heartwave system during the third quarter, the Company has begun to transition its sales efforts away from the CH2000 System to the new Heartwave Systems. The experience during the third quarter has been that the Heartwave has a shorter selling cycle than that experienced with the CH2000.

        In September, the Company completed a transaction for the sale of 2,390,000 shares of its Common Stock through a private placement at $3.50 per share, the final trading price of the Company's stock on the NASDAQ on September 13, 2000. The investors, led by Frontier Capital Management of Boston, MA, also received warrants with a five year term for the purchase of an additional 717,000 shares of Common at $3.50. The Company intends to use the proceeds to support the planned growth of its sales and field support organizations in the United States.

      The Company hired 2 new sales representatives in the US bringing the total number of direct sales personnel to 7 at the end of the third quarter. The Company anticipates that it will add an additional 2 or 3 representatives during the fourth quarter.

      Progress was made during the quarter in the areas of reimbursement coverage and coding. Medicare began reimbursement in August for the Alternans Test through the new Prospective Payment System created by the Health Care Financing Administration (HCFA) for hospital outpatient costs. In addition, the Medicare payers in Texas and Florida began paying for Alternans Tests performed in the doctor's office. The Committee on Health Policy of the North American Society of Pacing and Electrophysiology (NASPE) announced their support of the Company's application for the establishment of a new Current Procedural Terminology (CPT) code for the Alternans Test. NASPE is expected to provide notice of their support to the American College of Cardiology and to the American Medical Association which is the final decision-making body in the establishment of new CPT codes. The support of the Specialty practice is very important to the Company's ability to obtain a unique CPT code for its Alternans Test.

      Earlier in the year, the Company entered into a strategic marketing alliance with Spacelabs Medical, Inc. ("Spacelabs"). The alliance provides for Spacelabs to market and distribute the Company's Alternans software and proprietary Micro-V Alternans disposable sensors for use with Spacelabs Burdicks's stress test systems. The initial shipments under this agreement have been delayed from the fourth quarter of 2000 until the first quarter of 2001.

      A major British medical journal, The Lancet, published the results of a study that concluded that the Company's T-Wave Alternans technology is the most effective non-invasive test off all the tests studied in identifying congestive heart failure (CHF) patients at risk for developing life threatening abnormal heart rhythms. The study results suggest that the Microvolt T-Wave Alternans Test can help save lives by enabling clinicians to accurately assess the risk of sudden cardiac death among CHF patients with no prior history or symptoms of abnormal heart rhythms, and to initiate appropriate preventive therapy.

      In September 2000, the Company took a major step to strengthen its management team by adding David Chazanovitz as President and Chief Operating Officer. Mr. Chazanovitz will be responsible for the day to day operations of the Company. Jeffrey M. Arnold, who resigned as President of the Company in September 2000, will remain as Chairman and Chief Executive Officer of the

Company. Mr. Chazanovitz has over 28 years of sales, marketing and general management experience in the medical products market ranging from early stage device companies to larger more established businesses. As the former President of the C. R. Bard Electrophysiology and USCI divisions he has direct knowledge of the cardiology market. For the past five years, Mr. Chazanovitz has been a Divisional President for NMT Medical.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 2000

      Revenue for the three month periods ended September 30, 1999 and 2000 was $540,298 and $432,839 respectively, a decrease of 20%, highlighting the shift in U.S. sales from standard stress systems to Alternans Systems. Revenue for the nine month periods ended September 30, 1999 and 2000 were $1,635,121 and $1,303,322 respectively, a decrease of 20%. The overall decline in revenue is primarily attributable to the Company's change in its sales focus away from standard stress systems to T-wave Alternans systems. Sales of standard stress test systems declined 58% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 while revenue from the sale of T-wave Alternans product increased 17% for the same period. T-wave Alternans product now represents 64% of the company's total revenue as compared to 44% for the nine month periods ended September 30, 2000 and 1999.

      The Company's revenue recognition method for license fees is to recognize income ratably over the term of the license. License fee revenue represented $12,500 or 3% of the total revenue for the quarter ended September 30, 2000 as compared $0 for the same period in 1999. For the nine month periods ended September 30, 2000, license fee revenue contributed $12,500 or 4% of the total revenue decline as compared to the same period in 1999.

      Gross margin on products sold for the three month periods ended September 30, 1999 and 2000 was less than 1% and 2% of revenue respectively. Gross margin for the nine month periods ended September 30, 1999 and 2000 was 7% and (1%) of revenue respectively. The overall decline in margin percentage to sales reflects the effect of lower equipment sales volume on the utilization of fixed labor and overhead costs.

      Research and development expenses decreased from $699,332 in the three month period ended September 30, 1999 to $677,224 for the same period of 2000, a decrease of 3%. Costs associated with the development of the Company's Heartwave product continued to account for the majority of expenses for the quarter. The focus of the Company's fourth quarter R&D spending will be in support of the final phase of development of the Heartwave EP model. Research and Development expenses for the nine month period ended September 30, 1999 and 2000 were $2,086,515 and $2,263,201 respectively, an increase of 8%. This increase is attributable to the release of the Heartwave product.


      Selling, general and administrative expenses increased from $1,214,224 in the three month period ended September 30, 1999 to $1,367,310 in the same period in 2000, an increase of 13%. For the nine month period ended September 30, 1999 and 2000, selling, general and administrative expenses were $3,538,891 and $3,985,801 respectively. The increase reflects marketing promotional and communications costs associated with the introduction of the Heartwave. In addition, the Company added 2 new sales representatives and one new clinical support specialist to its U.S. field organization during the third quarter of 2000. These new hires coincide with the release of the Company's Heartwave stress system in the third quarter. Hiring of additional sales representatives is expected to continue during the fourth quarter of 2000 and for the full year 2001. Spending continues in the area of reimbursement with the Company's efforts targeted at gaining reimbursement from third party private payers and Medicare healthcare providers who clinically perform the Alternans Test. Selling, general and administrative expenses are expected to increase as revenues grow and the Company continues to expand its direct sales headcount.

      Interest income was $80,048 for the three month period ended September 30, 1999 compared to $102,307 for the same period in 2000. For the nine month period ended September 30, 1999 and 2000, interest income was $211,236 and $351,029 respectively. This increase resulted from a higher level of invested cash for the nine months ended September 30, 2000 when compared to the same period last year due to the equity financings completed during the current year.

LIQUIDITY AND CAPITAL RESOURCES

      During September 2000, the Company raised $7.7 million (net of issuance costs of $618,000) from the sale of 2,389,500 shares of common stock issued an effective price of $3.50 per share. In addition the Company continues to utilize a $500,000 line of credit collateralized by selected customer accounts receivable. The amount of utilization of the credit line as of September 30, 2000 was approximately $92,000.

      As of September 30, 2000, the company had cash, cash equivalents and marketable securities of $13,154,269. During the nine month period ended September 30, 2000, the Company's cash, cash equivalents and marketable securities increased by $3,977,953 or 43%, consistent with its net loss for the nine month period of $5,909,327 net of proceeds from the sale of common stock in January 2000 of $2,064,000 and proceeds from the sale of common stock in September 2000 of $7,746,000.

      Inventory levels increased from $460,913 to $502,081 as of December 31, 1999 and September 30, 2000 respectively. The inventory increase is mainly attributable to the planned build of Heartwave components in preparation for estimated shipments during the fourth quarter.

      Fixed asset additions during the year primarily represent increased clinical research units and the cost of capitalized production tooling and molds for the Heartwave product. The Company expects capital expenditure increases associated with the Heartwave will continue for the balance of Fiscal 2000. The company does not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

      Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $10,000 to $40,000 per year in total through 2008. The Company is committed to pay an aggregate of $320,000 of such minimum license maintenance fees subsequent to September 30, 2000 as the technology is used. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements

      The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through the next twelve months.

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

                         RISKS RELATED TO OUR OPERATIONS

WE MAY NEVER GENERATE SUBSTANTIAL REVENUES

         We are engaged primarily in the commercialization, manufacture, research and development of our products for the non-invasive diagnosis of cardiac disease. We have incurred substantial and increasing net losses through September 30, 2000. There can be no assurance that we will ever generate substantial revenues or achieve profitability on a quarterly or annual basis. Revenues generated from the sale of our products will depend upon numerous factors, including:

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

      Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

OUR TECHNOLOGY MAY NEVER ACHIEVE MARKET ACCEPTANCE

      We believe that our future success will depend, in large part, upon the successful commercialization and market acceptance of our Microvolt T-Wave Alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of the technology. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our Microvolt T-Wave Alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

THE RESULTS OF FUTURE CLINICAL STUDIES MAY NOT SUPPORT THE USEFULNESS OF OUR TECHNOLOGY

      We have sponsored and are continuing to sponsor clinical studies relating to our Microvolt T-Wave Alternans technology and Micro-V disposable sensors to establish the prognostic value of such technology. Although studies on high risk patients to date have indicated that the measurement of Microvolt T-Wave Alternans to predict the vulnerability to ventricular arrhythmia is comparable to electrophysiology testing, we do not know whether the results of such studies, particularly studies involving patients who are not high risk, will continue to be favorable. Any clinical studies or trials which fail to demonstrate that Microvolt T-Wave Alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, or our other technologies, would have a material adverse effect on our business, financial condition and results of operations.

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

            RISKS RELATED TO THE MAKKET FOR CARDIAC DIAGNOSTIC EQUIPMENT

OUR BUSINESS COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS

      The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we intend to conduct business, including clinical trials and product marketing and sales, there can be no assurance that such coverage is adequate or will continue to be available. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of our products or cause a significant financial burden on Cambridge Heart, or both, and could have a material adverse effect on our business, financial condition and ability to market our products as currently contemplated.

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

OTHERS COULD CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS

      Our commercial success will depend in part on our neither infringing patents issued to others nor breaching the licenses upon which our products might be based. We have licensed significant technology and patents from third parties, including patents and technology relating to Microvolt T-Wave Alternans and cardiac electrical imaging licensed from The Massachusetts Institute of Technology. Our licenses of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on our part. If we fail to comply with these requirements, licenses could convert from being exclusive to nonexclusive in nature or could terminate.

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

WE MAY NOT BE ABLE TO OBTAIN THIRD-PARTY REIMBURSEMENT

      Our revenues currently depend and will continue to depend, to a significant extent, on sales of products containing our Microvolt T-Wave Alternans technology. Our ability to successfully commercialize these products depends in part on the availability of, and our ability to obtain, adequate levels of third-party reimbursement for use of these products. Only limited reimbursement is currently available for the performance of the Alternans Test.

      The amount of reimbursement in the United States that will be available for the performance of the Alternans Test is uncertain and may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Our ability to commercialize the CH2000 Alternans Systeem and Heartwave Systems successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing an Alternans Test and associated sensors are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations.

      We do no know whether the availability of reimbursement in the United States or foreign countries for the performance of an Alterans Test will increase, or will not be decreased in the future or that reimbursement amounts will not reduce the demand for, or the price of, the Ch2000 Alternans System or Heartwave Systems. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical tests using the Ch2000 Alternans System or Heartwave Systems would have material adverse effect on Cambridge Heart.

                                     ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In January 1997, the securities and Exchange Commission issued Financial Reporting Release No. 48, which expands the disclosure requirements for certain derivatives and other financial instruments. The Company does not utilize derivative financial instruments. The carrying amounts reflected in the balance sheet of cash and cash equivalents, marketable securities, trade receivables and trade payables approximates fair value at September 30, 2000 due to the short maturities of these instruments.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On September 14, 2000, the Company completed the sale of 2,390,000 shares of its Common Stock for an aggregate price of $8,365,000 to a group of investors introduced to the Company by Sunrise Securities Corp., which acted as placement agent, and led by Frontier Capital Management. The Company also issued warrants to the investors for the purchase of 717,000 shares of its Common Stock at an exercise price of $3.50 per share and a term of five years. As compensation for its services as placement agent, Sunrise Securities Corp. received a cash fee of $525,097, 45,160 shares of the Company's Common Stock and warrants for the purchase of 143,400 shares of the Company's Common Stock at an exercise price of $4.20 per share and term of five years. The proceeds of the sale will be used to fund operations. This transaction was exempt from registration requirements pursuant to Section 4(2) and Rule 506 of the Securities Act of 199, as amended.

Item 5.  OTHER INFORMATION

      David A. Chazanovitz was appointed to the Board of Directors on October 6, 2000. Mr. Chazanovitz joined the Company as its President and Chief Operating Officer on October 23, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

                                  EXHIBIT INDEX

Exhibit Number                Description
----------------              -----------
     10.1*                    Americorp Remarketing Agreement

     10.2                     Officers Severance Agreement

     11                       Statement re Computation of Net Loss per Share

     27                       Financial Data Schedule

*  Confidential treatment requested as to certain portions.

(b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAMBRIDGE HEART, INC.

Date: November 14, 2000                  By: /s/ Jeffrey M. Arnold
                                         --------------------------------
                                         Jeffrey M. Arnold
                                         Chairman, Chief
                                         Executive Officer