Form 10-K
period 2000-12-31
CAMBRIDGE HEART INC
filed 2001-03-26
CIK 913443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-20991
                            ------------------------

                             CAMBRIDGE HEART, INC.
             (Exact Name of Registrant as Specified in its Charter)
                            ------------------------

               DELAWARE                                     13-3679946
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

     1 OAK PARK DRIVE, BEDFORD, MA                            01730
    (Address of Principal Executive                         (Zip Code)
               Offices)

                            ------------------------

                                 (781) 271-1200
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $0.001 par value
                                 TITLE OF CLASS
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    The aggregate market value of voting common stock held by non-affiliates of the registrant was $43,846,751 based on the last reported sale price of the common stock on the Nasdaq National Market on March 21, 2001.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 17,052,889 shares of $0.001 par value common stock as of March 21, 2001

                      Documents incorporated by reference:

DOCUMENT DESCRIPTION                                              10-K PART
--------------------                                          -----------------
Portions of the Registrant's Proxy Statement for the Annual
  Meeting of Shareholders
  to be held May 31, 2001...................................          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac arrest and the early detection of coronary artery disease. Our proprietary technology, Microvolt T-Wave Alternans is the only diagnostic tool cleared by the U.S. Food and Drug Administration to non-invasively measure Microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient's heartbeat. These tiny heartbeat variations--measured at one millionth of a volt--are detected during a typical treadmill or bicycle exercise stress test by our proprietary Micro-V Alternans Sensors, which are placed on a patient's chest. Extensive clinical research has shown that patients with symptoms of or at risk of life threatening arrhythmias who test positive for Microvolt T-Wave Alternans are at increased risk for subsequent sudden cardiac events including sudden death. Sudden cardiac arrest accounts for approximately one-half of all deaths due to heart attack, or about 300,000, in the United States each year, and is the leading cause of death in people between the ages of 45 and 65.

    Our CH 2000 Alternans System, which we refer to as the CH 2000, Heartwave System and Heartwave EP System, which together we refer to as Heartwave, and Micro-V Alternans Sensors have all received 510(k) clearance from the FDA for sale in the United States. Our CH 2000 and Micro-V Alternans Sensors have received the CE mark for sale in Europe and have been approved for sale by the Ministry of Health in Japan. The 510(k)clearance for the CH 2000 and the Heartwave includes the claim that they can measure Microvolt T-Wave Alternans, and the presence of Microvolt T-Wave Alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of ventricular tachyarrhythmia or sudden death.

COMPANY OVERVIEW

    Research using our Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors to predict increased risk of ventricular tachyarrhythmias indicates that our CH 2000 and Heartwave products have the following advantages:

    - Accuracy--Extensive clinical research to date has shown that the presence of microvolt levels of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event such as ventricular tachyarrhythmia or sudden death. The predictive capabilities of our technology exceed those of all other non-invasive diagnostics and is at least comparable to the results of an invasive electrophysiology study.

    - Non-invasive--Unlike electrophysiology studies, which require the insertion of electrical catheters into the patient's heart our CH 2000 and Heartwave systems require only the placement of our Micro-V Alternans Sensors on the patient's chest and the elevation of the patient's heart rate through exercise, pharmacologic agents and pacing.

    - Broad Applicability--Approximately six million standard stress tests and three million imaging stress tests are performed in the United States each year. The CH 2000 is able to perform both of these tests and to simultaneously assess the risk of sudden cardiac death due to ventricular arrhythmias with only a modest increase in the total cost of the procedure. The Heartwave is capable of assessing the risk of sudden cardiac death when used in conjunction with any manufacturer's stress test using standard stress test protocols or when connected to any electrophysiology monitoring system.

    - Non-Hospital Setting--Unlike invasive electrophysiology studies and other tests which require a hospital setting, both the CH 2000 and the Heartwave can be used in a physician's office.

    - Procedure Cost Advantages--An alternans test costs approximately $300 per procedure, compared with approximately $3,000 to $4,000 for an electrophysiology study.

    - System Affordability--A fully equipped CH 2000 is priced in the United States starting at approximately $29,000, while a Heartwave is priced at $14,900. We have made several financing programs available to customers aimed at minimizing the amount of initial cash investment required to acquire either system in return for a commitment to purchase Micro-V Alternans Sensors at a fixed price.

    We are continuing to conduct research into the detection of ischemic heart disease using our cardiac electrical imaging technology. Cardiac electrical imaging provides an image of the electrical activity of the heart that is highly sensitive to changes resulting from ischemia which is the lack of oxygen caused by coronary artery disease or acute myocardial infarction, commonly known as a heart attack. We are conducting research to determine the extent to which this technology provides for enhanced detection and localization of coronary artery disease during a standard exercise stress test.

    Cambridge Heart was incorporated in Delaware in 1990. Our executive offices are located at 1 Oak Park Drive, Bedford, Massachusetts 01730.

PRINCIPAL PRODUCTS AND APPLICATIONS

    THE HEARTWAVE

    We have developed two models of our Heartwave product. The Heartwave System, which was designed to operate with any manufacturer's stress test system during the perfomance of a standard stress test, and the Heartwave EP System, which functions in conjunction with the electrophysiology monitoring equipment in a hospital's electrophysiology lab. Both systems require elevation of the patients heart rate to produce an accurate result. They collect and process the Microvolt T-Wave Alternans data using our proprietary Micro-V Alternans Sensors and our Analytic Spectral Method of measuring microvolt levels of alternans.

    Each of our Heartwave products are portable and include:

    - a Pentium processor that provides real-time alternans computations and storage of the 10 most recent tests;

    - an LCD touch screen that displays key test parameters and means of entering patient information;

    - a digital ECG amplifier that, working in concert with our Micro-V Alternans Sensors, makes alternans measurements possible to levels below one microvolt;

    - printed trend reports with guided interpretation for quick, accurate analysis.

    THE CH 2000

    Our CH 2000 is a diagnostic system designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac stress tests. It is capable of controlling both treadmill and bicycle ergometers and is well suited for standard, nuclear or echocardiogram stress tests. The CH 2000 is compatible with standard electrodes for routine stress tests and our Micro-V Alternans Sensors for a Microvolt T-Wave Alternans test.

    MICROVOLT T-WAVE ALTERNANS AND VENTRICULAR ARRHYTHMIAS: CLINICAL STUDIES

    The association between ventricular arrhythmia and the presence of extremely low levels of Microvolt T-Wave Alternans not detectable by visual inspection of the ECG was unknown until the early 1980s. Research conducted in Dr. Richard Cohen's laboratory at The Massachusetts Institute of

Technology indicated that the presence of microvolt (one-millionth of a volt) levels of alternans was predictive of vulnerability to ventricular arrhythmias responsible for sudden cardiac arrest. Dr. Cohen, a founder and director of, and consultant to, us, and his associates developed the technology to quantify this electrical conduction pattern which we exclusively licensed and which forms the basis of our proprietary technology.

    In a study of 83 patients conducted at Massachusetts General Hospital in collaboration with Dr. Cohen's laboratory at The Massachusetts Institute of Technology, published in the NEW ENGLAND JOURNAL OF MEDICINE in December 1994, the detection of Microvolt T-Wave Alternans at certain levels in patients referred for electrophysiology studies was shown to be as accurate as invasive electrophysiology testing in predicting sudden cardiac arrest and life-threatening ventricular arrhythmias. In the high risk population studied for up to 20 months following the procedure, an actuarial analysis involving 66 patients indicated that 81% of those testing positive for Microvolt T-Wave Alternans died or suffered a life-threatening arrhythmia within 20 months of the test; only 6% of the patients testing negative for Microvolt T-Wave Alternans did so. These results were comparable to those obtained with invasive electrophysiology testing and were more predictive than those that have been reported using other non-invasive methods.

    Another study was conducted by Professor Stefan Hohnloser of J.W. Goethe University, Frankfurt, Germany, the results of which were published in December 1998 in the JOURNAL OF CARDIOVASCULAR ELECTROPHYSIOLOGY. In this study, 95 patients receiving an implantable cardioverter-defibrillator underwent electrophysiology testing and most of the other accepted non-invasive risk stratification tests, including Microvolt T-Wave Alternans testing. Professor Hohnloser reported that the detection of the presence of Microvolt T-Wave Alternans was found to be more accurate than all other invasive and non-invasive tests studied in predicting recurrences of ventricular tachycardia and ventricular fibrillation, the abnormal heart rhythms associated with sudden cardiac arrest.

    During 1998, we completed a prospective multi-center study, the results of which were published in December 2000 in the JOURNAL OF THE AMERICAN COLLEGE OF CARDIOLOGY. The primary endpoint was a ventricular tachyarrhythmic event which was defined as sudden cardiac death, appropriate firing of an implantable cardioverter-defibrilator or resuscitated sustained ventricular tachycardia or fibrillation. In 313 consecutive patients referred for electrophysiology study to evaluate known, suspected or risk of arrhythmias, Microvolt T-Wave Alternans was a highly significant predictor of a ventricular tachyarrhythmic event and was more predictive than electrophysiology, with a relative risk of 10.9 for Microvolt T-Wave Alternans versus 7.1 for electrophysiology. The secondary endpoint was a ventricualr tachyarrhythmic event plus all death due to any cause. Microvolt T-Wave Alternans was a highly significant predictor of this endpoint and was also more predictive than electrophysiology, with a relative risk of 13.9 versus 4.7 for electrophysiology. Relative risk is the chance of having a cardiac event if the test is positive divided by the chance of having a cardiac event if the test is negative. The greater the number, the more predictive the test.

    Microvolt T-Wave Alternans was also evaluated as a predictor of electrophsyiology study results in a protocol that enrolled a subset of 242 patients. Patient characteristics between this subset and the total 317 patients were not materially different. In 140 patients who completed all study procedures in accordance with the protocol and had determinate results for both T-wave alternans and electrophysiology, Microvolt T-Wave Alternans predicted the results of electropysiology with a sensitivity of 76%, a specificity of 65% and a relative risk of 3.93.

    In March 2000 the results of a study of 102 patients with an acute myocardial infarction were published in the JOURNAL OF THE AMERICAN COLLEGE OF CARDIOLOGY. The study found that 28% of the patients testing positive for Microvolt T-Wave Alternans had sustained a ventricular tachycardia or fibrillation during the following 12 months, whereas, 98% of the patients testing negative for Microvolt T-Wave Alternans had no such event. For Microvolt T-Wave Alternans the relative risk, which is the chance of having an event if the test is positive divided by the chance of having an event if the test is negative, was 16.8, the highest of any of the comparable tests performed in this study.

    In August 2000 the results of a study of 107 patients with congestive heart failure were published in the British medical journal, THE LANCET. The researchers found that Microvolt T-Wave Alternans is the most effective non-invasive test to identify congestive heart failure patients at risk for developing life-threatening abnormal heart rhythms. The results suggest that the Microvolt T-Wave Alternans test can help save lives by enabling clinicians to accurately assess the risk of sudden cardiac death among congestive heart failure patients with no prior history or symptoms of abnormal heart rhythms, and to initiate appropriate preventive therapy. Researchers followed 107 congestive heart failure patients with no prior history of sustained ventricular arrhythmias for 18 months. Microvolt T-Wave Alternans and six other clinical measures that have traditionally been used to assess the risk of sudden death were also obtained for the patients involved in this study. Of all seven measures, Microvolt T-Wave Altenans was the only statistically significant predictor of sudden death. Among those patients with a positive Microvolt T-Wave Alternans test, the rate of sudden death or resuscitated life-threatening arrhythmia was 21 percent at 18 months following the test.

MARKETING AND SALES

    The installed base of standard stress test systems in the United States is estimated to be 23,000 units. The market is very mature, with approximately 10% replacement of existing units each year, and is dominated by a few large manufacturers. With the CH 2000 as our featured product, our sales efforts were limited to the 10% of the market that was replaced each year and the limited availability of hospital capital budgets. These circumstances provided for an excessively long sales cycle and was a limiting factor in our success in expanding the market for our Microvolt T-Wave Alternans technology.

    In the final quarter of 2000, we expanded our product line with the introduction of the Heartwave. The Heartwave stress model was introduced in September and is designed to be used with any manufacturer's standard stress test system to non-invasively predict a patient's risk of sudden cardiac death with accuracy comparable to that of an electrophysiology study. Using our proprietary Micro-V Alternans Sensors and our proprietary Analytic Spectral Method of measurement, the Heartwave is able to measure and collect alternans data at a microvolt level. The fact that the Heartwave is capable of measuring Microvolt T-Wave Alternans while connected to any standard stress test system, expands the size of the available market for our technology from 10% of the installed base of stress test systems to 100% of the installed base. The Heartwave is an alternans-only unit and does not require that the customer be in the market for a new stress unit. This product creates new opportunities to focus our sales efforts on expanding the market opportunities for our proprietary technology, Microvolt T-Wave Alternans, and increasing its clinical use by electrophysiologists and clinical cardiologists.

    In December 2000 we introduced a second Heartwave model, our Heartwave EP System. Using the same Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors, this unit is designed to be used by an electrophysiologist in conjunction with the performance of an electrophysiology study and integrated with the hospital's electrophysiology monitoring equipment.

    We believe that the keys to the adoption of our proprietary Microvolt T-Wave Alternans technology as the standard of care for the diagnosis of heart disease are reimbursement by third party insurers to healthcare providers for performance of the test, continued publication of clinical study results in medical journals and continued positive clinical experience with our products. We believe that the trend toward management of health care costs in the United States will lead to increased awareness of, and emphasis on, early detection and prevention of heart disease, and will increase demand for cost-effective diagnostic tests. The commercial success of our proprietary technologies will require marketing, educational and sales efforts to encourage cardiologists and other medical professionals to use the test in their medical practices for the measurement of Microvolt T-Wave Alternans. We have trained and expect to continue to train well-respected clinicians and their professional staff in the use of Microvolt T-Wave Alternans testing as a means of identifying patients at risk of sudden cardiac death. We have funded studies to further demonstrate the efficiency of our technologies, and we expect to fund additional studies in the future. We intend to continue to encourage the presentation of the results of these studies at major national and international medical symposia and the publication of clinical and scientific reports of such results in major peer-reviewed publications. We also support educational seminars regarding the benefits of Microvolt T-Wave Alternans testing and will continue to participate in industry trade shows and academic conferences.

    In May 2000, we entered into a strategic marketing alliance with Spacelabs Medical, Inc., a leading provider of integrated cardiology, monitoring and clinical information systems, to distribute our Microvolt T-Wave Alternans software and Micro-V Alternans Sensors for use with their diagnostic cardiology system. Work on the software integration of the two systems in nearly complete, and we are informed that Spacelabs intends to file a Form 510(k) with the FDA early in 2001. We expect the first shipments of product to Spacelabs to begin sometime in the second quarter 2001.

    In March 2001, we entered into an agreement with Agilent
Technologies, Inc., which we refer to as Agilent, making them the exclusive distributor of our CH 2000 stress test system, within the U.S. With Agilent distributing the CH 2000 for stress, it allows us to concentrate our efforts on our patented Microvolt T-Wave Alternans products and technology. The CH 2000 to be marketed by Agilent, has been upgraded to be compatible with Micorsoft Windows 2000.

    We market our products and services to hospitals and group cardiology practices in the United States through our direct sales organization, which is supported by a group of four clinical support specialists trained to assist with system installations and on-site training of clinical personnel and our in-house marketing staff. Currently, our sales force consists of eight direct sales representatives and two sales managers. Our plans are to increase the number of direct sales representatives in the United States to 21 by the end of 2001.

    We maintain a small but experienced in-house service organization to respond to customer queries and provide guidance, advice and troubleshooting regarding use of our products.

    We market our products internationally through independent distributors. We have distribution agreements with distributors for the sale of our products in Europe and Japan. During the years ended December 31, 1998, 1999 and 2000, sales to international distributors comprised 46%, 49% and 40%, respectively, of our total revenue. Our independent international distributors provide comprehensive marketing and sales services including identification of potential purchasers, consummating sales and providing ongoing educational and support services to customers. The exclusive distribution agreement with our distributor in Japan, Fukuda Denshi Co., Ltd. expires March 31, 2001. The agreements with our European distributors, Reynolds Medical, Ltd. and Oxford Instruments, expire March 1, 2002 and March 31, 2002, respectively.

MANUFACTURING

    The manufacturing process for our CH 2000, Heartwave and Micro-V Alternans Sensors consists primarily of final assembly of purchased components, testing operations and packaging. Components are purchased according to our specifications and are subject to inspection and testing. We rely on outside vendors to manufacture certain major components, a number of which are currently supplied by sole source vendors. We believe that we would be able to locate additional sources of these components in a timely fashion, if necessary.

    We perform a limited amount of final assembly of hardware and software components, and testing of our CH 2000 and Heartwave products at our corporate headquarters in Bedford, Massachusetts. We believe that this facility will be adequate to meet our requirements through our current lease. We are required to meet and adhere to all applicable requirements of U.S. and international regulatory agencies, including Good Manufacturing Practices and Quality System Regulation requirements. Our manufacturing facilities are subject to periodic inspection by both U.S. and international regulatory agencies.

    We last underwent a Quality System Regulation audit, conducted by the FDA, in January 1999. A response to the FDA's observations was submitted and accepted by the Agency in February 1999. No regulatory action was required.

RESEARCH AND DEVELOPMENT

    A substantial portion of our research and development investment is focused on our efforts in the areas of clinical research and the development of enhancements to our Microvolt T-Wave Alternans technology. Our clinical research is focused on gathering substantial clinical data demonstrating the efficacy of our Microvolt T-Wave Alternans technology and its results as a predictor of patient risk of ventricular tachyarrhythmia or sudden cardiac death.

    Over the past year we have invested a major portion of our software and hardware engineering resources in the development of our recently introduced Heartwave product. We received clearance from the FDA of our 510(k) to market the Heartwave in June 2000. We believe that the ability of Heartwave to measure Microvolt T-Wave Alternans combined with its ability to be integrated with any manufacturer's standard stress test system provides us with increased access to the entire installed base of standard stress test systems and the opportunity for increased use of our Micro-V Alternans Sensors. Additionally, we have developed and released enhancements to our Microvolt T-Wave Alternans technology providing the capability for exercising the patient on either a treadmill or bicycle ergometer to elevate the heart rate during testing. The development of additional relationships with other equipment manufacturers requires some allocation of our engineering resources to support various software integration requirements and enhancements.

    We are continuing to investigate the feasibility of using our proprietary technology for the detection of ischemic heart disease based upon our cardiac electrical imaging technology, which would provide an image of the electrical activity of the heart. Animal studies and initial human studies have indicated that Cardiac Electrical Imaging, which we refer to as CEI, is highly sensitive to changes resulting from ischemia, the lack of oxygen caused by coronary artery disease or acute myocardial infarction. We are conducting research to determine the extent to which this technology provides for enhanced detection and localization of coronary artery disease during a standard exercise stress test. We are evaluating the feasibility of incorporating our CEI technology into the CH 2000.

    Our research and development expenses were $3,594,900 in 1998, $2,850,400 in 1999 and $2,694,500 in 2000. We expect engineering expenses in 2001 to decline modestly reflecting completion of the development efforts associated with the Heartwave. However, clinical research costs are expected to increase over 2000 levels as we intend to fund several new clinical studies. As of December 31, 2000 the Company had four full time employees engaged in research and development activities along with several independent research and engineering consultants.

PATENTS, TRADE SECRETS AND PROPRIETARY RIGHTS

    The computer algorithms that allow the CH 2000 and the Heartwave to measure Microvolt T-Wave Alternans and certain aspects of our cardiac electrical imaging technology, including the cardiac electrical imaging sensors, are covered by U.S. patents issued to The Massachusetts Institute of Technology. MIT licenses these patents to us exclusively, and we hold a U.S. patent covering the use of exercise or any other non-invasive means in the measurement of Microvolt T-Wave Alternans. During 1998, we were issued a U.S. patent covering additional proprietary signal processing algorithms and our Micro-V Alternans Sensors for use in the measurement of Microvolt T-Wave Alternans. Corresponding foreign patents are pending with respect to each. The failure to obtain such patents could have a material adverse effect on our business, financial condition and results of operations. We own or are the exclusive licensee of 14 issued or allowed and six patents pending in the United States, with 17 corresponding foreign patents issued or pending with respect to our technology.

    We have entered into three license agreements with MIT, pursuant to which we are the exclusive licensee of certain technologies upon which our current and future products are based. Two of the MIT license agreements that cover the Microvolt T-Wave Alternans measurement technology incorporated in our CH 2000 and Heartwave products and that relate to cardiac electrical imaging are of material importance to us. These licenses are exclusive until 2007 after which, each license will convert to a nonexclusive license for the remaining term of the applicable patents, unless MIT agrees to an extension of exclusivity. These license agreements impose various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on us. Our failure to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license. The loss of our exclusive rights to the Microvolt T-Wave Alternans and cardiac electrical imaging technologies, licensed under two of the MIT license agreements or the termination of either or both of such agreements would have a material adverse effect on our business, financial condition and results of operations.

    We believe that our intellectual property and expertise, as originally licensed from MIT and further developed by us, constitute an important competitive resource, and we continue to evaluate markets and products which are most appropriate to exploit the expertise licensed and developed by us. In addition, we maintain an active program of intellectual property protection, both to assure that the proprietary technology developed us is appropriately protected, and, where necessary, to assure that there is no infringement of our proprietary technology by competitive technologies.

    Our future success will depend, in part, on our ability to continue to develop patentable products, enforce those patents and obtain patent protection for our products both in the United States and in other countries. However, the patent positions of medical device companies like us, are generally uncertain and involve complex legal and factual questions. We cannot assure that patents will issue from any patent applications owned by or licensed to us or that, if patents do issue, the claims allowed will be sufficiently broad to protect our technology. In addition, we cannot assure that any issued patents owned by or licensed to us will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide competitive advantages to us.

    Our commercial success will also depend in part on our neither infringing patents issued to others nor breaching the licenses upon which our products are based. We have licensed significant technology and patents from third parties, including patents and technology relating to Microvolt T-Wave Alternans and cardiac electrical imaging from MIT. Our licenses impose various commercialization, sublicensing, insurance, royalty and other obligations on us. Our failure to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license.

    We also rely on unpatented trade secrets to protect our proprietary technology, and we can give no assurance that others will not independently develop or otherwise acquire substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technology. We rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants to protect our trade secrets. We cannot assure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently developed by competitors. The failure by us to obtain or maintain patent and trade secret protection for our products, for any reason, would have a material adverse effect on our business, financial condition and results of operations.

    Although we are not currently aware of any potential litigation regarding our intellectual property rights, the medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others' proprietary rights. We also may have to participate in interference proceedings declared by the U. S. Patent and Trademark Office, which could result in substantial costs, to determine the priority of inventions. Furthermore, we may have to participate at substantial costs in International Trade Commission proceedings to abate importation of products which would compete unfairly with our products.

COMPETITION

    The cardiac diagnostic medical device market is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competitive innovations. We cannot assure that we will be successful in identifying, developing and marketing new products or enhancing our existing products. In addition, we cannot assure that new products or alternative diagnostic techniques will not be developed that will render our current or planned products obsolete or inferior. Rapid technological development by competitors may result in our products becoming obsolete before we recover a significant portion of our research and development, and commercialization expenses incurred with respect to such products. Alternative technologies exist today in each of the areas being addressed by us, including electrocardiograms, Holter monitors, ultrasound tests and systems for measuring cardiac late potentials. However, our CH 2000, Heartwave and Micro-V Alternans Sensors are currently the only FDA cleared systems for the non-invasive measurement of Microvolt T-Wave Alternans.

    Competition from medical devices which help to diagnose cardiac disease is intense and likely to increase. Our competitors include manufacturers of stress test equipment, including major multinational companies. Many of our competitors and potential competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities than us. Many of these competitors offer well-established, broad product lines and ancillary services not offered by us. Some of our competitors have long-term or preferential supply arrangements with hospitals that may act as a barrier to market entry. Other large health care companies may enter the non-invasive cardiac diagnostic product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may develop, and such companies also may be more successful than us in producing and marketing such products. We may not be able to compete successfully with existing or new competitors.

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

    Medical devices are classified into one of three classes, class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, pre-market notification and adherence to current

Good Manufacturing Practices standards). Class II devices are subject to general controls and special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Generally, class III devices must receive pre-market approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable or new devices which have not been found to be substantially equivalent to legally marketed devices), and class III devices require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of class I and class II devices. A pre market approval application must be filed if a proposed device is not substantially equivalent to a legally marketed predicate device or if it is a class III device for which the FDA has called for such application.

    Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification submission or approval of a pre market approval application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed class I or class II device, or to a class III device for which the FDA has not called for pre market approval, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

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

    Any products manufactured or distributed by us are subject to pervasive and continuing regulation by the FDA including record keeping requirements, reporting of adverse experience with the use of the device, post-market surveillance, post-market registry and other actions deemed necessary by the FDA. Failure by us to receive approval of a supplement regarding the use of a different manufacturing facility or any other change affecting the safety or effectiveness of an approved or cleared device on a timely basis, or at all, would have a material adverse effect on our business, financial condition and results of operations.

    Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. The current regulatory environment in Europe for medical devices differs significantly from that in the United States. There is currently no universally accepted definition of a medical device in Europe and there is no common approach to medical device regulation among the various countries. There are several different regulatory regimes operating within the different European countries. Regulatory requirements for medical devices range from no regulations in some countries to rigorous regulations approaching the requirements of the FDA's regulations for class III medical devices. Several countries require that device safety be demonstrated prior to approval for commercialization. The regulatory environment in certain European countries is expected to undergo major changes as a result of the creation of medical directives by the European Union. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

    The CH 2000, Heartwave and Micro-V Alternans Sensors have received 510(k) clearance from the FDA for sale in the United States. The 510(k) clearance for the CH 2000 and the Heartwave includes the claim that the they can measure Microvolt T-Wave Alternans, and the presence of Microvolt T-Wave Alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of ventricular tachyarrhythmmia or sudden death.

    Internationally, the CH 2000 and Micro-V Sensors have received the CE mark for sale in Europe and are approved for sale by the Ministry of Health in Japan.

REIMBURSEMENT

    Reimbursement to healthcare providers by third party insurers is critical to the long-term success of our efforts to make the Microvolt T-Wave Alternans test the standard of care for patients with known, suspected or at risk of ventricular tachyarrhythmia or sudden death. Our customers have been successful in receiving payment from many large third party insurers for the performance of our test to date. The insurers that have paid for the test account for more than 55 million covered lives in the United States. At this time, third-party insurers have paid healthcare providers an average of approximately $270 for performance of a Microvolt T-Wave Alternans test. This amount is in addition to any payments due to providers for a standard stress test that may have been done at the same time as our test.

    The issue of medical reimbursement to healthcare providers for the performance of a Microvolt T-Wave Alternans test involves third party payers covering both Medicare and private insurance patients and can be segmented into two main catagories--Coding and Coverage.

    CODING

    Coding refers to a uniform language used by healthcare providers to describe medical services. Coding is used by providers to communicate to insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers.

    In March 2001, we received notification from the American Medical Association, commonly referred to as the AMA, that their CPT Editorial Panel Executive Committee voted to establish a new Category I CPT code for our Microvolt T-Wave Alternans test based upon their review of literature and data we submitted for their consideration. The Committee found that the data demonstrate Microvolt T-Wave Alternans testing is a predictor of risk of sudden death. We are of the opinion that the new CPT code, when issued, should significantly improve the process for obtaining reimbursement for the Microvolt T-Wave Alternans test and provide our customers with an efficient means to submit claims and receive payment in a timely manner.

    In August 2000, Medicare began reimbursing hospital outpatient departments using the Ambulatory Payment Classification for the technical component of our Microvolt T-Wave Alternans test. Healthcare providers are paid approximately $100 per test for hospital outpatients covered by Medicare under the Prospective Payment System created by the Health Care Financing Administration. Physician costs are not covered under this system and therefore must continue to be manually billed using a non-specific generic code.

    COVERAGE

    Coverage addresses whether or not a product or service is offered, and therefore payment will be made, to the healthcare provider for delivery of an insured benefit to the plan enrollees. Third party insurers can deny coverage, or limit coverage to specific patient populations or healthcare providers.

    Healthcare providers in the United States have received payment from some of the largest third party insurers for the performance of our Microvolt T-Wave Alternans on their non-Medicare patients. Some of the larger insurers that have paid for the test include Aetna, Connecticut General Life, United Healthcare, Delta Health Systems and various Blue Cross and Blue Shield companies across the country. Overall, the insurers that have paid for our test provide medical insurance for more than 55 million people. Third party insurers have paid providers approximately $270 on average for the Microvolt T-Wave Alternans test in addition to any payments for conducting a stress test on the same patient.

    We are also making progress toward obtaining coverage for Medicare patients. Medicare's Cardiology Working Group has developed a model coverage policy. This policy will provide guidance to the 42 local Medicare Carriers across the United States as to coverage and payment for our Microvolt T-Wave Alternans test. This policy will be subject to modifications at the local level to allow for differences in local standards of care.

    We continue to offer support to healthcare providers in the form of a reimbursement guarantee of $94.00 for each Microvolt T-Wave Alternans test performed, up to a maximum of 50 tests per quarter, in which a claim is submitted to a third party insurer within prescribed guidelines and is ultimately denied coverage after appeal. Once the insurer has initiated payment for the test, the financial assistance is no longer available. This program is effective through the end of 2001. To date, we have not had to make any payments to providers under this program.

EMPLOYEES

    As of December 31, 2000, we had 35 full-time employees, of whom one holds a Ph.D. degree and eight others hold other advanced degrees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

    Our facilities consist of approximately 11,000 square feet of office, research and manufacturing space located at 1 Oak Park Drive, Bedford, Massachusetts. This facility is under lease through November 30, 2003. We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    We are not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth (i) the names and ages of our current executive officers; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

NAME                                       AGE                            POSITION
----                                     --------                         --------
David A. Chazanovitz...................     50      Chief Executive Officer, President, Chief Operating
                                                    Officer and Director
Robert B. Palardy......................     52      Vice President, Finance and Administration and Chief
                                                    Financial Officer
Eric Dufford...........................     42      Vice President, Sales and Marketing and Secretary
James Sheppard.........................     41      Vice President, Operations
Kevin S. Librett.......................     35      Vice President, Research and Development

    DAVID A. CHAZANOVITZ. Mr. Chazanovitz became our President and Chief Operating Officer and a director in October 2000 and Chief Executive Officer in February 2001. From July 1998 to September 2000 Mr. Chazanovitz served as Divisional President for Nitinol Medical Technologies, Inc., Neuroscience Division. Mr. Chazanovitz was the founder of Innerventions, Inc. in 1995 which he later merged with Nitinol Medical Technologies, Inc. where he held the position of President of the Septal Repair Division until June 1998.
Mr. Chazanovitz has held the position of President for several divisions of C.R. Bard, Inc., including Bard Ventures, Bard Electrophysiology Division and USCI Angiography Division. Mr. Chazanovitz holds a B.S. in Biology from City College of New York and an M.B.A. in Marketing from Long Island University.

    ROBERT B. PALARDY. Mr. Palardy became our Vice President, Finance and Administration and Chief Financial Officer in November 1997. From 1990 to February 1997, Mr. Palardy was Vice President, Finance and Information Services of Smith & Nephew Endoscopy, a company involved in the development, manufacture and sale of medical devices for arthroscopy. From February 1997 through October 1997, Mr. Palardy was an independent financial consultant. Mr. Palardy is a Certified Public Accountant and holds a B.S. degree in Accounting from LaSalle University.

    ERIC DUFFORD. Mr. Dufford became our Vice President, Sales and Marketing and Secretary in August 1997. From January 1990 to May 1994, Mr. Dufford was Director of International Sales for St. Jude Medical, Inc. From May 1994 to August 1997, Mr. Dufford was Division President of Quest Medical Inc.'s Cardiovascular Systems Division. Mr. Dufford earned a B.A. in International Business/ Marketing from the University of Colorado and an M.B.A. from Emory University.

    JAMES SHEPPARD. Mr. Sheppard became our Vice President, Operations in August 1999. From 1996 to 1998, Mr. Sheppard was Vice President, Operations for Nitinol Medical Technology, Inc. From 1995 to 1996, Mr. Sheppard served as Director of Manufacturing for Summit Technology and from 1982 to 1994 he served in several senior management positions at C.R. Bard, Inc. Mr. Sheppard holds a BS in Industrial Engineering from Virginia Tech.

    KEVIN S. LIBRETT. Mr. Librett was promoted to the position of Vice President, Research and Development in April 2000. Mr. Librett joined Cambridge Heart as a Senior Software Engineer in August 1993. From August 1995 to
August 1997, he served as Software Development Manager. From September 1997 to March 2000 he was Director, Research and Development. Mr. Librett is the inventor or co-inventor of five issued U.S. patents and two pending U.S. patents related to the measurement, assessment and display of myocardial electrical stability. Mr. Librett holds a B.S. in Biophysics from the University of Connecticut and an M.S. in Electrical Engineering and Computer Science from Massachusetts Institute of Technology.

    Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers or directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION AND HOLDERS

    Shares of our common stock have been traded on the Nasdaq National Market under the symbol "CAMH" since August 2, 1996. Prior to August 2, 1996, our shares were not publicly traded. Our common stock is not traded on any market, foreign or domestic, other than the Nasdaq National Market. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on the Nasdaq National Market during the two most recent fiscal years.

                                                      FISCAL 1999           FISCAL 2000
                                                  -------------------   -------------------
PERIOD                                              HIGH       LOW        HIGH       LOW
------                                            --------   --------   --------   --------
First Quarter...................................   $9.06      $7.75      $7.50      $2.75
Second Quarter..................................   $8.50      $5.88      $5.25      $2.19
Third Quarter...................................   $6.81      $3.44      $5.00      $2.88
Fourth Quarter..................................   $3.69      $2.44      $4.50      $1.81

    The depositary for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. On March 21, 2001, we had approximately 119 holders of Common Stock of record. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

DIVIDENDS

    We have never declared or paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends, current and anticipated cash needs and other factors the board of directors deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following data, insofar as it relates to the years 1996, 1997, 1998, 1999 and 2000, have been derived from our audited financial statements, including the balance sheet as of December 31, 1999 and 2000 and the related statements of operations and of cash flows for each of the three years in the period ended December 31, 2000 and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

                                                               YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------
                                              1996         1997         1998         1999         2000
                                            ---------   ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...................................  $     867   $    1,448   $    2,097   $    2,136   $    1,910
Cost of goods sold........................        884        1,386        1,848        2,007        1,879
                                            ---------   ----------   ----------   ----------   ----------
Gross profit (loss).......................        (17)          62          249          129           31
                                            ---------   ----------   ----------   ----------   ----------
Costs and expenses:
  Research and development................      2,433        3,587        3,595        2,850        2,694
  Selling, general and administrative.....      2,092        3,392        3,753        4,945        5,509
                                            ---------   ----------   ----------   ----------   ----------
    Total costs and expenses..............      4,525        6,979        7,348        7,795        8,203
                                            ---------   ----------   ----------   ----------   ----------
Loss from operations......................     (4,542)      (6,917)      (7,099)      (7,666)      (8,172)
Interest income, net......................        507          869          562          331          573
                                            ---------   ----------   ----------   ----------   ----------
Net loss..................................  $  (4,035)  $   (6,048)  $   (6,537)  $   (7,335)  $   (7,599)
                                            =========   ==========   ==========   ==========   ==========
Net loss per share--basic and diluted.....  $   (0.66)  $    (0.58)  $    (0.61)  $    (0.61)  $    (0.50)
                                            =========   ==========   ==========   ==========   ==========
Weighted average shares outstanding--basic
  and diluted(1)..........................  6,073,865   10,451,560   10,746,844   11,933,261   15,331,565
                                            =========   ==========   ==========   ==========   ==========

                                                                    DECEMBER 31,
                                            -------------------------------------------------------------
                                              1996         1997         1998         1999         2000
                                            ---------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities..............................  $  18,589   $   12,756   $    6,490   $    9,176   $   11,455
Working capital...........................     19,146       13,456        6,761        8,950       11,258
Total assets..............................     20,229       14,748        8,715       11,454       13,975
Total liabilities.........................        500          527          902        1,404        1,293
Accumulated deficit.......................     (9,116)     (15,163)     (21,700)     (29,036)     (36,635)
Stockholders' equity......................     19,730       14,221        7,813       10,049       12,682

------------------------

(1) All potential Common Stock (including options, warrants and convertible preferred stock) has been excluded from the calculation of diluted earnings per share as it is anti-dilutive for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac arrest and the early detection of coronary artery disease. Clinical research conducted to date has demonstrated that the presence of Microvolt T-Wave Alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event such as ventricular tachyarrhythmia or sudden death. Sudden cardiac death accounts for approximately one-half of all cardiac related deaths, or about 300,000, in the United States each year.

RESULTS OF OPERATIONS

    Entering 2000, limited published clinical data existed about our Microvolt T-Wave Alternans technology, virtually no third parties were reimbursing for the test in the United States and customers had to have budgeted funds available to purchase our CH 2000 stress test system in order to be able to perform a Microvolt T-Wave Alternans test. During the year we made significant progress in our efforts to increase awareness of our Microvolt T-Wave Alternans technology and expanding the clinical use of the Microvolt T-Wave Alternans test. We believe these developments will allow us to begin the transition from a company geared to achievement of development milestones to one focused on sales and marketing to achieve revenue growth and ultimately, profitability.

    In March 2001, we received notification from the AMA, that their CPT Editorial Panel Executive Committee voted to establish a new Category I CPT code for our Microvolt T-Wave Alternans test based upon their review of literature and data we submitted for their consideration. The Committee found that the data demonstrate Microvolt T-Wave Alternans testing is a predictor of risk of sudden death. We are of the opinion that the new CPT code, when issued, should significantly improve the process for obtaining reimbursement for the Microvolt T-Wave Alternans test and provide our customers with an efficient means to submit claims and receive payment in a timely manner.

    We made significant progress in the area of medical reimbursement for our Microvolt T-Wave Alternans test in 2000. Several large third party private insurers began to pay healthcare providers for performing our Microvolt T-Wave Alternans test. On average, these insurers are paying approximately $270.00 for the test in addition to payments made for performing a standard stress test. In August 2000, Medicare initiated payment for our test when performed on hospital out patients. Payment of approximately $100.00 for the cost of the test's technical component is being made electronically utilizing the Prospective Payment System created by the Health Care Financing Administration.

    We are also making progress toward obtaining coverage for Medicare patients. Medicare's Cardiology Working Group has developed a model coverage policy. This policy will provide guidance to the 42 local Medicare Carriers across the United States as to coverage and payment for our Microvolt T-Wave Alternans test. This policy will be subject to modifications at the local level to allow for differences in local standards of care.

    The results of three major clinical studies of Microvolt T-Wave Alternans were published for three critical patient populations during the year. The
March 2000 edition of the JOURNAL OF THE AMERICAN COLLEGE OF CARDIOLOGY reported the results of a study conducted at Toho University in Japan of 102 patients with an acute myocardial infarction. The journal reported that 28% of the patients testing positive for Microvolt T-Wave Alternans had sustained ventricular tachycardia or fibrillation during the following 12 months, whereas 98% of the patients testing negative for Microvolt T-Wave Alternans had no such events. In August 2000, in the prestigious British medical journal, THE LANCET, the results of a study performed on 107 congestive heart failure patients found Microvolt T-Wave Alternans to be the most effective non-invasive test studied to identify congestive heart failure patients at risk for developing life-threatening abnormal heart rhythms. Finally, in December 2000 the JOURNAL OF THE AMERICAN COLLEGE OF CARDIOLOGY published the results of a company sponsored prospective multi-center study of 313 patients referred for an invasive electrophysiologic test, which we refer to as EPS. The study found that patients with a positive Microvolt T-Wave Alternans test were 13.9 times more likely to have a serious ventricular arrhythmia or to die than patients with a negative test. In comparison, patients with a positive EPS were 4.7 times more likely to have a serious ventricular arrhythmia or to die than patients with a negative EPS.

    In June 2000, we received FDA clearance to market our Heartwave product. The Heartwave is an "Alternans only" product that uses our Micro-V Alternans Sensors and our proprietary Analytic Spectral Method to measure and collect alternans data at a microvolt level. We have two models of the Heartwave. Our Heartwave System is designed for use with any manufacturer's standard stress test system to measure Microvolt T-Wave Alternans. Initial shipments to customers of this Heartwave System began in September 2000. The Heartwave EP System using the same Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors, is designed to measure Microvolt T-Wave Alternans during the performance of an electrophysiology study and integrates with the hospital's electrophysiology monitoring equipment.

    With the introduction of the Heartwave, we began a planned expansion of our direct U.S. sales organization. During the second half of 2000 we added five additional sales representatives bringing the total number in our U.S. sales force to ten. The additional representatives have been added in major metropolitan areas with large healthcare infrastructures. We plan to continue to expand our sales force throughout 2001.

    In May 2000, we announced the formation of a strategic marketing alliance with Spacelabs Medical, Inc. Under the agreement Spacelabs will distribute our Microvolt T-Wave Alternans technology as a feature on its current diagnostic cardiac system. The necessary software development work has been completed and tested, and we expect Spacelabs to submitt a 510(k) to FDA for approval in the very near future. We expect initial shipments of the new product to begin in the second quarter of 2001.

    In March 2001, we entered into an agreement with Agilent
Technologies, Inc., which we refer to as Agilent, making them the exclusive distributor of our CH 2000 stress test system, within the U.S. With Agilent distributing the CH 2000 for stress, it allows us to concentrate our efforts on our patented Microvolt T-Wave Alternans products and technology. The CH 2000 to be marketed by Agilent, has been upgraded to be compatible with Micorsoft Windows 2000.

    During 2000, we raised $10,465,000 ($9,748,000 net of issuance costs) from the sale of 2,990,000 shares of our common stock at $3.50 per share in two separate private placement transactions. In addition, we issued warrants for the purchase of 837,000 shares of our common stock with an exercise price of $3.50 per share to the investors. We issued 45,160 shares of our common stock and warrants for the purchase of an additional 188,561 shares of common stock with an exercise price of $4.20 to the sales agent for both transactions.

    In October 2000, we strengthened our management team by hiring David A. Chazanovitz as our President and Chief Operation Officer. Mr. Chazanovitz has over 28 years of sales, marketing and general management experience in the medical products market ranging from early stage device companies to larger more established businesses. He is the former President of C.R. Bard Electrophysiology and USCI divisions and has as such has direct knowledge of the cardiology market. For the past five years, Mr. Chazanovitz has been a Divisional President for NMT Medical.

    In February 2001, Mr. Chazanovitz was appointed our Chief Executive Officer. Mr. Arnold, who was our Chief Executive Officer from September 1993 to
February 2001, continues as a part-time employee and Chairman of the Board of Directors.

    FISCAL 2000 COMPARED TO FISCAL 1999

    Total revenues were $1,909,900 during the twelve month period ended
December 31, 2000, which we refer to as Fiscal 2000, and $2,136,000 during the twelve month period ended December 31, 1999, which we refer to as Fiscal 1999, a decrease of 11%. The decrease during Fiscal 2000 was led by a 20% decline in sales during the first nine months of 2000 compared to the same period in 1999. This was the result of our decision to focus all of our sales efforts on our Alternans technology and away from the standard stress test market, which had accounted for a major portion of our revenue in Fiscal 1999. However, revenue during the fourth quarter of Fiscal 2000 increased 40% over the average of the three previous quarters of Fiscal 2000. This is primarily the result of the introduction of our new Heartwave System during the third quarter and our focus on our Microvolt T-Wave Alternans technology.

    U.S. revenue was $1,150,100 during Fiscal 2000 and $1,087,700 during Fiscal 1999, an increase of 6%. Revenue from the sale of all Microvolt T-Wave Alternans products (CH 2000, Heartwave, Micro-V Alternans Sensors) during Fiscal 2000 increased 74% compared to Fiscal 1999. Sales of Microvolt T-Wave Alternans equipment, both our CH 2000 and Heartwave products, increased 64%, while sales of Micro-V Alternans Sensors increased 140% during Fiscal 2000. Revenue from the sale of standard stress test systems declined 53% in Fiscal 2000 compared to Fiscal 1999 reflecting the change in focus away from the standard stress market.

    International revenue was $760,100 during Fiscal 2000, and $1,048,300 during Fiscal 1999, a decrease of 27%. Revenue from the sale of equipment declined 32% in Fiscal 2000. This is primarily the result of our Japanese distributors' efforts to reduce their inventory levels of CH 2000 in advance of the introduction of the Heartwave to Japan, which we anticipate will occur in the second half of 2001. Revenue from the sale of Micro-V Alternans Sensors to international distributors in Fiscal 2000 increased 46% over Fiscal 1999.

    Our revenue recognition method for license fees is to recognize income ratably over the term of the license. License fee revenue for Fiscal 2000 and Fiscal 1999 was $50,000 each year.

    Gross profit was 2% of total revenue in Fiscal 2000 compared to 6% for Fiscal 1999. The decrease is the result of higher costs incurred on initial Heartwave units shipped during the third and fourth quarters of Fiscal 2000. These costs per unit are expected to decline as increased production volume will provide for improved utilization of fixed labor and overhead costs.

    Research and development costs were $2,694,500 in Fiscal 2000 compared to $2,850,400 in Fiscal 1999, a decrease of 5%. Costs associated with the design and development of our new Heartwave products account for a major portion of the costs incurred during Fiscal 2000. These costs are partially offset by reduced costs associated with lower levels of clinical and regulatory activity during Fiscal 2000 when compared to Fiscal 1999.

    Selling, general and administrative expenses were $5,508,600 in Fiscal 2000 compared to $4,945,500 in Fiscal 1999, an increase of 11%. The growth in Fiscal 2000 expenditures includes, costs incurred for the promotion of our new Heartwave products, introduced late in Fiscal 2000; and, expenses in support of our efforts to gain favorable reimbursement from third-party insurers, for healthcare providers for their performance of a Microvolt T-Wave Alternans tests. In addition, we incurred costs associated with the recruitment and hiring of 5 additional direct sales representatives in the second half of Fiscal 2000. We anticipate that our costs during Fiscal 2001 will increase, as we expect to continue the expansion of our U.S. sales organization. General and administrative expenses increased during Fiscal 2000 as a result of costs incurred for the recruitment and hiring of key personnel.

    Interest income was $573,100 in Fiscal 2000 compared to $331,100 in Fiscal 1999, an increase of 73%. This increase resulted from a higher level of invested cash resulting from the sale of 2,990,000 shares of our common stock in two private placements completed in January 2000 and September 2000.

    FISCAL 1999 COMPARED TO FISCAL 1998

    Revenues were $2,136,000 during the twelve month period ended December 31, 1999, which we refer to as Fiscal 1999, and $2,096,900 during the twelve month period ended December 31, 1998, which we refer to as Fiscal 1998, an increase of 2%. Revenue from the sale of capital equipment and other miscellaneous products was $2,017,000 for Fiscal 1999 and $2,032,100 for Fiscal 1998, a decline of 1%. Revenue from the sale of disposable sensors was $119,400 for Fiscal 1999 and $64,600 for Fiscal 1998, an increase of 85% due primarily to increase in unit sales in the United States.

    Revenue from the sale of the CH 2000 and our Micro-V Alternans Sensors increased 12% during Fiscal 1999 while revenue from the sale of standard stress systems declined 28% during the same period. These results reflect our planned transition away from its previous sales focus on standard stress systems to one primarily focused on potential customers interested in the clinical use of our Microvolt T-Wave Alternans test and Micro-V Alternans Sensors.

    U.S. revenue from the sale of the CH 2000 and Micro-V Alternans Sensors increased 46% during Fiscal 1999 while revenue from the sale of standard stress test systems declined 41%.

    International revenue from the sale of the CH 2000 and Micro-V Alternans Sensors declined by 2% during Fiscal 1999. Sales of all Microvolt T-Wave Alternans product to Japan declined 13%. Our Japanese distributor Fukuda
Denshi, Ltd reduced its purchases during the year in an effort to reduce on hand inventories. Sales to all other international customers increased 116% during Fiscal 1999. Sales of standard stress test systems increased 211%, while revenue from the sale of the CH 2000 with the Microvolt T-Wave Alternans option and Micro-V Alternans Sensors increased 109% during the same period. We believe that our decision to change distribution partners in Europe during Fiscal 1998 has resulted in an improved focus and commitment to sale of our standard stress test and Microvolt T-Wave Alternans products.

    Gross profits declined to 6% of total revenue in Fiscal 1999 from 12% for Fiscal 1998. The decrease is due to the effect of the strong increase in the sale of products to our European distributors at industry standard distributor pricing, which is lower than commercial pricing, had a major effect on the gross profit percentage.

    Research and development costs were $2,850,400 in Fiscal 1999 compared to $3,594,900 in Fiscal 1998, a decrease of 21%. Fiscal 1998 included approximately $900,000 of costs associated with our 337 patient multi center clinical study supporting the 510(k) filed with FDA in August 1998 and cleared in April 1999, for expansion of our labeling claims for Microvolt T-Wave Alternans. These costs are partially offset by an increase in development costs associated with our new Heartwave scheduled for introduction in 2000.

    Selling, general and administrative were $4,945,500 in Fiscal 1999 compared to $3,753,300 in Fiscal 1998, an increase of 32%. The growth in Fiscal 1999 expenditures reflects spending on initiatives designed to increase awareness of our Microvolt T-Wave Altenans technology and the clinical use of our Microvolt T-Wave Alternans test, as well as, programs supporting reimbursement from third-party insurers for healthcare providers that perform the Microvolt T-Wave Alternans tests. General and administrative expenses increased during Fiscal 1999 due to cost incurred in support of our expanded information systems infrastructure and employee education and training programs.

    Interest income was $331,100 in Fiscal 1999 compared to $562,500 in Fiscal 1998, a decrease of 59%. The reduction primarily reflects the impact of lower interest rates during Fiscal 1999 on our short-term cash investments partially offset by increased cash and marketable securities balances from the private placement of our common stock in June 1999 and October 1999.

    INFLATION AND INCOME TAXES

    Inflation did not have a significant effect on our results of operations for any of the years in the three year period ended December 31, 2000.

    We have not recorded a provision for income taxes for the years 1996, 1997, 1998, 1999 and 2000 because we incurred net losses in each of such years. At December 31, 2000, we had net operating loss carryforwards of $37,400,000 as well as $900,000 of federal and $600,000 of state tax credit carryforwards, available to offset future taxable income and income tax liabilities, respectively. These carryforwards generally expire in the years 2007 through 2020 and may be subject to annual limitations as a result of changes in our ownership. There can be no assurance that changes in ownership in future periods or continuing losses will not significantly limit our use of net operating loss and tax credit carryforwards.

    We have generated taxable losses from operations since inception and, accordingly, have no taxable income available to offset the carryback of net operating losses. In addition, although our operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured including market acceptance of our products by customers. We have provided a full valuation allowance ($37,400,000 at December 31, 2000) for our deferred tax assets since, in our opinion, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

QUARTERLY FINANCIAL RESULTS

    The following tables set forth a summary of our unaudited quarterly results of operations for 2000 and 1999. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                  THREE MONTHS ENDED (UNAUDITED)
                                                            ------------------------------------------
                                                            MARCH 31,   JUNE 30,   SEPT 30,   DEC 31,
                                                              2000        2000       2000       2000
                                                            ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...................................................   $   413    $   458    $   433    $   607
Cost of goods sold........................................       435        455        424        565
                                                             -------    -------    -------    -------
Gross profit (loss).......................................       (22)         3          9         42
                                                             -------    -------    -------    -------
Costs and expenses:
  Research and development................................       924        662        677        431
  Selling, general and administrative.....................     1,269      1,350      1,368      1,523
                                                             -------    -------    -------    -------
    Total costs and expenses..............................     2,193      2,012      2,045      1,954
                                                             -------    -------    -------    -------
Loss from operations......................................    (2,215)    (2,009)    (2,036)    (1,912)
Interest income, net......................................       129        120        102        222
                                                             -------    -------    -------    -------
    Net loss..............................................   $(2,086)   $(1,889)   $(1,934)   $(1,690)
                                                             =======    =======    =======    =======
Net loss per share--basic and diluted.....................   $ (0.14)   $ (0.13)   $ (0.13)   $ (0.10)
                                                             =======    =======    =======    =======

                                                                  THREE MONTHS ENDED (UNAUDITED)
                                                            ------------------------------------------
                                                            MARCH 31,   JUNE 30,   SEPT 30,   DEC 31,
                                                              1999        1999       1999       1999
                                                            ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...................................................   $   533    $   562    $   540    $   501
Cost of goods sold........................................       465        514        537        489
                                                             -------    -------    -------    -------
Gross profit (loss).......................................        68         48          3         12
                                                             -------    -------    -------    -------
Costs and expenses:
  Research and development................................       743        645        700        753
  Selling, general and administrative.....................     1,075      1,249      1,214      1,418
                                                             -------    -------    -------    -------
    Total costs and expenses..............................     1,818      1,249      1,214      1,418
                                                             -------    -------    -------    -------
Loss from operations......................................    (1,750)    (1,846)    (1,911)    (2,159)
Interest income, net......................................        72         59         80        120
                                                             -------    -------    -------    -------
    Net loss..............................................   $(1,678)   $ 1,787)   $(1,831)   $(2,039)
                                                             =======    =======    =======    =======
Net loss per share--basic and diluted.....................   $ (0.15)   $ (0.16)   $ (0.15)   $ (0.15)
                                                             =======    =======    =======    =======

                                                                AS A PERCENTAGE OF TOTAL REVENUES
                                                                  THREE MONTHS ENDED (UNAUDITED)
                                                            ------------------------------------------
                                                            MARCH 31,   JUNE 30,   SEPT 30,   DEC 31,
                                                              2000        2000       2000       2000
                                                            ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...................................................     100%       100%       100%       100%
Cost of goods sold........................................     105%        99%        98%        93%
                                                              -----      -----      -----      -----
Gross profit (loss).......................................      (5%)        1%         2%         7%
                                                              -----      -----      -----      -----
Costs and expenses:
  Research and development................................     224%       145%       156%        71%
  Selling, general and administrative.....................     307%       295%       316%       251%
                                                              -----      -----      -----      -----
    Total costs and expenses..............................     531%       440%       472%       322%
                                                              -----      -----      -----      -----
Loss from operations......................................    (536%)     (439%)     (470%)     (315%)
Interest income, net......................................      31%        26%        24%        37%
                                                              -----      -----      -----      -----
    Net loss..............................................    (505%)     (413%)     (447%)     (279%)
                                                              =====      =====      =====      =====

                                                                AS A PERCENTAGE OF TOTAL REVENUES
                                                                  THREE MONTHS ENDED (UNAUDITED)
                                                            ------------------------------------------
                                                            MARCH 31,   JUNE 30,   SEPT 30,   DEC 31,
                                                              1999        1999       1999       1999
                                                            ---------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue...................................................     100%       100%       100%       100%
Cost of goods sold........................................      87%        91%       100%        98%
                                                              -----      -----      -----      -----
Gross profit (loss).......................................      13%         9%        --%         2%
                                                              -----      -----      -----      -----
Costs and expenses:
  Research and development................................     139%       115%       129%       150%
  Selling, general and administrative.....................     202%       222%       225%       283%
                                                              -----      -----      -----      -----
    Total costs and expenses..............................     341%       337%       354%       433%
                                                              -----      -----      -----      -----
Loss from operations......................................    (329%)     (328%)     (354%)     (431%)
Interest income, net......................................      14%        11%        15%        24%
                                                              -----      -----      -----      -----
    Net loss..............................................    (315%)     (318%)     (339%)     (407%)
                                                              =====      =====      =====      =====

LIQUIDITY AND CAPITAL RESOURCES

    During Fiscal 2000, we raised gross proceeds of $10,465,000 ($9,748,000 net of issuance costs) from the sale of common stock. In addition, we used $207,000 of a $500,000 line of credit collateralized by the Company's assets at the end of Fiscal 2000. These financing activities offset cash used to fund the increased level of operations, with corresponding increases in most balance sheet accounts. Cash, cash equivalents and marketable securities increased by $2,278,900 from December 31, 1999 to December 31, 2000, consistent with our net loss for Fiscal 2000 net of total financing activities. Accounts receivable, net, increased by $40,500 during the year, reflecting the broadening of our customer base. Inventory remained level during the year. Fixed asset additions during the year primarily represent increased sales demonstration, clinical research units and additional information systems infrastructure.

    The proceeds of our equity offerings have been used primarily to fund the accumulated deficit of $36,635,200 reflecting expenditures to support research, new product development and clinical trials activities, expansion of our sales organization, and to support an administrative infrastructure and the investment of approximately $1,837,000 in property and equipment through December 31, 2000. As of December 31, 2000, we had cash, cash equivalents and marketable securities of $11,455,200.

    We expect our capital expenditures to increase as we improve on the design of our products and support the expansion of our U.S. sales organization. We do not expect capital expenditures to exceed an aggregate of $2,000,000 over the next two years.

    Under the terms of various license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $20,000 to $40,000 per year in total through 2008. We are committed to pay an aggregate of $320,000 of such minimum license maintenance fees subsequent to December 31, 2000. As part of these agreements, the Company is also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

    We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through Fiscal 2001.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT. IN THIS SECTION, "WE", "US" AND "OUR" REFER TO CAMBRIDGE HEART, INC. (UNLESS THE CONTEXT OTHERWISE REQUIRES).

                        RISKS RELATED TO OUR OPERATIONS

WE HAVE A HISTORY OF NET LOSSES, WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

    We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through December 31, 2000. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We believe that our research and development expenses will increase in the future as we develop additional products and fund clinical trials of our product candidates. Our research and development expenses may also increase in the future as we supplement our internal research and development with additional third party technology licenses and potential acquisition of complementary products and technologies. We also expect that our selling, general and administrative expenses will increase significantly in connection with the continued expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

    - the timing of regulatory actions;

    - progress of product development;

    - the extent to which our products gain market acceptance;

    - varying pricing promotions and volume discounts to customers; competition; and

    - the availability of third-party reimbursement.

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

WE DEPEND ON OUR MICROVOLT T-WAVE ALTERNANS TECHNOLOGY FOR A SIGNIFICANT PORTION OF OUR REVENUES AND IF IT DOES NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR REVENUES COULD DECLINE

    We believe that our future success will depend, in large part, upon the successful commercialization and market acceptance of our Microvolt T-Wave Alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology and upon our ability to obtain third party reimbursement for users of our technology. The failure of our Microvolt T-Wave Alternans technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products would reduce our revenues. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our Microvolt T-Wave Alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

THE RESULTS OF FUTURE CLINICAL STUDIES MAY NOT SUPPORT THE USEFULNESS OF OUR TECHNOLOGY

    We have sponsored and are continuing to sponsor clinical studies relating to our Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors to establish the predictive value of such technology. Although studies on high risk patients to date have indicated that the measurement of Microvolt T-Wave Alternans to predict the vulnerability to ventricular arrhythmia is comparable to electrophysiology testing, we do not know whether the results of such studies, particularly studies involving patients who are not high risk, will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of Microvolt T-Wave Alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, would have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE DIFFICULTY RESPONDING TO CHANGING TECHNOLOGY

    The medical device market is characterized by rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competitive innovations. However, we may not be successful in identifying, developing and marketing new products or enhancing our existing products. In addition, we can give no assurance that new products or alternative diagnostic techniques may be developed that will render our current or planned products obsolete or inferior. Rapid technological development by competitors may result in our products becoming obsolete before we recover a significant portion of the research, development and commercialization expenses incurred with respect to such products.

WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING COMPETING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO

    Competition from competitors' medical devices that diagnose cardiac disease is intense and likely to increase. Our success will depend on our ability to develop products and apply our technology and our ability to establish and maintain a market for our products. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, as well as with manufacturers of other invasive and non-invasive tests, including EP testing, electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. Many of our competitors and prospective competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by Cambridge Heart. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

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

WE OBTAIN CRITICAL COMPONENTS AND SUBASSEMBLIES FOR THE MANUFACTURE OF OUR PRODUCTS FROM A LIMITED GROUP OF SUPPLIERS, AND IF OUR SUPPLIERS FAIL TO MEET OUR REQUIREMENTS, WE WILL BE UNABLE TO MEET CUSTOMER DEMAND AND OUR CUSTOMER RELATIONSHIPS WOULD SUFFER

    We do not have long-term contracts with our suppliers. Our dependence on a single supplier or limited group of smaller suppliers for critical components and subassemblies exposes us to several risks, including:

    - a potential for interruption, or inconsistency in the supply of components or subassemblies leading to backorders and product shortages;

    - a potential for inconsistent quality of components or subassemblies supplied, leading to reduced customer satisfaction or increased product costs; and

    - inconsistent pricing.

Disruption or termination of the supply of these components and subassemblies could cause delays in the shipment of our products, resulting in potential damage to our customer relations and reduced revenue. From time to time in the past, we have experienced temporary difficulties in receiving timely shipment of key components from our suppliers. We can give no assurance that we would be able to identify and qualify additional suppliers of critical components and subassemblies in a timely manner.

Further, a significant increase in the price of one or more key components or subassemblies included in our products could seriously harm our results of operations.

WE WILL NOT BE ABLE TO SELL OUR PRODUCTS IN THE EUROPEAN COMMON MARKET IF WE ARE UNABLE TO OBTAIN ISO 9001 CERTIFICATION AND TO RECEIVE A CE MARK CERTIFICATION FOR OUR PRODUCTS

    We are required to obtain ISO 9001 certification and to receive a CE mark certification, an international symbol of quality and compliance with applicable European medical device directives. If we fail to receive a CE mark by June 30, 2001, we will be prohibited from selling our CH 2000 in the European Common Market after this date. We can give no assurance that we will be successful in meeting certification requirements. If we fail to obtain ISO 9001 certification or receive a CE mark certification, our sales would be reduced and our results of operations would be adversely impacted.

          RISKS RELATED TO THE MARKET FOR CARDIAC DIAGNOSTIC EQUIPMENT

WE COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS IF WE ARE UNABLE TO OBTAIN INSURANCE AT ACCEPTABLE COSTS AND ADEQUATE LEVELS OR OTHERWISE PROTECT OURSELVES AGAINST POTENTIAL PRODUCT LIABILITY CLAIMS

    The testing, manufacture, marketing and sale of medical devices entails the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we conduct business, including clinical trials and product marketing and sales, such coverage may not be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of the CH 2000 and the Heartwave systems or cause a significant financial burden on Cambridge Heart, or both, and could have a material adverse effect on our business, financial condition and ability to market the both systems as currently contemplated.

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN ADEQUATE LEVELS OF THIRD-PARTY REIMBURSEMENT

    Our revenues currently depend and will continue to depend, to a significant extent, on sales of our CH 2000 and Heartwave systems. Our ability to successfully commercialize these systems depends in part on the availability of, and our ability to obtain and maintain, adequate levels of third-party reimbursement for use of these systems. Only limited reimbursement is currently available for performance of our Microvolt T-Wave Alternans test. The amount of reimbursement in the United States that will be available for clinical use of the Microvolt T-Wave Alternans test is uncertain and may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Our ability to commercialize the CH 2000 and Heartwave systems successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing an Microvolt T-Wave Alternans test are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations. We do not know whether reimbursement in the United States or foreign countries for the Microvolt T-Wave Alternans test will increase, or will not be decreased in the future or that reimbursement amounts will not reduce the demand for, or the price of, the CH 2000 and Heartwave systems. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for Microvolt T-Wave Alternans tests using the CH 2000 and Heartwave systems would have a material adverse effect on our business.

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN PATENT PROTECTION FOR OUR PRODUCTS

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

WE COULD BECOME INVOLVED IN LITIGATION OVER INTELLECTUAL PROPERTY RIGHTS

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others' proprietary rights. In particular, our competitors and other third parties hold issued patents and are assumed to hold pending patent applications, which may result in claims of infringement against us or other patent litigation. We also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost, to determine the priority of inventions. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products, which would compete unfairly with our products.

IF WE ARE NOT ABLE TO KEEP OUR TRADE SECRETS CONFIDENTIAL, OUR TECHNOLOGY AND INFORMATION MAY BE USED BY OTHERS TO COMPETE AGAINST US

    We rely on unpatented trade secrets to protect our proprietary technology. We can give no assurance that others will not independently develop or acquire substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technology. We rely on confidentiality agreements with our collaborators, employees, advisors, vendors and consultants. We may not have adequate remedies for any breach by a party to these confidentiality agreements. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on Cambridge Heart.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Cambridge Heart owns financial instruments that are sensitive to market risk as part of its investment portfolio. The investment portfolio is used to preserve Cambridge Heart's capital until it is used to fund operations, including research and development activities. None of these market-risk sensative instruments are held for trading purposes. Cambridge Heart invests its cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Cambridge Heart's investment portfolio includes only marketable securities with active secondary or resale markets to help assure liquidity. Cambridge Heart has implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, Cambridge Heart does not believe it has a material exposure due to market risk.

    See note 2 Financial Statements for a description of the Company's other financial instruments. We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at December 31, 2000 due to the short maturities of these instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CAMBRIDGE HEART, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     30

Balance Sheet at December 31, 1999 and 2000.................     31

Statement of Operations for the three years ended
  December 31, 2000.........................................     32

Statement of Changes in Stockholders' Equity for the three
  years ended December 31, 2000.............................     33

Statement of Cash Flows for the three years ended
  December 31, 2000.........................................     34

Notes to Financial Statements...............................     35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Cambridge Heart, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cambridge
Heart, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 2, 2001

                             CAMBRIDGE HEART, INC.

                                 BALANCE SHEET

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,657,392   $  1,305,845
  Marketable securities.....................................     6,518,924     10,149,397
  Accounts receivable, net of allowance for doubtful
    accounts of $7,725 and $54,807 at December 31, 1999 and
    2000 respectively.......................................       577,156        617,619
  Inventory.................................................       460,913        406,096
  Prepaid expenses and other current assets.................       140,197         72,058
                                                              ------------   ------------
    Total current assets....................................    10,354,582     12,551,015
Fixed assets, net...........................................       645,931        827,211
Other assets................................................       453,097        596,782
                                                              ------------   ------------
                                                              $ 11,453,610   $ 13,975,008
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    679,660   $    578,050
  Accrued expenses..........................................       517,936        507,751
  Short term debt...........................................       206,727        206,958
                                                              ------------   ------------
    Total current liabilities...............................     1,404,323      1,292,759
Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred Stock, $0.001 par value; 2,000,000 shares
    authorized; 0 shares issued and outstanding at December
    31, 1999 and 2000.......................................            --             --
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 13,921,357 and 17,052,597 shares issued and
    outstanding at December 31, 1999 and 2000,
    respectively............................................        13,921         17,053
  Additional paid-in capital................................    39,120,605     49,326,663
  Accumulated deficit.......................................   (29,035,803)   (36,635,176)
                                                              ------------   ------------
                                                                10,098,723     12,708,540
Less: deferred compensation.................................       (49,436)       (26,291)
                                                              ------------   ------------
                                                                10,049,287     12,682,249
                                                              ------------   ------------
                                                              $ 11,453,610   $ 13,975,008
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1998          1999          2000
                                                        ------------   -----------   -----------
Revenue...............................................  $  2,096,853   $ 2,135,981   $ 1,909,883
Cost of goods sold....................................     1,848,155     2,006,567     1,879,246
                                                        ------------   -----------   -----------
Gross Profit..........................................       248,698       129,424        30,637
Costs and expenses:
  Research and development............................     3,594,941     2,850,423     2,694,483
  Selling general and administrative..................     3,753,296     4,945,499     5,508,596
                                                        ------------   -----------   -----------
    Loss from operations..............................    (7,099,539)   (7,666,498)   (8,172,442)
Interest income.......................................       562,454       331,084       573,069
                                                        ------------   -----------   -----------
Net loss..............................................  $ (6,537,085)  $(7,335,414)  $(7,599,373)
                                                        ============   ===========   ===========
Net loss per share--basic and diluted.................  $      (0.61)  $     (0.61)  $     (0.50)
                                                        ============   ===========   ===========
Weighted average shares outstanding--basic and
  diluted.............................................    10,746,844    11,933,261    15,331,565
                                                        ============   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                CAMBRIDGE HEART

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                               ---------------------   ADDITIONAL                                      TOTAL
                                               NUMBER OF      PAR        PAID-IN     ACCUMULATED      DEFERRED     STOCKHOLDERS'
                                                 SHARES      VALUE       CAPITAL       DEFICIT      COMPENSATION      EQUITY
                                               ----------   --------   -----------   ------------   ------------   -------------
Balance at December 31, 1997.................  10,606,041    10,606     29,405,685   (15,163,304)      (31,687)      14,221,300
Issuance of common stock through exercise of
  stock options, warrants and employee stock
  purchase plan..............................    300,133        300        101,479                                      101,779
Compensation related to non-employee stock
  options granted............................                               15,719                                       15,719
Deferred compensation related to common stock
  options granted in connection with
  repricing of common stock options..........                              105,344                    (105,344)
Amortization of deferred compensation........                              (24,792)                     36,021           11,229
Net loss.....................................                                         (6,537,085)                    (6,537,085)
                                               ----------   -------    -----------   ------------    ---------      -----------
Balance at December 31, 1998.................  10,906,174   $10,906    $29,603,435   $(21,700,389)   $(101,010)     $ 7,812,942
Issuance of common stock through exercise of
  stock options, and employee stock purchase
  plan.......................................     16,707         17         56,770                                       56,787
Compensation related to non-employee stock
  options granted............................                               20,428                                       20,428
Amortization of deferred compensation........                              (29,800)                     51,574           21,774
Sale of common stock through a private
  placement net of fees......................  2,998,476      2,998      9,469,772                                    9,472,770
Net loss.....................................                                         (7,335,414)                    (7,335,414)
                                               ----------   -------    -----------   ------------    ---------      -----------
Balance at December 31, 1999.................  13,921,357   $13,921    $39,120,605   $(29,035,803)   $ (49,436)     $10,049,287
Issuance of common stock through exercise of
  stock options, warrants and employee stock
  purchase plan..............................     96,080         96        350,350                                      350,446
Compensation related to non-employee stock
  options granted............................                              118,342                                      118,342
Amortization of deferred compensation........                               (7,655)                     23,145           15,490
Sale of common stock through a private
  placement net of fees......................  3,035,160      3,036      9,745,021                                    9,748,057
Net loss.....................................                                         (7,599,373)                    (7,599,373)
                                               ----------   -------    -----------   ------------    ---------      -----------
Balance at December 31, 2000.................  17,052,597   $17,053    $49,326,663   $(36,635,176)   $ (26,291)     $12,682,249
                                               ==========   =======    ===========   ============    =========      ===========

   The accompanying notes are an integral part of these financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1998          1999          2000
                                                         -----------   -----------   -----------
Cash flows from operating activities:
  Net loss.............................................  $(6,537,085)  $(7,335,414)  $(7,599,373)
  Adjustments to reconcile net loss to net cash used
    for operating activities:
    Depreciation and amortization......................      297,575       573,518       595,487
    Loss on disposal of fixed assets...................           --         9,518        18,398
    Compensation expense on stock options..............       26,220        42,202       133,832
    Changes in operating assets and liabilities:
      Accounts receivable..............................      (46,073)      (21,165)      (40,463)
      Inventory........................................      (10,265)      (34,424)       54,817
      Prepaid expenses and other current assets........      110,460        50,470        68,139
      Other assets.....................................       97,360         2,037          (382)
      Accounts payable and accrued expenses............      374,654       295,804      (111,795)
                                                         -----------   -----------   -----------
        Net cash used for operating activities.........   (5,687,154)   (6,417,454)   (6,881,340)
                                                         -----------   -----------   -----------
Cash flows from investing activities:
  Purchases of fixed assets............................     (369,817)     (376,659)     (507,932)
  Capitalization of software development costs.........     (310,796)     (256,208)     (430,536)
  Purchases of marketable securities...................           --    (2,454,603)   (3,630,473)
  Liquidation of marketable securities.................    3,026,284            --            --
                                                         -----------   -----------   -----------
        Net cash (used in)provided by investing
          activities...................................    2,345,671    (3,087,470)   (4,568,941)
                                                         -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    issuance costs.....................................      101,779     9,529,557    10,098,503
  Proceeds from utilization of bank credit line........           --       206,727           231
                                                         -----------   -----------   -----------
        Net cash provided by financing activities......      101,779     9,736,284    10,098,734
                                                         -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents...   (3,239,704)      231,360    (1,351,547)
Cash and cash equivalents, beginning of year...........    5,665,736     2,426,032     2,657,392
                                                         -----------   -----------   -----------
Cash and cash equivalents, end of year.................  $ 2,426,032   $ 2,657,392   $ 1,305,845
                                                         ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    During 1998, 1999 and 2000 the Company paid $0, $0 and $12,056, respectively, in interest expense.

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

    The Company anticipates that its existing capital resources, will be adequate to satisfy its capital requirements through December 2001. Thereafter, the Company may require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on acceptable terms to the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting policies followed by the Company are as follows:

    CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, short-term securities of state government agencies, and short-term corporate bonds and commercial paper of companies with strong credit ratings and in diversified industries. The short-term securities of state government agencies are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The short-term corporate bonds and short-term securities of state government agencies with maturities greater than three months from date of purchase, totaling $6,518,924 and $10,149,397 at December 31, 1999 and 2000, respectively, are classified as held to maturity, and mature within one year. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $2,150,000 and $1,112,857 at December 31, 1999 and 2000, respectively, are classified as available for sale. All of these investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

    FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values at December 31, 1999 and 2000.

    INVENTORIES

    Inventories, are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method.

    FIXED ASSETS

    Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method based on estimated useful lives. Repair and maintenance costs are expensed as

                             CAMBRIDGE HEART, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

    SEGMENT

    The Company is engaged principally in one industry segment that represents all of the revenues. See Note 11 with respect to significant customers and with respect to sales in other geographic areas.

    REVENUE RECOGNITION

    The Company generally recognizes product revenue upon shipment of goods provided that risk of loss has passed to the customer, all obligations of the Company have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from maintenance contracts and licenses is recorded over the term of the underlying agreement. Revenue subject to reimbursement by the Company is deferred until the customer's right to any reimbursement lapses. Payments received in advance of services being performed is recorded as deferred revenue.

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

    The Company amortizes software development costs on a straight-line basis over the estimated economic life of the product, generally 3 years.

    Costs capitalized at December 31, 2000, which are included in other assets in the accompanying balance sheet, totaled $540,000 ($395,000 at December 31, 1999), net of $539,000 of accumulated amortization ($283,000 at December 31,
1999).

    LICENSING FEES AND PATENT COSTS

    The Company has entered into licensing agreements which give the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under these licensing agreements and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. Amounts capitalized at December 31, 2000 totaled $57,000 ($59,000 at December 31, 1999), net of $89,000 of accumulated amortization ($58,000 at December 31, 1999), which are included in other assets in the accompanying balance sheet.

                             CAMBRIDGE HEART, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION

    The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for disclosure purposes only (Note 7). All stock based awards to non-employees are accounted for at their fair value as prescribed by SFAS 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services".

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect) the reported amount of assets and liabilities and disclosure of contingencies and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

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

    During June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101B, an amendment to SAB 101, "Revenue Recognition in Financial Statements". SAB 101B defers the required implementation of SAB 101 until the fiscal quarter ended December 31, 2000. The adoption of SAB 101 did not have a significant effect on our financial position and results of operations.

    During June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard ("FAS") No. 138, "Accounting for Certain Derivative Instruments--An amendment of FAS 133 "Accounting for Derivative Instruments and Hedging Activities". FAS 138 shall be effective for

                             CAMBRIDGE HEART, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect this to have a material impact on our financial position and results of operations.

3.  FIXED ASSETS

    Fixed assets consist of the following:

                                             ESTIMATED
                                              USEFUL          DECEMBER 31,
                                               LIVES     -----------------------
                                              (YEARS)       1999         2000
                                             ---------   ----------   ----------
Computer equipment.........................     3-5      $  549,731   $  579,721
Manufacturing equipment....................       5         157,888      380,568
Office furniture...........................       7          85,552       85,552
Sales display and clinical equipment.......       3         728,914      791,125
Leasehold Improvements.....................       2          17,275            0
                                                         ----------   ----------
                                                          1,539,360    1,836,966
Less--accumulated depreciation.............                 893,429    1,009,755
                                                         ----------   ----------
                                                         $  645,931   $  827,211
                                                         ==========   ==========

4.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Accrued employee compensation...........................  $286,992   $239,111
Accrued clinical trial costs............................    72,850     48,000
Accrued professional fees...............................    64,000     54,558
Accrued other...........................................    94,092    166,082
                                                          --------   --------
                                                          $517,934   $507,751
                                                          ========   ========

5.  LINE OF CREDIT

    The Company has a line of credit facility in place which provides a borrowing base of 75% of eligible accounts receivable as defined in the agreement, up to a maximum borrowing of $500,000, payable on demand. Interest is payable monthly in arrears at the bank's prime rate plus .5% (10.0% at December 31, 2000). The line of credit is collateralized by all of the Company's assets as defined in the agreement. This line of credit is scheduled to expire on April 23, 2001. The amount outstanding at December 31, 2000 is $206,958. The Company has incurred interest expense related to the line of credit facility of $12,056 in 2000, $0 in 1999, and $0 in 1998.

                             CAMBRIDGE HEART, INC.

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

    COMMON STOCK

    In private placement transactions completed in January 2000 and September 2000, the Company raised gross proceeds totaling $10,465,000, less $717,000 of issuance costs, from the sale of 2,990,000 shares of Common Stock at $3.50 per share.

    WARRANTS

    During 2000, warrants to purchase a total of 1,025,561 shares of common stock were issued in connection with the sale of 2,990,000 of common stock. Investors received warrants to purchase 837,000 shares of common stock at $3.50 per share. In addition, the Company's selling agent received warrants to purchase 188,561 shares of common stock at $4.20 per share. Warrants for the purchase of 74,867 shares of common stock at a weighted average price of $3.94 per share were exercised as of December 31, 2000.

    Warrants outstanding at December 31, 2000 are as follows:

                                                    EXERCISE
                                          NUMBER     PRICE
                                            OF        PER
                                          SHARES     SHARE      EXPIRATION DATE
                                         --------   --------   ------------------
Common stock...........................   95,238     $3.710    June 9, 2003
Common stock...........................  275,269     $3.500    October 6, 2004
Common stock...........................   77,127     $4.200    December 9, 2004
Common stock...........................  147,311     $3.630    January 11, 2005
Common stock...........................  860,400     $3.620    September 14, 2005

7.  STOCK PLANS

    1993 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

    During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for the granting of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company. The total number of shares of common stock that may be issued pursuant to the exercise of options granted under the 1993 Plan is 1,688,663. Incentive stock options may not be granted at less than fair market value of the Company's common stock at the date of grant and for a term not to exceed ten years. For holders of more than 10% of the Company's total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant and for a term not to exceed five years. The exercise price under each

                             CAMBRIDGE HEART, INC.

7.  STOCK PLANS (CONTINUED)
non-qualified stock option shall be specified by the stock option committee, but shall in no case be less than the par value of the common stock subject to the non-qualified stock option.

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

    All options granted during 1998, 1999 and 2000 have exercise prices equal to the fair market value of the common stock at the date of grant. Transactions under the Company's stock option plans during the years ended December 31, 1998, 1999 and 2000 are summarized as follows:

                                            DECEMBER 31, 1998      DECEMBER 31, 1999      DECEMBER 31, 2000
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                           NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                            OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                           ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........  1,372,750    $3.57     1,341,500    $3.55     1,705,450    $3.53
Granted..................................    653,000     5.92       617,950     3.47       552,500     3.18
Exercised................................   (147,750)    0.23        (1,750)    1.20        (6,250)    1.68
Canceled.................................   (536,500)    7.80      (252,250)    6.22      (272,450)    5.57
                                           ---------    -----     ---------    -----     ---------    -----
Outstanding at end of year...............  1,341,500    $3.55     1,705,450    $3.53     1,979,250    $2.79
                                           =========    =====     =========    =====     =========    =====
Exercisable at end of year...............    560,467    $0.74       785,128    $2.07       971,725    $2.27
                                           =========    =====     =========    =====     =========    =====
Weighted average fair value of options
  granted during the year................               $1.71                  $0.96                  $1.27
                                                        =====                  =====                  =====

    In October 1998, the Company repriced unexercised options to purchase a total of 396,250 shares of Common stock previously granted to employees and options to purchase a total of 40,000 shares of

                             CAMBRIDGE HEART, INC.

7.  STOCK PLANS (CONTINUED)
Common stock previously granted to members of the Company's Scientific Advisory Board ("SAB"). All vesting in the surrendered options was forfeited. The new employee options vest at a rate of 25% per year and the SAB options vest at a rate of 33% per year. The Company recorded $21,775 and $15,490 of deferred compensation in 1999 and 2000 respectively relating to this repricing.

    The Board of Directors granted non qualified options to purchase a total of 752,000 shares of Common stock with an exercise price of $2.69, vesting 25% per year for four years, to the newly hired President and Chief Operating Officer of the Company in October 2000. None of these options were exercisable at 12/31/00. During 1999, non qualified options to purchase 85,000 shares of Common stock were granted to advisors to the Company. None of these options are covered by an existing plan. These options have exercise prices equal to the fair market value of the common stock at the date of grant. They are not included in the chart above.

    The following table summarizes information about stock options outstanding under the Company's stock option plans at December 31, 2000:

                                                 WEIGHTED AVERAGE   WEIGHTED                 WEIGHED AVERAGE
                                                    REMAINING       AVERAGE     NUMBER OF    EXERCISE PRICE
                                     NUMBER      CONTRACTUAL LIFE   EXERCISE     OPTIONS       OF OPTIONS
RANGE OF EXERCISE PRICES           OUTSTANDING       IN YEARS        PRICE     EXERCISABLE     EXERCISABLE
------------------------           -----------   ----------------   --------   -----------   ---------------
$.002-$.019......................      32,070          3.33          $0.02        32,070          $0.02
$ .20-$2.00......................     594,430          5.63           0.58       594,430           0.58
$2.50-$2.94......................     762,750          9.25           2.72       131,275           2.71
$3.06-$5.13......................     460,500          8.60           4.49       122,750           4.99
$6.63-$9.38......................     129,500          7.66           8.01        91,200           7.98
                                    ---------                                    -------
                                    1,979,250          7.81          $2.79       971,725          $2.27
                                    =========                                    =======

    At December 31, 2000, 1,979,250 shares of common stock are reserved for issuance upon exercise of the options issued under the Company's stock option plans and there are 1,865 options available for future grant. Outstanding options generally vest on a pro rata basis over a period of two to five years.

    The Company has recorded compensation expense related to options granted to non-employee consultants for services rendered totaling $15,719 in 1998, $20,428 in 1999 and $118,342 in 2000.

    1996 EMPLOYEE STOCK PURCHASE PLAN

    During 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides for the issuance of up to 100,000 shares of the Company's common stock to eligible employees. Under the Purchase Plan, the Company is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The term of individual offerings, which are set by the Board of Directors, may be for periods of twelve months or less and may be different for each offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase
Plan), whichever is lower. The Company issued 11,929, 14,857 and 14,961 shares of common stock at an average price of $5.72, $3.68 and $3.01 during 1998, 1999 and 2000 respectively. At December 31, 2000, the Company had 47,450 shares of common stock reserved for issuance under the Purchase Plan.

                             CAMBRIDGE HEART, INC.

7.  STOCK PLANS (CONTINUED)
    FAIR VALUE DISCLOSURES

    As discussed in Note 2, the Company has elected to adopt SFAS 123 for options granted to employees through disclosure only. Had compensation cost for the Company's option plans and employee stock purchase plan been determined based on the fair value of the options at the grant dates, as prescribed in SFAS 123, for options granted in 1998, 1999 and 2000 the Company's net loss and net loss per share would have been as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Net loss:
    As reported..........................................  $6,537,085   $7,335,414   $7,599,373
    Pro forma............................................  $6,900,661   $7,537,124   $7,869,246
  Net loss per share:
    As reported--basic and diluted.......................  $     0.61   $     0.61   $     0.50
    Pro forma--basic and diluted.........................  $     0.65   $     0.63   $     0.51

    The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1999 and 2000, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 0%, 0%-50%; and 60%;
(iii) risk free interest rates of 5.8%-6.8%, 6.1%-6.9% and 4.58%; and
(iv) expected option terms of 5 years for 1998, 4 years for 1999 and 2000.
SFAS 123 requires that volatility be considered in the calculation of the fair value of an option grant only for grants made when an entity has publicly traded securities or has filed a registration statement to do so. Accordingly, a volatility of 0% was utilized for options granted by the Company prior to the initial filing of its Registration Statement on Form S-1.

    The above pro forma disclosures reflect options granted during 1998, 1999 and 2000 only. Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not necessarily representative of the pro forma effects of reported net income
(loss) for future years.

8.  INCOME TAXES

    The income tax benefit consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Income tax benefit:
    Federal..............................................  $2,344,000   $2,272,772   $2,375,768
    State................................................     513,000      796,063      470,107
                                                           ----------   ----------   ----------
                                                            2,857,000    3,523,835    2,845,875
  Deferred tax asset valuation allowance.................  (2,857,000)  (3,523,835)  (2,845,875)
                                                           ----------   ----------   ----------
                                                           $       --   $       --   $       --
                                                           ==========   ==========   ==========

                             CAMBRIDGE HEART, INC.

8.  INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities) are comprised of the following:

                                                                     DECEMBER 31,
                                                      ------------------------------------------
                                                          1998           1999           2000
                                                      ------------   ------------   ------------
Net operating loss carryforwards....................  $  9,164,000   $ 12,307,604   $ 15,049,459
Research and development tax credit carryforwards...       856,000      1,451,927      1,525,425
Deferred start up and organization expenses.........            --             --             --
Other...............................................        43,000         58,292         77,403
                                                      ------------   ------------   ------------
    Gross deferred tax assets.......................    10,063,000     13,817,823     16,652,287
Capitalized software................................      (137,000)      (138,142)      (158,893)
Fixed assets........................................       (48,000)       (46,261)       (14,829)
Patent costs........................................       (16,000)       (24,453)       (23,723)
                                                      ------------   ------------   ------------
    Net deferred tax assets.........................     9,862,000     13,608,967     16,454,842
    Deferred tax asset valuation allowance..........    (9,862,000)   (13,608,967)   (16,454,842)
                                                      ------------   ------------   ------------
                                                      $         --   $         --   $         --
                                                      ============   ============   ============

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

    Approximately $1,367,491 of the deferred tax asset attributable to net operating loss carryforwards was generated by the exercise of certain non-qualified stock options. Any future utilization of this amount will be credited directly to additional paid-in-capital, and not the income tax provision.

    Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1998          1999          2000
                                                     --------      --------      --------
Statutory U.S. federal tax rate....................   (35.0)%        (35.0)%      (35.0)%
State taxes, net of federal tax benefit............    (6.4)        (10.85)        (6.2)
Non-deductible expenses............................     0.2           0.24          1.5
Federal research and development credits...........    (2.7)         (3.37)        (0.6)
Other..............................................     0.2          (0.94)        (1.6)
Valuation allowance on deferred tax assets.........    43.7          48.04         37.5
                                                      -----         ------        -----
                                                         --%            --%          --%
                                                      =====         ======        =====

    As of December 31, 2000, the Company has approximately $37,400,000 of net operating loss carryforwards and $900,000 and $600,000 of federal and state research and development credits,

                             CAMBRIDGE HEART, INC.

8.  INCOME TAXES (CONTINUED)
respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2007 to 2020.

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

9.  SAVINGS PLAN

    In January 1995, Cambridge Heart adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 1998, 1999 or 2000.

10.  COMMITMENTS

    OPERATING LEASES

    The Company has various noncancelable operating leases for office space and computer hardware and software which expire through 2004. Certain of these leases provide the Company with various renewal options. Total rent expense under all operating leases was approximately $178,600, $202,500 and $231,043 for the years ended December 31, 1998, 1999 and 2000, respectively.

    At December 31, 2000, future minimum rental payments under the non-cancelable leases are as follows:

2001........................................................  $232,510
2002........................................................   197,286
2003........................................................   172,659
2004 and thereafter.........................................     4,199
                                                              --------
                                                              $606,654

    LICENSE MAINTENANCE FEES

    Under the terms of various license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $10,000 to $40,000 per year through 2008. The Company is so required to meet certain development and sales milestones as specified in the agreements. Should the Company fail to meet such milestones,

                             CAMBRIDGE HEART, INC.

10.  COMMITMENTS (CONTINUED)
the license arrangements may be terminated at the sole option of the licensor. License maintenance fees paid during 1998 and 1999 amounted to $20,000 in each year. License maintenance paid during 2000 totaled $40,000. The future minimum license maintenance fee commitments at December 31, 2000 are approximately as follows:

2001........................................................  $ 40,000
2002........................................................    40,000
2003........................................................    40,000
2004........................................................    40,000
Thereafter..................................................   160,000
                                                              --------
                                                              $320,000

    During the term of these license agreements, the Company is obligated to pay a royalty (ranging from 1.5% to 2.0%) based on net sales of any products developed from the licensed technologies. The license maintenance fees described above are creditable against royalties otherwise payable for such year.

11.  RELATED PARTY TRANSACTIONS, INCLUDING ROYALTY OBLIGATIONS

    LICENSE AGREEMENT/CONSULTING AND TECHNOLOGY AGREEMENT

    Since February 1993, the Company has been a party to a license agreement with a member of the Company's Board of Directors. This individual is also Chairman of the Company's Scientific Advisory Board and a faculty member at the institution with which the Company has entered into certain other license agreements. In exchange for exclusive patented technology licensing rights, the Company was required to pay this individual a royalty based on 1% of net sales of products developed from such technology and spend a minimum of $200,000 in each two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to this technology. If the Company chose to sublicense this product to an unrelated party, the royalty would be based on 20% of the gross revenue. Because the Company has chosen not to invest in this technology as required by the license agreement, both parties have agreed to terminate the agreement effective September 2000.

    Also in February 1993, the Company entered into a consulting and technology agreement with this individual. This agreement, which has been extended to December 31, 2001, requires the Company to pay a monthly consulting fee of $10,833, as stipulated in the agreement. In February 2000, the Company modified this consulting agreement for additional consulting services, requiring the Company to pay an additional consulting fee of $8,333 per month through January 2001. Total payments made on both agreements during 1998, 1999 and 2000 were approximately $118,000, $121,300 and $217,494 respectively, and are included in research and development expense. The Company is also required to remit to this individual a royalty of 1% of net sales of products developed from certain other technology licensed from the institution described above. If the Company chooses to sublicense such products to an unrelated party, the royalty will be based on 7% of the gross revenue received from the unrelated party for products developed from such technology. In connection with this 1993 consulting and technology agreement, a warrant to purchase 109,634 shares of common stock was issued to this individual. This warrant was exercised during 1998, and 85,510 shares of common stock were issued. During 2000, the Company granted an option to purchase 45,000 shares vesting annually over a 3 year

                             CAMBRIDGE HEART, INC.

11. RELATED PARTY TRANSACTIONS, INCLUDING ROYALTY OBLIGATIONS (CONTINUED) period and granted an additional option to purchase 20,000 shares vesting annually over a 4 year period.

    Operations through December 31, 2000 did not result in the recognition of any material royalty expense in connection with these agreements.

12.  MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

    Revenues from the Company's Japanese distributor accounted for 36%, 27% and 19% of total revenues during 1998, 1999 and 2000 respectively and 37%, 16% and 4% of the accounts receivable balance at December 31, 1998, 1999 and 2000 respectively. Company policy does not require collateral on accounts receivable balances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001 (the "2001 Proxy Statement") under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The response to this item is contained in the 2001 Proxy Statement under the captions "Compensation of Directors," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is contained in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is contained in the 2001 Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1.  FINANCIAL STATEMENTS

    Our financial statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

    (a) 2.  FINANCIAL STATEMENT SCHEDULES

    All applicable information is readily determinable from the notes to our financial statements.

    (a) 3.  LISTING OF EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
 (1)3.1                 Restated Certificate of Incorporation of the Registrant.
 (1)3.2                 By-Laws of the Registrant, as amended.
 (1)4.1                 Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.
(1)10.1#                1993 Incentive and Non-Qualified Stock Option Plan, as amended.
(1)10.2#                1996 Equity Incentive Plan, as amended.
(1)10.3#                1996 Employee Stock Purchase Plan.
(1)10.4#                1996 Director Stock Option Plan.
(1)10.5#                Consulting and Technology Agreement between the Registrant and Dr.
                        Richard J. Cohen, dated February 8, 1993.
(1)10.6#                Employment Agreement between the Registrant and Jeffrey M. Arnold, dated September 1, 1993, as amended.
(1)10.7#                License Agreement By and Between the Registrant and Dr. Richard J.
                        Cohen, dated February 8, 1993.
(1)10.8*                Exclusive Distributorship Agreement by and between the Registrant and
                        Fukuda Denshi Co., Ltd.
(1)10.9                 License Agreement by and between the Registrant and the Massachusetts
                        Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing Myocardial Electrical Stability".
(1)10.10                License Agreement by and between the Registrants and the Massachusetts
                        Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiac Electrical Imaging".
(1)10.11                License Agreement by and between the Registrant and the Massachusetts
                        Institute of Technology, dated September 28, 1993, relating to the technology of "Cardiovascular System Identification", as amended on
                        July 9, 1996.
(2)10.12                Amended and Restated Lease By and Between the Registrant and R.W.
                        Connelly, dated October 22, 1997.
(2)10.13#               Agreement to Extend the Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated January 23, 1998.
(3)10.14                First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Cardiovascular System Identification".
(3)10.15                First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Cardiac Electrical Imaging".
(3)10.16                First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Assessing Myocardial Electrical
                        Stability".
(3)10.17*               First Amendment to the Exclusive Distributorship Agreement by and
                        between the Registrant and Fukuda Denshi Co., Ltd.
(3)10.18*               Distributor Agreement, dated as of April 1, 1998, by and between the
                        Registrant and Reynolds Medical Ltd.
(3)10.19*               Distributor Agreement, dated as of March 1, 1998, by and between the
                        Registrant and Image. Monitoring, Inc
(4)10.20                Cooperative Marketing Agreement between the Registrant and Guidant
                        Corporation dated May 7, 1999.
(4)10.21                Cooperative Marketing Agreement between the Registrant and
                        Medtronic, Inc. dated May 20, 1999.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
(4)10.22                Purchase Agreement among the Registrant, The Tail Wind Fund Ltd.,
                        Special Situations Private Equity Fund, L.P., Special Situations Fund
                        III, L.P., and Geoffrey H. Galley dated June 8, 1999.
(4)10.23                Registration Rights Agreement among the Registrant, The Tail Wind
                        Fund Ltd., Special Situations Private Equity Fund, L.P., Special
                        Situations Fund III, L.P. and Geoffrey H. Galley dated June 8, 1999.
(4)10.24                Warrant to purchase common stock of the Registrant in favor of
                        Geoffrey H. Galley.
                        Warrant to purchase common stock of the Registrant in favor of Special
(4)10.25                Situations
                        Fund III, L.P.
(4)10.26                Warrant to purchase common stock of the Registrant in favor of Special
                        Situations Private Equity Fund, L.P.
(4)10.27                Warrant to purchase common stock of the Registrant in favor of The
                        Tail Wind Fund Ltd.
(5)10.28                Sales Agency Agreement between the Registrant and Sunrise Securities
                        Corp. dated August 16, 1999.
(5)10.29                Form of Subscription Agreement entered into between the Registrant and each of the persons listed below, for the number of shares of
                        Registrant's common stock listed opposite each name:

                        Cambridge Options...........................................  150,000
                        Jerry Heymann...............................................   14,286
                        Little Wing L.P.............................................  225,700
                        Little Wing L.P. Too........................................   82,860
                        Nathan A. Low...............................................  140,000
                        Amy Newmark.................................................   20,000
                        Rebel Investments & Co......................................  150,000
                        Matthew Rebold..............................................   25,000
                        Judy W. Stone, M.D..........................................    8,500
                        Robert L. Swisher, Jr.......................................  100,000
                        Tradewinds Fund Ltd.........................................  120,000
                        Yale University.............................................  285,714
                        Richard B. Stone............................................   30,000
                        Paul Scharfer...............................................  100,000
                        Cheryl Halpern..............................................   14,286
                        David S. Hannes.............................................   14,286
                        Norwest Bank North Dakota, N.A..............................   21,429
                        RLH Options, Inc............................................   14,286
                        Robert P. Khederian.........................................  600,000

(8)10.30#               Amendment dated September 8, 1999 to the Employment Agreement between the Registrant and Jeffrey M. Arnold dated September 1, 1993.
(8)10.31#               Amendment dated October 25, 1999 to the Employment Agreement between the Registrant and Jeffrey Arnold dated September 1, 1993.
(8)10.32#               Severance Agreement dated November 18, 1999 between the Registrant and
                        Robert Palardy.
(8)10.33#               Severance Agreement dated November 18, 1999 between the Registrant and
                        Eric Dufford.
(8)10.34#               Severance Agreement dated November 18, 1999 between the Registrant and
                        James Sheppard.
(8)10.35#               Severance Agreement dated November 18, 1999 between the Registrant and
                        Andra Thomas.
(9)10.36*               Distribution and License Agreement dated May 10, 2000 between the
                        Registrant and SMI Medical, Inc.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
(9)10.37*               Sensor Usage Agreement Remarketing Agreement dated September 8, 2000 between Registrant and Americorp Financial, Inc.
(9)10.38#               Severance Agreement dated September 27, 2000 between the Registrant and David Chazanovitz.
  10.39#                Agreement dated June 19,2000 between Registrant and Jeffrey M. Arnold modifying the Employment Agreement of Jeffrey M. Arnold.
  23.1                  Consent of PricewaterhouseCoopers LLP.
(6)99.1                 Integrated Clinical Statistical Report--A Prospective Multi-Center
                        Study to Determine the Effectiveness of T-Ware Alternans in Predicting
                        Susceptibility to Ventricular Arrhythmias.
(7)99.2                 Integrated Clinical Statistical Report (Interim Report)--A 12 Month
                        Follow-Up Study of Patients Enrolled in a Prospective Multi-Center
                        Study to Determine the Effectiveness of T-Wave Alternans in Predicting
                        Susceptibility to Ventricular Arrhythmias.

------------------------

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

(5) Incorporated herein by reference to the Registrant's Form 10-Q, as amended, for the quarter ended September 30, 1999

(6) Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed
    August 19, 1998.

(7) Incorporated herein by reference to the Registrant's Amendment No. 1 to Current Report on Form 8-K/A filed September 4, 1998.

(8) Incorporated by reference to the Registrant's Form 10-K for the fiscal year
    ended       December 31, 1999.

(9) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2000.

(10) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 2000.

*   Confidential treatment has been granted as to certain portions.

# Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

    (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                                       CAMBRIDGE HEART, INC.

                                                       By:           /s/ DAVID A. CHAZANOVITZ
                                                            -----------------------------------------
                                                                       David A. Chazanovitz
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
              /s/ DAVID A. CHAZANOVITZ                   Officer and Director
     -------------------------------------------         (Principal Executive         March 23, 2001
                David A. Chazanovitz                     Officer)

                /s/ ROBERT B. PALARDY                  Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 23, 2001
                  Robert B. Palardy                      Accounting Officer)

                /s/ JEFFREY M. ARNOLD                  Chairman of the Board of
     -------------------------------------------         Directors                    March 23, 2001
                  Jeffrey M. Arnold

                                                       Director
     -------------------------------------------                                       March , 2001
                  Maren D. Anderson

                /s/ HARRIS A. BERMAN                   Director
     -------------------------------------------                                      March 23, 2001
                  Harris A. Berman

                /s/ RICHARD J. COHEN                   Director
     -------------------------------------------                                      March 23, 2001
                  Richard J. Cohen

                /s/ JEFFREY J. LANGAN                  Director
     -------------------------------------------                                      March 23, 2001
                  Jeffrey J. Langan

                                                       Director
     -------------------------------------------                                       March , 2001
                  Daniel M. Mulvena