Form 10-Q
period 2001-03-31
CAMBRIDGE HEART INC
filed 2001-05-15
CIK 913443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period
ended March 31, 2001	Commission File Number 0-20991

CAMBRIDGE HEART, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	13-3679946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 OAK PARK DRIVE
BEDFORD, MASSACHUSETTS	01730
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer's classes of common stock as of May 11, 2001:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	17,052,889

CAMBRIDGE HEART, INC.

             This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by our management from time to time.

PART I - FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CAMBRIDGE HEART, INC.
BALANCE SHEET
(Unaudited)

	December 31, 2000	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 1,305,845	$ 1,268,393
Marketable securities	10,149,397	8,308,244
Accounts receivable, (net of allowance for doubtful account of $54,807 at December 31, 2000 and March 31, 2001)	617,619	664,264
Inventory	406,096	490,477
Prepaid expenses and other current assets	72,058	203,934
Total current assets	12,551,015	10,935,312
Fixed assets, net	827,211	764,098
Other assets	596,782	689,164
	$13,975,008	$12,388,574
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 578,050	$ 559,318
Accrued expenses	507,751	704,233
Short term debt	206,958	137,425
Total current liabilities	1,292,759	1,400,976
Stockholder's equity:
Common stock, $.001 par value; 25,000,000 shares authorized; 17,052,597 and 17,052,889 shares issued and outstanding at December 31, 2000 and March 31,2001, respectively	17,053	17,053
Additional paid-in capital	49,326,663	49,342,318
Accumulated deficit	(36,635,176)	(38,349,238)

	12,708,540	11,010,133
Less: deferred compensation	(26,291)	(22,535)
Total stockholders' equity	12,682,249	10,987,598
	$13,975,008	$12,388,574

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2000	2001
Revenue	$412,904	$677,927
Cost of goods sold	435,305	514,446
Cost and expenses:	(22,401)	163,481
Research and development	924,149	563,919
Selling, general and administrative	1,268,376	1,498,148
Loss from operations	(2,214,926)	(1,898,586)
Interest income, net	128,903	184,524
Net loss	$(2,086,023)	$(1,714,062)
Net loss per share - basic and diluted	$(0.14)	$(0.10)
Weighted average shares outstanding - basic and diluted.	14,449,379	17,052,889

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2000	2001
Cash flows from operating activities:
Net loss	$(2,086,023)	$(1,714,062)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	88,605	164,595
Compensation expense related to stock options	43,022	19,411
Changes in operating assets and liabilities:
Accounts receivable	43,527	(46,645)
Inventory	(101,304)	(84,381)
Prepaid expenses and other current assets	(60,370)	(131,876)
Other assets	(1,040)	(9,820)
Accounts payable and accrued expenses	(86,119)	177,750
Net cash used for operating activities	(2,159,702)	(1,625,028)
Cash flows from investing activities:
Proceeds from the sale of marketable securities	190,257	1,841,153
Purchase of fixed assets	(86,888)	(19,868)
Capitalization of software development costs	(44,970)	(164,176)
Net cash provided by investing activity	58,399	1,657,109
Cash flows from financing activities:
Proceeds from issuance of common stock, net Of issuance costs	2,075,080	--
Proceeds from the exercise of warrants	294,841	--
Proceeds from utilization of bank credit line	(88,976)	(69,533)
Net cash provided by financing activities	2,280,945	(69,533)
Net increase (decrease) in cash and cash equivalents	179,642	(37,452)
Cash and cash equivalents at beginning of period	2,657,392	1,305,845
Cash and cash equivalents at end of period	$2,837,034	$1,268,393

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

2.          BASIS OF PRESENTATION

The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 2000 and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 2001, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

3.          NET LOSS PER SHARE

Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 2,285,187 and 4,260,345 of potential common stock equivalents from the calculation of diluted weighted average share amounts for the three month periods ended March 31, 2000 and 2001 respectively, as its inclusion would have been anti- dilutive.

4.          Derivative Financial Instruments

The Company has adopted the provisions of Statements of Financial Accounting standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The adoption had no effect on the Company's financial results as the Company does not currently utilize any derivative financial instruments.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

             We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac death, the early detection of coronary artery disease. Clinical research conducted to date has demonstrated that the presence of T-wave alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event such as ventricular tachyarrhythmia or sudden death. Sudden cardiac death accounts for approximately one-half of all cardiac related deaths, or about 300,000 in the United States each year.

NEW DEVELOPMENTS

             In March 2001, we entered into a three year agreement with Agilent Technologies, Inc., which we refer to as Agilent, making them the exclusive distributor of our CH 2000 stress test system within the U.S. The product will be marketed by the Agilent sales force as the Cambridge Heart CH 2000. With Agilent distributing the CH 2000 for stress, it allows us to concentrate our efforts on our patented Microvolt T-Wave Alternans products and technology. The CH 2000 to be marketed by Agilent, has been upgraded to be compatible with Microsoft Windows 2000. We shipped the first upgraded CH 2000 to Agilent during the first quarter.

             The integration of our Microvolt T-Wave Alternans technology with the Quest stress test system of our strategic partner Spacelabs Medical, Inc. is complete, as is the testing and system validation. Under the terms of an agreement signed last year, Spacelabs will distribute our Microvolt T-Wave Alternans technology as a feature on its Quest diagnostic cardiac system. Spacelabs submitted a 510(k) to the FDA for approval in May 2001. We expect initial shipments of the new product to begin in the second quarter of 2001.

             The Alternans Before Cardioverter Defibrillator, which we refer to as the ABCD clinical trial, that we are sponsoring together with St. Jude Medical has received FDA approval and the first patients has been enrolled. The purpose of the trial is to evaluate the effectiveness of our non-invasive Microvolt T-Wave Alternans test as compared to an invasive electrophysiology study in identifying candidates suitable for implantable cardioverter defibrillator therapy. The study will be conducted at approximately 35 sites both in the U.S. and overseas. The study will enroll approximately 540 patients over the next year and will have an additional year of follow-up.

             In March 2001, we received notification from the American Medical Association (AMA), that their CPT Editorial Panel Executive Committee voted to establish a new Category I CPT code for our Microvolt T-Wave Alternans test based upon their review of literature and data we submitted for their consideration. The Committee found that the data demonstrate Microvolt T-Wave Alternans testing is a predictor of risk of sudden death. We believe that the new CPT code, when issued, should significantly improve the process for obtaining reimbursement for the Microvolt T-Wave Alternans test and provide our customers with an efficient means to submit claims and receive payment in a timely manner. The AMA is currently gathering data to determine the amount of reimbursement to recommend for the test when the new code is published and available for use in January 2002.

             We are also making progress toward obtaining coverage for Medicare patients. Medicare's Cardiology Working Group has developed a model coverage policy. This model policy provides a recommendation to local Medicare Carriers across the United States as to coverage and payment for our Microvolt T-Wave Alternans test. To date, 6 Medicare Carriers covering over a dozen states, including New York and California, have posted draft policies, based on the Medicare Cardiology Working Group recommendation, on their web sites. These policies will remain posted for 60 days for comments and will then be finalized and adopted for use.

             During the quarter we continued to increase the size of our direct sales organization. We expect to have a total of 13 sales representatives and 2 sales managers in place by the end of May.

RESULTS OF OPERATIONS

Three Month Periods ended March 31, 2000 and 2001

             Revenue for the three month periods ended March 31, 2000 and 2001 was $412,904 and $677,927 respectively, an increase of 64%. This increase is primarily due to revenue from the sale of our Microvolt T-Wave Alternans products (Heartwave, CH 2000 with Microvolt T-Wave Alternans, Micro-V Alternans Sensors) which increased 50% during the same periods. Microvolt T-Wave Alternans product sales represented 65% and 59% of total revenue for the three month periods ended March 31, 2000 and 2001 respectively.

             Revenue from sales to customers in the United States for the three month period ended March 31, 2001 was $340,000, an increase of 49% compared to the same period of 2000. U.S. revenue of Microvolt T-Wave Alternans products increased 52% during the same periods primarily due to revenue from the sale of our Heartwave products and increased sales volume of our disposable Micro-V Alternans Sensors.

             Revenue from sales to customers outside the United States for the three month period ended March 31, 2001 was $337,900, an increase of 82% compared to the same period of 2000. International revenue of Microvolt T-Wave Alternans products increased 46% during the same periods. Revenue from the sale of our CH 2000 stress test system were $167,100, an increase of 107% during the first quarter of 2001 compared to the first quarter of 2000 primarily due to higher orders from our European distributors.

             Gross margin on products sold for the three month periods ended March 31, 2000 and 2001 was (5%) and 24% of revenue respectively. The improvement in the margin percentage to sales reflects the effect of improved equipment sales volume on the utilization of fixed labor and overhead costs and the impact of material cost reduction efforts.

             Research and development expenses decreased from $924,149 in the three month period ended March 31, 2000 to $563,919 for the same period of 2001, a decrease of 39%. Costs incurred during the first quarter of 2000 reflected the development efforts associated with our Heartwave product, which was introduced to the market during the second half of 2000. Costs are expected to increase modestly during the balance of 2001 in support of key clinical studies and selected development programs.

             Selling, general and administrative expenses increased from $1,268,376 in the three month period ended March 31, 2000 to $1,498,148 in the same period in 2001, an increase of 18%. The increase reflects costs associated with the planned expansion of our U.S. sales organization and the marketing and training efforts in support of this activity. We expect selling, general and administrative expenses to increase during the year 2001 as revenues grow and as we expand our U.S. sales force.

             Net interest income was $128,903 for the three month period ended March 31, 2000 compared to $184,524 for the same period in 2001. This increase resulted from a higher level of invested cash for the three months ended March 31, 2001 when compared to the same period last year due to our equity financing activities in January and September 2000. Interest expense on short-term borrowings was $4,536 for the three month period ended March 31, 2000 compared to $4,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

             As of March 31, 2001, we had cash, cash equivalents and marketable securities of $9,576,637. During the three month period ended March 31, 2001, our cash, cash equivalents and marketable securities decreased by $1,878,605 or 16%, consistent with our net loss for the three month period of $1,714,062 and an increase in net operating assets of $94,972.

             Inventory levels increased from $406,096 to $490,477 as of December 31, 2000 and March 31, 2001 respectively. The inventory increase is primarily attributable to the planned build of components for both the Heartwave and CH 2000 to support planned shipments of both products for domestic and international customers. Inventories consist of the following:

	December 31,	March 31,
	2000	2001
Raw Materials	$343,396	$475,334
Work in Process	12,938	632
Finished Goods	49,762	44,511
	406,096	520,477
Provision	---	(30,000)
	$406,096	490,477

             Fixed asset additions during the quarter primarily represent increased clinical research units and computer equipment for newly hired sales representatives. We do not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

             Under the terms of various license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, range from $10,000 to $40,000 per year in total through 2008. We are committed to pay an aggregate of $280,000 of such minimum license maintenance fees subsequent to March 31, 2001 as the technology is used. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements

             We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through the next twelve months.

Factors Which May Affect Future Results

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

Risks Related to Our Operations

We have a history of net losses, we expect to continue to incur net losses and may not achieve or maintain profitability

             We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through March 31, 2001. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We believe that our research and development expenses will increase in the future as we develop additional products and fund clinical trials of our product candidates. Our research and development expenses may also increase in the future as we supplement our internal research and development with additional third party technology licenses and potential acquisition of complementary products and technologies. We also expect that our selling, general and administrative expenses will increase significantly in connection with the continued expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

•            the timing of regulatory actions;
•            progress of product development;
•            the extent to which our products gain market acceptance;
•            varying pricing promotions and volume discounts to customers; competition; and
•            the availability of third-party reimbursement.

We have not been able to fund our operations from cash generated by our business, and if we cannot meet our future capital requirements, we may not be able to develop or enhance our technology, take advantage of business opportunities and respond to competitive pressures.

             We have principally financed our operations over the past two years through the private placement of shares of our common stock. If we do not generate sufficient cash from our business to fund operations or if we cannot obtain additional capital through equity or debt financings, we will be unable to grow as planned and may not be able to take advantage of business opportunities, develop new technology or respond to competitive pressures. This could limit our growth and have a material adverse effect on the market price of our common stock. Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

We depend on our Microvolt T-Wave Alternans technology for a significant portion of our revenues and if it does not achieve broad market acceptance, our revenues could decline

             We believe that our future success will depend, in large part, upon the successful commercialization and market acceptance of our Microvolt T-Wave Alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology and upon our ability to obtain third party reimbursement for users of our technology. The failure of our Microvolt T-Wave Alternans technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products would reduce our revenues. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our Microvolt T- Wave Alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

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

•            a potential for interruption, or inconsistency in the supply of components or subassemblies leading to backorders and product shortages;
•            a potential for inconsistent quality of components or subassemblies supplied, leading to reduced customer satisfaction or increased product costs; and
•            inconsistent pricing.

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

Risks Related to the Market for Cardiac Diagnostic Equipment

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims

             The testing, manufacture, marketing and sale of medical devices entails the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we conduct business, including clinical trials and product marketing and sales, such coverage may not be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of the CH 2000 and the Heartwave systems, or cause a significant financial burden on Cambridge Heart, or both, and could have a material adverse effect on our business, financial condition, and ability to market the both systems as currently contemplated.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations, including research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help assure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have a material exposure due to market risk.

             We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at March 31, 2001 due to the short maturities of these instruments.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

             In February 2001, Mr. David A. Chazanovitz was appointed our Chief Executive Officer. Mr. Jeffrey M. Arnold, who was our Chief Executive Officer from September 1993 to February 2001, continues as a part-time employee and Chairman of the Board of Directors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

             The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	OEM Purchase Agreement by and between the Registrant and Agilent Technologies, Inc. dated March 16, 2001.

* The Registrant has requested confidential treatment as to certain portions, which have been filed separately with the SEC.

             (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 2001

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.
Date: May 14, 2001	By:	/s/ David A. Chazanovitz
David A. Chazanovitz
President, Chief Executive Officer