Form 10-Q
period 2001-06-30
CAMBRIDGE HEART INC
filed 2001-08-14
CIK 913443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period
ended June 30, 2001                               Commission File Number 0-20991


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


Yes  |X|    No  |_|


Number of shares outstanding of each of the issuer's classes of common stock as of August 11, 2001:

                 Class                              Number of Shares Outstanding
--------------------------------------------------------------------------------
 Common Stock, par value $.001 per share                    17,066,923

                              CAMBRIDGE HEART, INC.


                                      INDEX

PART I.         FINANCIAL INFORMATION
                ITEM 1.    FINANCIAL STATEMENTS

                           BALANCE SHEET AT DECEMBER 31, 2000 AND JUNE 30, 2001

                           STATEMENT OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                           JUNE 30, 2001 AND 2000 (UNAUDITED)

                           STATEMENT OF CASH FLOWS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 AND
                           2000 (UNAUDITED)

                           NOTES TO CONDENSED FINANCIAL STATEMENTS

                ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS

                ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II.        OTHER INFORMATION

                ITEM 5.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS
                              CAMBRIDGE HEART, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)



                                                                    DECEMBER 31,           JUNE 30,
                                                                        2000                 2001
                                                                  ---------------       --------------
                          ASSETS
Current assets:
Cash and cash equivalents                                           $ 1,305,845          $   913,747
Marketable securities                                                10,149,397            6,884,688
Accounts receivable, (net of allowance for doubtful                     617,619              749,831
  account of $54,807 and $46,610 at December 31, 2000 and
  June 30, 2001)
Inventory                                                               406,096              637,710
Prepaid expenses and other current assets                                72,058              186,848
                                                                    -----------          -----------
      Total current assets                                           12,551,015            9,372,824

Fixed assets, net                                                       827,211              743,745
Other assets                                                            596,782              746,040
                                                                    -----------          -----------
     Total Assets                                                   $13,975,008          $10,862,609
                                                                    -----------          -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                      $ 578,050            $ 267,078
Accrued expenses                                                        507,751              615,510
Short term debt                                                         206,958              488,735
                                                                    -----------          -----------
      Total current liabilities                                       1,292,759            1,371,323

Long term debt                                                                               120,312
                                                                    -----------          -----------
     Total Liabilities                                                1,292,759            1,491,635
Stockholder's equity:
Common stock, $.001 par value; 25,000,000 and 50,000,000
  shares authorized at December 31, 2000 and June 30,2001,
  respectively; 17,052,597 and 17,052,889 shares issued and
  outstanding at December 31, 2000 and June 30, 2001,
  respectively                                                           17,053               17,067
Additional paid-in capital                                           49,326,663           49,424,121
Accumulated deficit                                                 (36,635,176)         (40,051,435)
                                                                    -----------          -----------

                                                                     12,708,540            9,389,753
Less: deferred compensation                                             (26,291)             (18,779)
                                                                    -----------          -----------
      Total stockholders' equity                                     12,682,249            9,370,974
                                                                    -----------          -----------
                                                                    $13,975,008          $10,862,609
                                                                    -----------          -----------

            See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------   ---------------------------------
                                                     2000                2001               2000             2001
                                                ---------------    --------------   ---------------   ---------------
Revenue                                             $457,580        $   739,021       $   870,484     $  1,416,948
Cost of goods sold                                   454,923            596,512           890,228        1,110,958
Gross Profit (Loss)                                    2,657            142,509           (19,744)         305,990
Cost and expenses:
Research and development                             661,828            461,439         1,585,977        1,025,358
Selling, general and administrative                1,350,115          1,488,280         2,618,491      298,666,428
                                                 -----------        -----------       -----------     ------------
      Loss from operations                        (2,009,286)        (1,807,210)       (4,224,212)      (3,705,796)
Interest income, net                                 119,819            105,012           248,722          289,535
                                                 -----------        -----------       -----------     ------------
Net loss                                         $(1,889,467)       $(1,702,198)      $(3,975,490)    $ (3,416,261)
                                                 -----------        -----------       -----------     ------------
Net loss per share - basic and diluted                $(0.13)            $(0.10)           $(0.27)          $(0.20)
                                                 -----------        -----------       -----------     ------------
Weighted average shares outstanding -
  basic and diluted.
                                                  14,655,855         17,066,460        14,575,745       17,059,712
                                                 -----------        -----------       -----------     ------------

            See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------
                                                                       2000                 2001
                                                                   ------------         ------------
Cash flows from operating activities:
Net loss                                                           $ (3,975,490)        $ (3,416,261)
Adjustments to reconcile net loss to net cash used for
operating activities:
Depreciation and amortization                                           242,818              309,944
Loss on Disposal of Fixed Assets                                          6,787
Compensation expense related to stock options                            68,913               77,399
Changes in operating assets and liabilities:
      Accounts receivable                                                39,020             (132,212)
      Inventory                                                        (111,002)            (231,614)
      Prepaid expenses and other current assets                          (8,760)            (114,790)
      Other assets                                                        7,968              (31,806)
      Accounts payable and accrued expenses                             (60,743)            (203,211)
                                                                   ------------         ------------
      Net cash used for operating activities                         (3,790,489)          (3,742,551)
                                                                   ------------         ------------
Cash flows from investing activities:
Proceeds from the sale of marketable securities                          60,522            3,264,709
Purchase of fixed assets                                               (278,115)             (82,495)
Capitalization of software development costs                           (122,124)            (261,435)
                                                                   ------------         ------------
      Net cash provided by investing activity                          (339,717)           2,920,779
                                                                   ------------         ------------
Cash flows from financing activities:

Proceeds from issuance of common stock, net of issuance
      costs                                                           2,349,068               27,585
Proceeds from (payment on) bank credit line                             (89,853)             402,089
                                                                   ------------         ------------
      Net cash provided by financing activities                       2,259,215              429,674
Net decrease in cash and cash equivalents                            (1,870,991)            (392,098)
Cash and cash equivalents at beginning of period                      2,657,392            1,305,845
                                                                   ------------         ------------
Cash and cash equivalents at end of period                         $    786,401         $    913,747
                                                                   ------------         ------------

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


2.      BASIS OF PRESENTATION

        The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements dated December 31, 2000 and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and its cash flows for the six month periods ended June 30, 2000 and 2001, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.


3.      NET LOSS PER SHARE

        Consistent with SFAS 128, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 2,289,795 and 4,298,345 of potential common stock equivalents from the calculation of diluted weighted average share amounts for the three month and six month periods ended June 30, 2000 and 2001, respectively, as its inclusion would have been anti-dilutive.


4.      DERIVATIVE FINANCIAL INSTRUMENTS

        The Company has adopted the provisions of Statements of Financial Accounting standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The adoption had no effect on the Company's financial results as the Company does not currently utilize any derivative financial instruments.


5.      MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

        For the three months ended June 30, 2001, three select customers of the Company accounted for 15%, 18% and 23%, respectively, of total revenues. These customers accounted for 9%, 19% and 26% of total revenues for the six month period ended June 30, 2001 and 17%, 17% and 23% of the accounts receivable balance at June 30, 2001. The Company does not anticipate any problems in collecting these outstanding balances.

6.      INVENTORY

        Inventories consist of the following at December 31, 2000 and June 30,2001:

                          December 31,         June 30,
                              2000               2001
                          ------------       --------------
          Raw Materials      $343,400           $580,200
          Work in Process      12,900                700
          Finished Goods       49,800             56,800
                          ------------       --------------
                             $406,100           $637,700
                          ------------       --------------




                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

        We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac death and the early detection of coronary artery disease. Clinical research conducted to date has demonstrated that the presence of Microvolt T-Wave Alternans in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of a cardiac event such as ventricular tachyarrhythmia or sudden death. Sudden cardiac death accounts for approximately one-half of all cardiac related deaths, or about 300,000, in the United States each year.


NEW DEVELOPMENTS

        In June 2001, we completed our first full quarter of shipments to Agilent Technolgies, Inc., which we refer to as Agilent, in accordance with our three year distribution agreement entered into in March 2001. Agilent is the exclusive distributor of our CH 2000 stress test system within the United States. The product is marketed by the Agilent sales force as the Cambridge Heart CH 2000. The CH 2000 being marketed by Agilent has been upgraded to be compatible with Microsoft Windows 2000.

        Enrollment began this quarter in the Alternans Before Cardioverter Defibrillator, which we refer to as the ABCD Clinical Trial, that we are co-sponsoring with St. Jude Medical. The ABCD Clinical Trial will evaluate the effectiveness of our non-invasive Microvolt T-Wave Alternans Test compared to an invasive electrophysiology study in identifying suitable candidates for implantable cardioverter defibrillator therapy. We expect the ABCD Clinical Trial to be conducted at approximately 35 sites, almost entirely in the United States. The first patient was enrolled in May 2001. We expect to enroll approximately 540 patients in the ABCD Clinical Trial over the next year and followed by an additional year of patient follow-up.

        As previously reported, we were notified by the American Medical Association, which we refer to as the AMA, that a new Category I CPT code for our Microvolt T-Wave Alternans Test would be available for use in January 2002. During the quarter, the AMA and Medicare performed an analysis that will be used in assigning a payment value to the procedure. We currently anticipate that the result of this analysis will be published in the November 2001 Federal Register.

        During the quarter, we have seen a number of local Medicare carriers develop draft local medical review policies defining coverage guidelines for the Microvolt T-Wave Alternans Test. We expect that these policies will be finalized in the third quarter, and an additional number of new draft policies will be released for comment.

        In May 2001, the North American Society of Pacing and Electrophysiology held their annual meeting in Boston. During the meeting, we conducted a symposium where prominent members of both the electrophysiology and cardiology communities presented various elements of our Microvolt T-Wave Alternans technology to a group of over 250 healthcare professionals.

         In June 2001, we completed initial shipments of our CE marked Heartwave System to our European distributors.

        We continued the planned expansion of our United States sales organization by adding two additional representatives during the quarter. We now have 13 direct sales representatives and two sales managers. We do not currently anticipate any additional expansion of the U.S. sales organization during 2001.


RESULTS OF OPERATIONS


THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 2001

        Revenue for the three month periods ended June 30, 2000 and 2001 was $457,600 and $739,000, respectively, an increase of 62%. Revenue for the six month periods ended June 30, 2000 and June 30, 2001 was $870,500 and $1,416,900, respectively, an increase of 63%. Revenue from the sale of the Company's proprietary Alternans products for the three and six months ended June 30, 2001, increased 56% and 53% respectively over the same periods of 2000. For the three and six month periods ended June 30, 2001, revenue from the sale of the Company's disposable sensors in the United States, a primary indicator of equipment usage, increased 59% and 101%, respectively over the same periods of 2000. The Company initiated shipment of its CE marked Heartwave Systems to European customers during the second quarter of 2001.

        Gross margin on products sold for the three month periods ended June 30, 2000 and 2001 was less than 1% and 19% of revenue, respectively. The improvement in the margin percentage to sales reflects the effect of increased equipment sales volume on the utilization of fixed labor and overhead costs and the impact of continued material cost reduction efforts. Gross margin for the six month periods ended June 30, 2000 and 2001 was (2%) and 22%, respectively.

        Research and development expenses decreased from $661,800 in the three month period ended June 30, 2000 to $461,400 for the same period of 2001, a decrease of 30%. Research and development costs for the six month periods ended June 30, 2000 and 2001 were $1,586,000 and $1,025,400, respectively, a decrease of 35%. Costs incurred during the first half of 2000 reflected the development efforts associated with our Heartwave stress and EP systems. Both versions of the product were introduced to the market during the second half of 2000. Research and development costs are expected to increase modestly during the balance of 2001 in support of key clinical studies and selected development programs.

        Selling, general and administrative expenses increased from $1,350,100 in the three month period ended June 30, 2000 to $1,488,300 in the same period in 2001, an increase of 10%. For the six month periods ended June 30, 2000 and 2001, selling, general and administrative expenses were $2,618,500 and $2,986,400, respectively, an increase of 14% . The increase reflects costs associated with the support and training of ten new sales representatives added to our U.S. sales organization during the last twelve months. Additionally, costs in support of programs directed at promoting physician awareness and clinical use of our Microvolt T-Wave Altenans technology have increased during 2001 over the comparable periods of last year. We expect selling, general and administrative expenses to increase during the balance of 2001 reflecting the full effect of the expansion of our U.S. sales organization.

        Net interest income was $119,800 for the three month period ended June 30, 2000, compared to $105,000 for the same period in 2001. Both short and long term interest rates have declined during the last twelve month period accounting for the reduction in net interest income. Interest expense on short-term borrowings was $2,900 for the three month period ended June 30, 2000, compared to $300 for the same period in 2001. For the six month period ended June 30, 2000 and 2001, interest income was $248,700 and $289,500, respectively.


LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2001, we had cash, cash equivalents and marketable securities of $7,798,400. During the three month period ended June 30, 2001, our cash, cash equivalents and marketable securities decreased by $1,778,200, or 19%, consistent with our net loss for the three month period of $1,702,200 and an increase in net operating assets of $76,000.

        In June 2001, we increased our $500,000 bank line of credit by an additional $500,000. The additional amount is available for financing the purchase of eligible capital equipment, including computer hardware and manufacturing molds and tooling. The entire line is collateralized by all of the Company's tangible assets and select intangible assets as defined in the agreement. The amount of utilization on the credit line at June 30, 2001 was approximately $609,000.

        Inventory increased during the three month period ended June 30, 2001 from $490,500 to $637,700. The inventory increase is primarily attributable to the planned build of components for the manufacture of both our Heartwave and CH 2000 products to support increased customer demand.

        Fixed asset additions during the quarter primarily represent increased clinical research units placed at ABCD trial sites, as well as computer equipment and sales demonstration units for newly hired sales representatives. We do not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

        Under the terms of various license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which can be credited against royalties otherwise payable for each year, range from $10,000 to $40,000 per year in total through 2008. We are committed to pay an aggregate of $280,000 of such minimum license maintenance fees subsequent to June 30, 2001 as the technology is used. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements

        We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through the next twelve months.


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

                         RISKS RELATED TO OUR OPERATIONS


WE HAVE A HISTORY OF NET LOSSES, WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY


        We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through June 30, 2001. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We believe that our research and development expenses will increase in the future as we develop additional products and fund clinical trials of our product candidates. Our research and development expenses may also increase in the future as we supplement our internal research and development with additional third party technology licenses and potential acquisition of complementary products and technologies. We also expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

o       the extent to which our products gain market acceptance;
o       varying pricing promotions and volume discounts to customers;
o       competition; and
o       the availability and amount of third-party reimbursement.


WE HAVE NOT BEEN ABLE TO FUND OUR OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, AND IF WE CANNOT MEET OUR FUTURE CAPITAL REQUIREMENTS, WE MAY NOT BE ABLE TO DEVELOP OR ENHANCE OUR TECHNOLOGY, TAKE ADVANTAGE OF BUSINESS OPPORTUNITIES AND RESPOND TO COMPETITIVE PRESSURES.

        We have principally financed our operations over the past two years through the private placement of shares of our common stock. If we do not generate sufficient cash from our business to fund operations, or if we cannot obtain additional capital through equity or debt financings, we will be unable to grow as planned and may not be able to take advantage of business opportunities, develop new technology or respond to competitive pressures. This could limit our growth and have a material adverse effect on the market price of our common stock. Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.


WE DEPEND HEAVILY ON THIRD PARTIES, TO SUPPORT THE COMMERCIALIZATION OF OUR PRODUCTS

        We are substantially dependent on third parties to market and sell our products both domestically and internationally. Within the United States, we rely solely on a single third party to commercialize our CH 2000 stress test system, and we rely on independent manufacturer's representatives, in addition to our small internal sales force, to market our Heartwave product.


        Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to commercializing our products may not be within our control. We may not be able to continue to recruit and retain skilled independent manufacturers' representatives, and the third parties on which we rely may not be able to recruit and retain skilled sales representatives. Furthermore, our interests may differ from those of third parties that commercialize our products. Disagreements that may arise with third parties could delay the development and commercialization of our products, or result in litigation or arbitration, which would be time-consuming, distracting and expensive. If any third party that supports the commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

o       delay the commercialization of our CH 2000 or Heartwave products;

o require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the commercialization of our products; or

o       result in the termination of the commercialization of our products.

and the resulting disruption of our business could have a material adverse effect on our results of operations. In addition,


        We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization could not be found on a timely basis in the relevant geographic market. To the extent that we rely on sales in certain territories through distributors, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, we cannot be sure that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us.


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

        We do not have long-term contracts with our suppliers. Our dependence on a single supplier or limited group of smaller suppliers for critical components and subassemblies exposes us to several risks, including:


o a potential for interruption, or inconsistency in the supply of components or subassemblies, leading to backorders and product shortages;

o a potential for inconsistent quality of components or subassemblies supplied, leading to reduced customer satisfaction or increased product costs; and

o        inconsistent pricing.


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

        We are required to obtain ISO 9001 certification and to receive a CE mark certification, an international symbol of quality and compliance with applicable European medical device directives. If we fail to receive a CE mark by September 30, 2001, we will be prohibited from selling our CH 2000 in the European Common Market after this date. We can give no assurance that we will be successful in meeting certification requirements. If we fail to obtain ISO 9001 certification or receive a CE mark certification, our sales would be reduced and our results of operations would be adversely impacted.


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


                                     ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations, including research and development activities. None of these market-risk sensitive instruments is held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help assure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have a material exposure due to market risk. In addition, we do not believe that a 10% increase or decrease in interest rates in effect at June 30, 2001 would have a material impact on our results of operations or cash flows.

        We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at June 30, 2001 due to the short maturities of these instruments.



                           PART II - OTHER INFORMATION


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        The Company's Annual Meeting of Stockholders was held on May 31, 2001 (the "Annual Meeting"). At the Annual Meeting, David A. Chazanovitz and Richard
J. Cohen, M.D.,Ph.D. were elected as Class II Directors for a three year term. The other directors whose terms of office continued after the meeting are as follows: Jeffrey M. Arnold, Jeffrey J. Langan, Daniel M. Mulvena, and Maren D. Anderson.


        The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1. To elect the following Class II Directors to serve for the ensuing three years.

   David A. Chazanovitz: For: 15,198,136   Withheld: 540,867   Abstain: N/A

   Richard J. Cohen, M.D.; Ph.D.: For: 15,198,136   Withheld: 540,867
   Abstain:  N/A


2. To increase the number of shares of Common Stock authorized for issuance from 25,000,000 to 50,000,000.

   For: 15,359,158   Against: 291,345   Abstain: 88,500


2. To approve the 2001 Stock Incentive Plan.

   For: 6,024,648   Against: 1,052,748   Abstain: 93,550

3. To ratify the appointment of PricewaterhouseCoopers, LLP as independent auditors for the year ended December 31, 2001.

   For: 15,699,464   Against: 15,589   Abstain: 23,950




Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2001

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAMBRIDGE HEART, INC.

Date: August 14, 2001                  By: /s/ David A. Chazanovitz
                                           ------------------------------------
                                           David A. Chazanovitz
                                           President, Chief Executive Officer