Form 10-Q
period 2001-09-30
CAMBRIDGE HEART INC
filed 2001-11-13
CIK 913443

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-20991

                            ------------------------
                             CAMBRIDGE HEART, INC.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                   13-3679946
     (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

             1 OAK PARK DRIVE                                 01730
          BEDFORD, MASSACHUSETTS                            (Zip Code)
 (Address of principal executive offices)

                                  781-271-1200
              (Registrant's telephone number, including area code)

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

    Number of shares outstanding of each of the issuer's classes of common stock as of November 9, 2001:

                  Class                            Number of Shares Outstanding
------------------------------------------  ------------------------------------------
 Common Stock, par value $.001 per share                    17,147,089

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CAMBRIDGE HEART, INC.

                                     INDEX

                                                                                     PAGE
                                                                                     ----
PART I.--FINANCIAL INFORMATION

      ITEM 1.        FINANCIAL STATEMENTS

                     BALANCE SHEET AT DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
                       (UNAUDITED)...............................................      3

                     STATEMENT OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH
                       PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED).....      4

                     STATEMENT OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED
                       SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)...................      5

                     NOTES TO CONDENSED FINANCIAL STATEMENTS.....................      6

      ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.........................      7

      ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK.................................................     14

PART II.--OTHER INFORMATION

      ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K............................     15

                     SIGNATURE...................................................     16

                         PART I--FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                             CAMBRIDGE HEART, INC.

                                 BALANCE SHEET

                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
                                  ASSETS
Current assets:
Cash and cash equivalents...................................  $  1,305,845   $    944,288
Marketable securities.......................................    10,149,397      5,528,225
Accounts receivable (net of allowance for doubtful accounts
  of $54,807 and $46,610 at December 31, 2000 and September
  30, 2001, respectively)...................................       617,619        932,208
Inventory...................................................       406,096        569,294
Prepaid expenses and other current assets...................        72,058        188,432
                                                              ------------   ------------
    Total current assets....................................    12,551,015      8,162,447
Fixed assets, net...........................................       827,211        743,778
Other assets................................................       596,782        755,711
                                                              ------------   ------------
    Total Assets............................................  $ 13,975,008   $  9,661,936
                                                              ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $    578,050   $    439,013
Accrued expenses............................................       507,751        747,882
Short term debt.............................................       206,958        509,850
                                                              ------------   ------------
    Total current liabilities...............................     1,292,759      1,696,745
Long term debt..............................................                      137,159
                                                              ------------   ------------
    Total Liabilities.......................................     1,292,759      1,833,904
                                                              ------------   ------------
Stockholder's equity:
Common stock, $.001 par value; 25,000,000 and 50,000,000
  shares authorized at December 31, 2000 and September 30,
  2001, respectively; 17,052,597 and 17,066,923 shares
  issued and outstanding at December 31, 2000 and
  September 30, 2001, respectively..........................        17,053         17,067
Additional paid-in capital..................................    49,326,663     49,336,493
Accumulated deficit.........................................   (36,635,176)   (41,512,911)
                                                              ------------   ------------
                                                                12,708,540      7,840,649
Less: deferred compensation.................................       (26,291)       (12,617)
    Total stockholders' equity..............................    12,682,249      7,828,032
                                                              ------------   ------------
                                                              $ 13,975,008   $  9,661,936
                                                              ============   ============

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2000          2001          2000          2001
                                            -----------   -----------   -----------   -----------
Revenue...................................  $   432,839   $   836,861   $ 1,303,322   $ 2,253,809
Cost of goods sold........................      424,448       659,166     1,314,676     1,770,124
Gross Profit (Loss).......................        8,391       177,695       (11,354)      483,685
Cost and expenses:
Research and development..................      677,224       353,959     2,263,201     1,379,315
Selling, general and administrative.......    1,367,310     1,360,891     3,985,801     4,347,319
                                            -----------   -----------   -----------   -----------
    Loss from operations..................   (2,036,143)   (1,537,155)   (6,260,356)   (5,242,949)
Interest income, net......................      102,307        75,679       351,029       365,214
                                            -----------   -----------   -----------   -----------
Net loss..................................  $(1,933,836)  $(1,461,476)  $(5,909,327)  $(4,877,735)
                                            ===========   ===========   ===========   ===========
Net loss per share--basic and diluted.....  $     (0.13)  $     (0.09)  $     (0.40)  $     (0.29)
                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding--basic
  and diluted.............................   15,097,940    17,066,923    14,753,727    17,062,125
                                            -----------   -----------   -----------   -----------

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
Cash flows from operating activities:
Net loss....................................................  $(5,909,327)  $(4,877,735)
Adjustments to reconcile net loss to net cash used for
  operating activities:
Depreciation and amortization...............................      400,595       453,334
Loss on disposal of fixed assets............................       16,826
Compensation expense related to stock options...............      106,564        (4,067)
Changes in operating assets and liabilities:
  Accounts receivable.......................................       67,337      (314,589)
  Inventory.................................................      (41,168)     (163,198)
  Prepaid expenses and other current assets.................       44,555      (116,374)
  Other assets..............................................         (383)      (31,806)
  Accounts payable and accrued expenses.....................      (72,152)      101,094
                                                              -----------   -----------
  Net cash used for operating activities....................   (5,387,153)   (4,953,341)
                                                              -----------   -----------
Cash flows from investing activities:
Proceeds from the sale of marketable securities.............   (4,363,424)    4,621,172
Purchase of fixed assets....................................     (384,011)     (173,174)
Capitalization of software development costs................     (308,181)     (323,850)
                                                              -----------   -----------
  Net cash (used in) provided by investing activity.........   (5,055,616)    4,124,148
                                                              -----------   -----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance
  costs.....................................................   10,171,645        27,585
Proceeds from (payment on) bank credit line.................     (114,347)      440,051
                                                              -----------   -----------
  Net cash provided by financing activities.................   10,057,298       467,636
Net decrease in cash and cash equivalents...................     (385,471)     (361,557)
Cash and cash equivalents at beginning of period............    2,657,392     1,305,845
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $ 2,271,921   $   944,288
                                                              ===========   ===========

           See accompanying notes to condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    The Company paid $9,800 and $8,400 in interest expense for the nine month periods ended September 30, 2000 and September 30, 2001, respectively.

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

2.  BASIS OF PRESENTATION

    The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements dated December 31, 2000 and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the nine month periods ended September 30, 2000 and 2001, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

3.  NET LOSS PER SHARE

    Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 3,136,845 and 4,274,345 of potential common stock equivalents from the calculation of diluted weighted average share amounts for the three month and nine month periods ended September 30, 2000 and 2001, respectively, as its inclusion would have been anti-dilutive.

4.  DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has adopted the provisions of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption had no effect on the Company's financial results as the Company does not currently utilize any derivative financial instruments.

5.  MAJOR CUSTOMER AND CONCENTRATION OF CREDIT RISK

    For the nine months ended September 30, 2001, three customers of the Company accounted for 13%, 19% and 21%, respectively, of total revenues. These customers accounted for 20%, 1% and 25% of the accounts receivable balance at September 30, 2001. The Company does not anticipate any problems in collecting these outstanding balances.

6.  INVENTORY

    Inventories consisted of the following at December 31, 2000 and September 30,2001:

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2000           2001
                                                      ------------   -------------
Raw Materials.......................................    $343,400       $493,400
Work in Process.....................................      12,900            800
Finished Goods......................................      49,800         75,100
                                                        --------       --------
                                                        $406,100       $569,300
                                                        ========       ========

7.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS
No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early applications permitted in certain circumstances.

    In June 2001, The FASB issued Statement of Financial accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoptions of SFAS 143 will have significant impact on our financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 1, 2002. SFAS 144 Supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of long-lived assets. We do not expect that the adoptions of SFAS 144 will have a significant impact on our financial statements.

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

NEW DEVELOPMENTS

    On November 1, 2001, the Centers for Medicare and Medicade Services published in the Federal Register a Current Procedural Terminology Code (which we call a CPT code) with a specific Medicare payment amount for our Microvolt T-Wave Alternans Test. The test was assigned code number 93025 with a national Medicare payment amount of $263.53. The new code is unique to Microvolt T-Wave Alternans and may be used alone or in conjunction with other diagnostic cardiovascular tests. Effective January 1, 2002, providers will be able to file for reimbursement electronically. The availability of this code simplifies the claims filing process significantly for providers and gives them confidence that they will receive a reasonable payment in return.

    In October 2001, we received clearance of a Device Master 510(k) for our Alternans Report Classifier Technology. We expect this technology will be available for use on our Heartwave system by the end of the fourth quarter of 2001. This automatic reader will assist customers in reading and interpreting Microvolt T-Wave Alternans reports. While we do not anticipate that the availability of this new technology will greatly assist in our efforts to sell additional Heartwave systems, we do expect that it will help to increase system utilization, as physicians gain greater confidence in the interpretation of test results.

    In October 2001, we completed an amendment to our existing OEM Purchase Agreement with Philips Medical. This amendment granted them non-exclusive rights to distribute our CH 2000 stress test system in all geographies outside the United States excluding those countries where we currently have distribution. These excluded areas include a majority of Western Europe and all of Japan.

    In September 2001, we obtained ISO 9001 certification and our own CE mark certification, an international symbol of quality and compliance with applicable European medical device directives. The CE mark certification is required to sell our products in the European Common Market. Previously we utilized a less efficient method to affix CE marking to our products for sale in Europe.

    In September 2001, our OEM partner Spacelabs Medical, Inc. received 510(k) clearance from the FDA to market our Microvolt T-Wave Alternans technology for use on their Quest Stress System platform. This is now the third different platform on which a Microvolt T-Wave Altenans Test can be performed. We anticipate that Spacelabs will commence marketing during the fourth quarter of 2001.

    In August 2001, we underwent a Quality System Regulation audit conducted by the Food and Drug Administration. The audit was passed with no observations issued.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001

    Revenue for the three month periods ended September 30, 2000 and September 30, 2001 was $432,800 and $836,900, respectively, an increase of 93%. Revenue for the nine month periods ended September 30, 2000 and September 30, 2001 was $1,303,300 and $2,253,800, respectively, an increase of 73%. Revenue from our Microvolt T-Wave Alternans business in the United States for the three and nine months ended September 30, 2001, increased 287% and 111%, respectively, over the same periods of 2000. For the three and nine month periods ended September 30, 2001, revenue from our Micro-V Alternans Sensor sales in the United States increased 212% and 140%, respectively, over the same periods of 2000. The growth in revenue from sales of our Alternans products is the result of increased clinical acceptance and awareness of our Microvolt T-Wave Alternans technology together with the expansion and improved effectiveness of our U.S. sales organization.

    Gross margin for the three month periods ended September 30, 2000 and September 30, 2001 was 2% and 21% of revenue, respectively. The improved margin primarily reflects the effect of increased sales volume on the utilization of fixed labor and overhead costs. Gross margin for the nine month periods ended September 30, 2000 and September 30, 2001 was (1%) and 21%, respectively.

    Research and development expenses decreased from $677,200 in the three month period ended September 30, 2000 to $354,000 for the same period of 2001, a decrease of 47%. Research and development costs for the nine month periods ended September 30, 2000 and September 30, 2001 were $2,263,200 and $1,379,300, respectively, a decrease of 39%. Costs incurred during the first nine months of 2000 reflected the development efforts associated with our Heartwave stress and EP systems. Both versions of the product were introduced to the market during the second half of 2000. Research and development costs during the balance of 2001 are expected to increase modestly from current run rates in support of key clinical studies and selected development programs.

    Selling, general and administrative expenses decreased from $1,367,300 in the three month period ended September 30, 2000 to $1,360,900 in the same period in 2001, a decrease of less than 1%. For the nine month periods ended
September 30, 2000 and September 30, 2001, selling, general and administrative expenses were $3,985,800 and $4,347,300, respectively, an increase of 9%. The year to date increase reflects incremental costs associated with the expansion of our U.S. direct sales force and marketing programs directed at increasing physician awareness and clinical use of our Microvolt T-Wave Altenans.

    Net interest income was $102,300 for the three month period ended
September 30, 2000, compared to $75,700 for the same period in 2001. The decline in both short and long term interest rates during the last twelve month period along with the decrease in invested cash account for the reduction in net interest income. For the nine month periods ended September 30, 2000 and September 30, 2001, interest income was $351,000 and $365,200, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2001, we had cash, cash equivalents and marketable securities of $6,472,500. During the three month period ended September 30, 2001, our cash, cash equivalents and marketable securities decreased by $1,325,900, or 17%, consistent with our net loss for the three month period of $1,461,500 and a decrease in net operating assets of $135,600.

    We continue to utilize a $1,000,000 bank line of credit, of which $500,000 is available for financing the purchase of eligible capital equipment, including computer hardware and manufacturing molds and tooling, and the balance is available to borrow against eligible customer receivable balances as defined in the agreement. The entire line is collateralized by all of our tangible assets and select intangible assets as defined in the agreement. The amount of utilization on the credit line at September 30, 2001 was approximately $647,000.

    Inventory decreased during the three month period ended September 30, 2001 from $637,700 to $569,300. The inventory decrease is primarily attributable to the increase in sales and the timing of component deliveries to support expected fourth quarter customer demand.

    Fixed asset additions during the quarter primarily represent Heartwave systems placed at additional sites participating in our ABCD clinical trial. We do not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

    Under the terms of various license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which can be credited against royalties otherwise payable for each year, range from an aggregate of $10,000 to $40,000 per year through 2008. We are committed to pay an aggregate of $280,000 of such minimum license maintenance fees subsequent to September 30, 2001 as the technology is used. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

    We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through at least the next twelve months.

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

                        RISKS RELATED TO OUR OPERATIONS

WE HAVE A HISTORY OF NET LOSSES, WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

    We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through September 30, 2001. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We believe that our research and development expenses will increase in the future as we develop additional products and fund clinical trials of our product candidates. Our research and development expenses may also increase in the future as we supplement our internal research and development with additional third party technology licenses and potential acquisition of complementary products and technologies. We also expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

    - the extent to which our products gain market acceptance;

    - varying pricing promotions and volume discounts to customers;

    - competition; and

    - the availability and amount of third-party reimbursement.

WE HAVE NOT BEEN ABLE TO FUND OUR OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, AND IF WE CANNOT MEET OUR FUTURE CAPITAL REQUIREMENTS, WE MAY NOT BE ABLE TO DEVELOP OR ENHANCE OUR TECHNOLOGY, TAKE ADVANTAGE OF BUSINESS OPPORTUNITIES AND RESPOND TO COMPETITIVE PRESSURES

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

WE DEPEND HEAVILY ON THIRD PARTIES, TO SUPPORT THE COMMERCIALIZATION OF OUR PRODUCTS

    We rely solely on a single third party to commercialize our CH 2000 stress test system in the United States. Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to commercializing our products may not be within our control. The third parties on which we rely may not be able to recruit and retain skilled sales representatives. Furthermore, our interests may differ from those of third parties that commercialize our products. Disagreements that may arise with third parties could limit the commercialization of our products, or result in litigation or arbitration, which would be time-consuming, distracting and expensive. If any third party that supports the commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

    - limit the continued commercialization of our CH 2000 product,

    - require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the commercialization of this product, or

    - result in the termination of the commercialization of this product,

and the resulting disruption of our business could have a material adverse effect on our results of operations.

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

THE RESULTS OF FUTURE CLINICAL STUDIES MAY NOT SUPPORT THE USEFULNESS OF OUR TECHNOLOGY

    We have sponsored and are continuing to sponsor clinical studies relating to our Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors to establish the predictive value of such technology. Although studies on high risk patients to date have indicated that the measurement of Microvolt T-Wave Alternans to predict the vulnerability to ventricular arrhythmia is comparable to electrophysiology testing, we do not know whether the results of such studies, particularly studies involving patients who are not at high risk, will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of Microvolt T-Wave Alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, would have a material adverse effect on our business, financial condition and results of operations.

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

    We do not have long-term contracts with our suppliers. Our dependence on a single supplier or limited group of smaller suppliers for critical components and subassemblies exposes us to several risks, including:

    - a potential for interruption, or inconsistency in the supply of components or subassemblies, leading to backorders and product shortages,

    - a potential for inconsistent quality of components or subassemblies supplied, leading to reduced customer satisfaction or increased product costs, and

    - inconsistent pricing.

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

WE MAY NOT BE ABLE TO OBTAIN ADEQUATE LEVELS OF THIRD-PARTY REIMBURSEMENT

    Our revenues currently depend and will continue to depend, to a significant extent, on sales of our CH 2000 and Heartwave systems. Our ability to successfully commercialize these systems depends in part on maintaining adequate levels of third-party reimbursement for use of these systems. The amount of reimbursement in the United States that is available for clinical use of the Microvolt T-Wave Alternans Test may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Our ability to commercialize the CH 2000 and Heartwave systems successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing a Microvolt T-Wave Alternans Test are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations. We do not know whether the reimbursement level in the United States for the Microvolt T-Wave Alternans Test will increase in the future or that reimbursement amounts will not reduce the demand for, or the price of, the CH 2000 and Heartwave systems. The inadequacy of the reimbursement for Microvolt T-Wave Alternans Tests using the CH 2000 and Heartwave systems would have a material adverse effect on our business.

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

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations, including research and development activities. None of these market-risk sensitive instruments is held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help assure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have a material exposure due to market risk. In addition, we do not believe that a 10% increase or decrease in interest rates in effect at September 30, 2001 would have a material impact on our results of operations or cash flows.

    We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at September 30, 2001 due to the short maturities of these instruments.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

   EXHIBIT NUMBER       DESCRIPTION
---------------------   -----------
   10.1*                OEM Purchase Agreement Addendum by and between the
                        Registrant and Philips Medical Systems dated October 5,
                        2001.

* The Registrant has requested confidential treatment as to certain portions, which have been filed separately with the SEC.

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CAMBRIDGE HEART, INC.

Date: November 14, 2001                                By:           /s/ DAVID A. CHAZANOVITZ
                                                            -----------------------------------------
                                                                       David A. Chazanovitz
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER

                                 EXHIBIT INDEX

   EXHIBIT NUMBER       DESCRIPTION
---------------------   -----------
   10.1*                OEM Purchase Agreement Addendum by and between the
                        Registrant and Philips Medical Systems dated October 5,
                        2001.

* The Registrant has requested confidential treatment as to certain portions, which have been filed separately with the SEC.