Form 10-Q
period 2002-03-31
CAMBRIDGE HEART INC
filed 2002-05-14
CIK 913443

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                         COMMISSION FILE NUMBER 0-20991

                                   -----------

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

                                   -----------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2002:

               CLASS                           NUMBER OF SHARES OUTSTANDING
               -----                           ----------------------------
Common Stock, par value $.001 per share                 19,470,707


================================================================================

                              CAMBRIDGE HEART, INC.

                                      INDEX

                                                                                                                      PAGE
PART I.--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          BALANCE SHEET AT DECEMBER 31, 2001 AND MARCH 31, 2002 (UNAUDITED)......................................       3
          STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED).................       4
          STATEMENT OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)..........       5
          NOTES TO CONDENSED FINANCIAL STATEMENTS................................................................       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................       7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................      13

PART II.--OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................................................................      14

          SIGNATURES.............................................................................................      15


                          PART I--FINANCIAL INFORMATION
                                     ITEM 1
                              FINANCIAL STATEMENTS

                              CAMBRIDGE HEART, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                               DECEMBER 31,          MARCH 31,
                                                                                                   2001                 2002
                                                                                            ---------------------------------------
                                                    ASSETS
Current assets:
Cash and cash equivalents.................................................................           $2,162,304         $1,004,894
Marketable securities.....................................................................            6,576,036          6,344,844
Accounts receivable (net of allowance for doubtful accounts of $36,610 and $35,000 at
   December 31, 2001 and March 31, 2002, respectively)....................................              995,476            680,733
Inventory.................................................................................              673,666            640,699
Prepaid expenses and other current assets.................................................              141,268            298,714
                                                                                            --------------------  -----------------

      Total current assets................................................................           10,548,750          8,969,884
Fixed assets, net.........................................................................              662,024            601,666
Other assets..............................................................................              688,775            641,487
                                                                                            --------------------  -----------------

      Total Assets........................................................................          $11,899,549        $10,213,037
                                                                                            ====================  =================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable..........................................................................             $574,409           $676,844
Accrued expenses..........................................................................              657,079            475,776
Short term debt...........................................................................              648,322            573,272
                                                                                            --------------------  -----------------
      Total current liabilities...........................................................            1,879,810          1,725,892
Long term debt............................................................................              101,481             66,579
                                                                                            --------------------  -----------------
      Total Liabilities...................................................................            1,981,291          1,792,471

Stockholder's equity:
Common stock, $.001 par value; 50,000,000 shares authorized at December 31, 2001 and March 31, 2002, respectively; 19,266,751 and 19,415,331 shares issued and
   outstanding at December 31, 2001 and March 31, 2002, respectively......................               19,267             19,415
Additional paid-in capital................................................................           53,010,063         53,124,452
Accumulated deficit.......................................................................         (43,101,609)       (44,716,992)
                                                                                            --------------------  -----------------
                                                                                                      9,927,721          8,426,875
Less: deferred compensation...............................................................              (9,463)            (6,309)
      Total stockholders' equity..........................................................            9,918,258          8,420,566
                                                                                            --------------------  -----------------
                                                                                                    $11,899,549        $10,213,037
                                                                                            ====================  =================

            See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------------
                                                                    2001               2002
                                                              ------------------  ---------------
Revenue.....................................................           $677,927         $908,723
Cost of goods sold..........................................            514,446          696,793
                                                              ------------------  ---------------
Gross Profit ...............................................            163,481          211,930
Cost and expenses:
Research and development....................................            563,919          368,909
Selling, general and administrative.........................          1,498,148        1,490,704
                                                              ------------------  ---------------
      Loss from operations..................................         (1,898,586)      (1,647,683)
Interest income, net........................................            184,524           32,300
                                                              ------------------  ---------------
Net loss....................................................        $(1,714,062)     $(1,615,383)
                                                              ==================  ===============
Net loss per share--basic and diluted........................            $(0.10)          $(0.08)
                                                              ==================  ===============
Weighted average shares outstanding--basic and diluted.......        17,052,889       19,366,794
                                                              ==================  ===============

            See accompanying notes to condensed financial statements.

                              CAMBRIDGE HEART, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                 -----------------------------------
                                                                                                      2001                2002
                                                                                                 ------------------   --------------
Cash flows from operating activities:
Net loss......................................................................................        $(1,714,062)     $(1,615,383)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization.................................................................            164,595          145,537
Loss on disposal of fixed assets..............................................................                               1,977
Compensation expense (benefit) related to variable stock options..............................             19,411          (28,672)
Changes in operating assets and liabilities:
   Accounts receivable........................................................................            (46,645)         314,743
   Inventory..................................................................................            (84,381)          32,967
   Prepaid expenses and other current assets..................................................           (131,876)        (157,446)
   Other assets...............................................................................             (9,820)           1,341
   Accounts payable and accrued expenses......................................................            177,750          (78,868)
                                                                                                ------------------   ---------------
   Net cash used for operating activities.....................................................         (1,625,028)      (1,383,804)
                                                                                                ------------------   ---------------
Cash flows from (used in) investing activities:
Proceeds from the sale of marketable securities...............................................          1,841,153          231,192
Purchase of fixed assets......................................................................            (19,868)         (22,059)
Capitalization of software development costs..................................................           (164,176)         (19,150)
                                                                                                ------------------   ---------------
   Net cash provided by investing activity....................................................          1,657,109          189,983
                                                                                                ------------------   ---------------
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs.................................                 --          146,363
Payment on bank credit line...................................................................            (69,533)        (109,952)
                                                                                                ------------------   ---------------
   Net cash provided by financing activities..................................................            (69,533)          36,411
Net decrease in cash and cash equivalents.....................................................            (37,452)      (1,157,410)
Cash and cash equivalents at beginning of period..............................................          1,305,845        2,162,304
                                                                                                ------------------   ---------------
Cash and cash equivalents at end of period....................................................         $1,268,393       $1,004,894
                                                                                                ------------------   ---------------

            See accompanying notes to condensed financial statements.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The Company paid $4,500 and $5,800 in interest expense for the three month periods ended March 31, 2001 and March 31, 2002, respectively.

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

2.  BASIS OF PRESENTATION

         The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements dated December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and its cash flows for the three month periods ended March 31, 2001 and 2002, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

3.  NET LOSS PER SHARE

         Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 4,421,846 and 4,260,345 of potential common stock equivalents from the calculation of diluted weighted average share amounts for the three month periods ended March 31, 2001 and 2002, respectively, as its inclusion would have been anti-dilutive.

4.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         For the three months ended March 31, 2002, two customers of the Company accounted for 13% and 17%, respectively, of total revenues. These customers accounted for 21% and 6%, respectively, of the accounts receivable balance at March 31, 2002. The Company does not anticipate any problems in collecting these outstanding balances.

5.  INVENTORY

         Inventories consisted of the following at December 31, 2001 and March 31,2002:

                                                                         DECEMBER 31,          MARCH 31,
                                                                             2001                 2002
                                                                      -------------------  -------------------
Raw Materials.......................................................            $502,606             $502,690
Work in Process.....................................................             102,923               70,319
Finished Goods......................................................              68,137               67,690
                                                                      ----------------------------------------
                                                                                $673,666             $640,699
                                                                      ===================  ===================

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac death. Our proprietary technology and products are the only diagnostic tool cleared by the U.S. Food and Drug Administration to non-invasively measure microvolt levels of T-Wave Alternans, and extremely subtle beat-to-beat fluctuation in a patient's heartbeat.

         Effective January 1, 2002, Current Procedural Terminology Code (which we call a CPT code) number 93025 was officially available for use in the electronic filing of claims with insurers for the performance of our Microvolt T-Wave Alternans Test. The national average Medicare payment amount of $263.53 was designated by the Centers for Medicare and Medicaid Services in the November 1, 2001 edition of the Federal Register. While the availability of the CPT code does not guarantee payment to providers for the performance of the test, it does significantly simplify the filing process when compared to the required procedures in place prior to this year.

         Insurers covering Medicare recipients in a total of 31 states and the District of Columbia, have formally published policies providing payment and coverage guidelines for our Microvolt T-Wave Alternans Test. Not all states will require a formal Medicare policy covering our test, but will pay claims on a case-by-case basis as they are filed. In addition, we are beginning to receive evidence of benefits paid to providers for non-Medicare claims filed in many regions of the U.S. by several different third party payers. As providers continue to file claims, coverage and payment issues that have surfaced are continuing to be addressed by us and our customers and most are meeting satisfactory resolution. We have established a taskforce staffed by both company and outside reimbursement experts dedicated to identifying coverage and payment issues across the country. This group is working closely with our customers and both Medicare and non-Medicare carriers to resolve payment and coverage issues that still exist in order to increase the likelihood of payment to all providers for our Microvolt T-Wave Alternans Test.

         We reported at the end of the fourth quarter of 2001, that we experienced a delay in the shipment of our CH 2000 Stress Test System to our exclusive U.S. distribution partner Philips Medical due to certain component performance problems that have since been resolved to our satisfaction and Philips Medical. In early January 2002 we resumed normal shipment of the CH 2000 to Philips. The product is performing as expected with no additional problems.

         We have continued to move forward with our previously announced plans to expand our U.S. direct sales force. At this time we have a total of 15 sales territories open and staffed. This represents an increase of 2 new territories since the end of the year 2001.

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

REVENUE RECOGNITION

         Our revenues are recognized upon shipment of goods provided that risk of loss has passed to the customer, all of our obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from maintenance contracts and license agreements is recorded over the term of the underlying agreement. Payments received in advance of services being performed is recorded as deferred revenue.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2002

         Revenue for the three month periods ended March 31, 2001 and March 31, 2002 was $677,900 and $908,700, respectively, an increase of 34%. Revenue from our core business in the United States (Alternans equipment, software and Micro-V Alternans Sensors) for the three months ended March 31, 2002 was $616,000, an increase of 143% over the same period of 2001, accounting for approximately two-thirds of our total revenues during the period. We believe the growth in our core business is the result of increased acceptance of the clinical benefits of our Microvolt T-Wave Alternans Test and the expansion of our U.S. direct sales organization.

         Revenue from sales of our products outside the U.S. for the three months period ended March 31, 2002 was $75,000 a decline of 76% over the same period of 2001. In 2001, large orders for our CH 2000 stress test system were filled for our third party distributor in the United Kingdom that were the result of a large one time increase in the availability of public health services funding for the acquisition of selected capital equipment. Other revenues which include our OEM stress test business in the U.S. increased 95% for the three month period ended March 31, 2002 when compared to the same period last year.

         Gross margin for the three month periods ended March 31, 2001 and March 31, 2002 was 24% and 23% of revenue, respectively. This reflects the impact of the strong performance of our more profitable U.S. core business offset by the increased in revenue contribution from our lower margin OEM stress test business.

         Research and development expenses decreased from $563,900 in the three month period ended March 31, 2001 to $368,900 for the same period of 2002, a decrease of 35%. Expenses incurred during the first three months of 2001 included software development costs for the Windows(R) 2000 version of our CH 2000 stress test system which was released for OEM distribution in the second half of the year. In addition, 2001 included expenses associated with the development of the version of our Alternans software currently distributed by our strategic partner Spacelabs Medical. We anticipate that costs will increase modestly over the next several quarters of 2002 in support of planned enhancements to our Heartwave and Micro-V Alternans Sensor products and ongoing clinical studies.

         Selling, general and administrative expenses decreased from $1,498,100 in the three month period ended March 31, 2001 to $1,490,700 in the same period in 2002, a decrease of less than 1%. Included in the 2002 expenses are increased costs incurred to support our expanded direct U.S. sales organization which were offset by changes in the timing of spending in support of reimbursement and marketing programs. We anticipate that expenses will increase during the balance of 2002 as a result of costs associated with our efforts to increase revenues of our core business in the U.S. and in support of marketing and reimbursement programs.

         Net interest income was $184,500 for the three month period ended March 31, 2001, compared to $32,300 for the same period in 2002. The decline in both short and long term interest rates during the last twelve month period along with the decrease in invested cash account for the reduction in net interest income.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had cash, cash equivalents and marketable securities of $7,349,700. During the three month period ended March 31, 2002, our cash, cash equivalents and marketable securities decreased by $1,388,600, or 16%, consistent with our net loss for the three month period of $1,615,400, a decrease in net operating assets of $112,700 and $146,400 of proceeds from the exercise of warrants net of expenses.

         We continue to utilize a $1,000,000 bank line of credit, of which $500,000 is available for financing the purchase of eligible capital equipment, including computer hardware and manufacturing molds and tooling, and the balance is available to borrow against eligible customer receivable balances as defined in the agreement. The entire line is collateralized by all of our tangible assets and select intangible assets as defined in the agreement. The amount of utilization on the credit line at March 31, 2002 was approximately $639,900.

         Inventory decreased during the three month period ended March 31, 2002 from $673,700 to $640,700. The inventory decrease is primarily attributable to the resumption of shipments of our CH 2000 stress test system to our distribution partner Philips Medical.

         Fixed asset additions during the quarter primarily represent Heartwave systems placed at additional sites participating in our ABCD clinical trial. We do not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

         Under the terms of various license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which can be credited against royalties otherwise payable for each year, range from an aggregate of $10,000 to $30,000 per year through 2008. We are committed to pay an aggregate of $190,000 of such minimum license maintenance fees subsequent to March 31, 2002 as the technology is used. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

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

                         RISKS RELATED TO OUR OPERATIONS

WE HAVE A HISTORY OF NET LOSSES, WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

         We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through March 31, 2002. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

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

WE DEPEND ON OUR MICROVOLT T-WAVE ALTERNANS TECHNOLOGY FOR A SIGNIFICANT PORTION OF OUR REVENUES AND IF IT DOES NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR GROWTH WILL BE LIMITED

         We believe that our future success will depend, in large part, upon the successful commercialization and market acceptance of our Microvolt T-Wave Alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. The failure of our Microvolt T-Wave Alternans technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products would reduce our revenues and limit our growth. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our Microvolt T-Wave Alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

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

WE DEPEND HEAVILY ON A THIRD PARTY, TO SUPPORT THE COMMERCIALIZATION OF OUR CH 2000 STRESS TEST SYSTEM.

         We rely solely on a single third party to commercialize our CH 2000 stress test system in the United States. Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to commercializing our products may not be within our control. The third parties on which we rely may not be able to recruit and retain skilled sales representatives. Furthermore, our interests may differ from those of third parties that commercialize our products. Disagreements that may arise with third parties could limit the commercialization of our products, or result in litigation or arbitration, which would be time-consuming, distracting and expensive. If any third party that supports the commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

         o limit the continued commercialization of our CH 2000 product,

         o require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the commercialization of this product, or

         o result in the termination of the commercialization of this product,

and the resulting disruption of our business could have a material adverse effect on our results of operations.

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

         We do not have long-term contracts with our suppliers. Our dependence on a single supplier or limited group of smaller suppliers for critical components and subassemblies exposes us to several risks, including:

         o a potential for interruption, or inconsistency in the supply of components or subassemblies, leading to backorders and product shortages,

         o a potential for inconsistent quality of components or subassemblies supplied, leading to reduced customer satisfaction or increased product costs and delays in shipments of our products to customers and distributors, and

         o inconsistent pricing.

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

          RISKS RELATED TO THE MARKET FOR CARDIAC DIAGNOSTIC EQUIPMENT

WE MAY NOT BE ABLE TO MAINTAIN ADEQUATE LEVELS OF THIRD-PARTY REIMBURSEMENT

         Our revenues currently depend and will continue to depend, to a significant extent, on sales of our Heartwave and CH 2000 systems and Micro-V Alternans Sensors. Our ability to successfully commercialize these systems depends in part on maintaining adequate levels of third-party reimbursement for use of these systems. The amount of reimbursement in the United States that is available for clinical use of the Microvolt T-Wave Alternans Test may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Our ability to commercialize the Heartwave and CH 2000 systems successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing a Microvolt T-Wave Alternans Test continue to be available from government authorities, private health insurers and other organizations, such as health maintenance organizations. We do not know whether the reimbursement level in the United States for the Microvolt T-Wave Alternans Test will increase in the future or that reimbursement amounts will not reduce the demand for, or the price of, the Heartwave and CH 2000 systems. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained, for Microvolt T-Wave Alternans Tests using the Heartwave and CH 2000 systems could have a material adverse effect on our business.

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

                                     ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations, including research and development activities. None of these market-risk sensitive instruments is held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help assure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have a material exposure due to market risk. In addition, we do not believe that a 10% increase or decrease in interest rates in effect at March 31, 2002 would have a material impact on our results of operations or cash flows.

         We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at March 31, 2002 due to the short maturities of these instruments.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits      None

         (b) Reports on Form 8-K

             We filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 2, 2002 reporting under Item 5 the issuance of a press release on December 28, 2001 announcing the closing of an equity financing and the exercise of outstanding warrants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAMBRIDGE HEART, INC.
Date: May 13, 2002
                                        By: /s/ David A. Chazanovitz
                                            -----------------------------------
                                            David A. Chazanovitz
                                            President, Chief Executive Officer