Form 10-Q
period 2002-06-30
CAMBRIDGE HEART INC
filed 2002-08-14
CIK 913443

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    Number of shares outstanding of each of the issuer's classes of common stock as of August 12, 2002:

                    CLASS                              NUMBER OF SHARES OUTSTANDING
   Common Stock, par value $.001 per share                      19,470,357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CAMBRIDGE HEART, INC.

                                     INDEX

                                                                                         PAGE
                                                                                       --------
PART I.--FINANCIAL INFORMATION

        ITEM 1.          FINANCIAL STATEMENTS
                         BALANCE SHEET AT DECEMBER 31, 2001 AND JUNE 30, 2002
                         (UNAUDITED).................................................      3
                         STATEMENT OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH
                         PERIODS ENDED JUNE 30, 2001 AND 2002 (UNAUDITED)............      4
                         STATEMENT OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE
                         30, 2001 AND 2002 (UNAUDITED)...............................      5
                         NOTES TO CONDENSED FINANCIAL STATEMENTS.....................      6

        ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS...................................      7

        ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                         RISK........................................................     16

PART II.--OTHER INFORMATION

        ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     17

        ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K............................     17
                         SIGNATURES..................................................     18

                         PART I--FINANCIAL INFORMATION

                                     ITEM 1

                              FINANCIAL STATEMENTS

                             CAMBRIDGE HEART, INC.

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2001          2002
                                                              ------------   -----------
                           ASSETS
Current assets:
Cash and cash equivalents...................................  $ 2,162,304    $   854,903
Marketable securities.......................................    6,576,036      4,898,198
Accounts receivable (net of allowance for doubtful accounts
  of $36,610 and $35,000 at December 31, 2001 and June 30,
  2002, respectively).......................................      995,476        715,566
Inventory...................................................      673,666        646,113
Prepaid expenses and other current assets...................      141,268        306,491
                                                              -----------    -----------
    Total current assets....................................   10,548,750      7,421,271
Fixed assets, net...........................................      662,024        565,086
Other assets................................................      688,775        582,561
                                                              -----------    -----------
    Total Assets............................................  $11,899,549    $ 8,568,918
                                                              ===========    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $   574,409    $   651,134
Accrued expenses............................................      657,079        557,744
Short term debt.............................................      648,322        533,147
                                                              -----------    -----------
    Total current liabilities...............................    1,879,810      1,742,025
Long term debt..............................................      101,481         30,467
                                                              -----------    -----------
    Total Liabilities.......................................    1,981,291      1,772,492
Stockholder's equity:
Common stock, $.001 par value; 50,000,000 shares authorized
  at December 31, 2001 and June 30, 2002, respectively;
  19,266,751 and 19,470,377 shares issued and outstanding at
  December 31, 2001 and June 30, 2002, respectively.........       19,267         19,470
Additional paid-in capital..................................   53,010,063     53,143,584
Accumulated deficit.........................................  (43,101,609)   (46,363,474)
                                                              -----------    -----------
                                                                9,927,721      6,799,580
Less: deferred compensation.................................       (9,463)        (3,154)
    Total stockholders' equity..............................    9,918,258      6,796,426
                                                              -----------    -----------
                                                              $11,899,549    $ 8,568,918
                                                              ===========    ===========

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                             -------------------------   -------------------------
                                                2001          2002          2001          2002
                                             -----------   -----------   -----------   -----------
Revenue....................................  $   739,021   $ 1,050,735   $ 1,416,948   $ 1,959,459
Cost of goods sold.........................      596,512       762,961     1,110,958     1,459,755
                                             -----------   -----------   -----------   -----------
Gross Profit (Loss)........................      142,509       287,774       305,990       499,704
Cost and expenses:
Research and development...................      461,439       419,038     1,025,358       787,947
Selling, general and administrative........    1,488,280     1,541,875     2,986,428     3,032,580
                                             -----------   -----------   -----------   -----------
    Loss from operations...................   (1,807,210)   (1,673,139)   (3,705,796)   (3,320,823)
Interest income, net.......................      105,012        26,658       289,535        58,958
                                             -----------   -----------   -----------   -----------
Net loss...................................  $(1,702,198)  $(1,646,481)  $(3,416,261)  $(3,261,865)
                                             -----------   -----------   -----------   -----------
Net loss per share--basic and diluted......  $     (0.10)  $     (0.08)  $     (0.20)  $     (0.17)
Weighted average shares outstanding--basic
  and diluted..............................   17,066,460    19,458,032    17,059,712    19,412,665
                                             -----------   -----------   -----------   -----------

           See accompanying notes to condensed financial statements.

                             CAMBRIDGE HEART, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2001          2002
                                                              -----------   -----------
Cash flows from operating activities:
Net loss....................................................  $(3,416,261)  $(3,261,865)
Adjustments to reconcile net loss to net cash used for
  operating activities:
Depreciation and amortization...............................      309,944       295,647
Loss on disposal of fixed assets............................        1,977
Compensation expense (benefit) related to variable stock
  options...................................................       77,399       (51,978)
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (132,212)      279,910
  Inventory.................................................     (231,614)       27,553
  Prepaid expenses and other current assets.................     (114,790)     (165,223)
  Other assets..............................................      (31,806)        1,341
  Accounts payable and accrued expenses.....................     (203,211)      (22,610)
                                                              -----------   -----------
  Net cash used for operating activities....................   (3,742,551)   (2,895,248)
                                                              -----------   -----------
Cash flows from (used in) investing activities:
Proceeds from the sale of marketable securities.............    3,264,709     1,677,838
Purchase of fixed assets....................................      (82,495)      (62,070)
Capitalization of software development costs................     (261,435)      (33,743)
                                                              -----------   -----------
  Net cash provided by investing activity...................    2,920,779     1,582,025
                                                              -----------   -----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance
  costs.....................................................       27,585       192,011
Payment on bank credit line.................................      402,089      (186,189)
                                                              -----------   -----------
  Net cash provided by financing activities.................      429,674         5,822
Net decrease in cash and cash equivalents...................     (392,098)   (1,307,401)
Cash and cash equivalents at beginning of period............    1,305,845     2,162,304
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   913,747   $   854,903
                                                              -----------   -----------

           See accompanying notes to condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    The Company paid $250 and $4,290 in interest expense for the three month periods ended June 30, 2001 and June 30, 2002, respectively. The Company paid $4,786 and $10,132 in interest expense for the six month periods ended June 30, 2001 and June 30, 2002, respectively.

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

2. BASIS OF PRESENTATION

    The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements dated December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2001 and 2002, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

3. NET LOSS PER SHARE

    Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. The Company has excluded 4,377,297 and 4,298,345 of potential common stock equivalents from the calculation of diluted weighted average share amounts for the six month periods ended June 30, 2001 and 2002, respectively, as its inclusion would have been anti-dilutive.

4. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

    For the six months ended June 30, 2002, two customers of the Company accounted for 10% and 18%, respectively, of total revenues. These customers accounted for 9% and 14%, respectively, of the accounts receivable balance at June 30, 2002. The Company does not anticipate any problems in collecting these outstanding balances.

5. INVENTORY

    Inventories consisted of the following at December 31, 2001 and June 30, 2002:

                                                        DECEMBER 31,   JUNE 30,
                                                            2001         2002
                                                        ------------   --------
Raw Materials.........................................    $502,606     $562,036
Work in Process.......................................     102,923       55,650
Finished Goods........................................      68,137       28,427
                                                          --------     --------
                                                          $673,666     $646,113
                                                          ========     ========

                                     ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing such key problems in cardiac diagnosis as the identification of those at risk of sudden cardiac death. Our proprietary technology and products are the only diagnostic tool approved by the U.S. Food and Drug Administration to non-invasively measure microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient's heartbeat and therefore be predictive of an individuals risk of sudden cardiac death.

    Our second quarter is the first quarter in which we attained the important $1 million revenue milestone. Sales from our core U.S. alternans business increased 16% from the previous quarter and 120% over the same period of 2001. Our information indicates that an installed Heartwave system in the U.S. is now utilizing an average of approximately ten Micro-V Alternans Sensors per month. As a result, our disposable sensor volume has increased over 240% during the first half of 2002 compared to the same period last year. In addition, revenues from sales to our two primary distribution partners, Philips Medical and Spacelabs Medical have continued to show steady increases. Philips Medical is the exclusive distributor in the U.S. of our CH 2000 stress test system and Spacelabs Medical distributes our Microvolt T-Wave Alternans technology as an available add on to their Burdick Quest-Registered Trademark- stress test system.

    At the present time, all but five states (Montana, Idaho, New Jersey, Rhode Island and Utah) have either issued a formal coverage policy, or have indicated a formal policy is not required, for the payment of Medicare claims for our Microvolt T-Wave Alternans Test. This represents 90% of the states now covering Medicare claims at a national average reimbursement of $266.79 per test. Payment for a Microvolt T-Wave Alternans Test by private insurers is not as widespread. We are continuing our efforts to establish Microvolt T-Wave Alternans as an important, reimbursed modality with all of the private insurers as the benefits can be significant to both the patient and the insurer. Our reimbursement taskforce staffed by both company and outside reimbursement experts, continue to find success in identifying and resolving coverage and payment issues across the country. They work closely with our customers and third party insurers to resolve payment and coverage issues in order to increase the probability of all providers receiving payment for performance of a Microvolt T-Wave Alternans Test.

    During the quarter, we announced the clinical results of a presentation made at the Cardiostim meeting in Nice, France that demonstrated that Microvolt T-Wave Alternans testing can play a critical role in risk stratifying MADIT II type patients (previous myocardial infarction and left ventricular ejection fraction less than 0.30). Dr. Stephan Hohnloser, Director of Electrophysiology at J.W. Gothe University, Frankfurt, Germany presented clinical data demonstrating that MADIT II type patients who tested negative for Microvolt T-Wave Alternans are at very low risk of dying suddenly from a cardiac event. Dr. Hohnloser presented data on 120 MADIT II type patients drawn from two previously published prospective clinical trials involving 957 patients. Microvolt T-Wave Alternans testing successfully identified a subgroup of MADIT II type patients who are at low risk of dying suddenly and therefore may not require implantable cardioverter defibrillator (ICD) therapy. Conversely, MADIT II type patients who do not test negative for Microvolt T-Wave Altenans would be expected to have a greater mortality benefit from ICD therapy than that reported in the original MADIT II study.

    During the quarter, we completed an addendum to the distributor agreement with our Japanese partner, Fukuda Denshi. This addendum covers the period
June 1, 2002 through May 31, 2003 and includes a commitment for the purchase of a large number of Heartwave systems by the end of 2002.

    During the quarter, we engage the services of Consulting for Strategic Growth to act as our investor and public relations firm.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2002

    Revenue for the three month periods ended June 30, 2001 and 2002 was $739,000 and $1,050,700, respectively, an increase of 42%. Revenue for the six month periods ended June 30, 2001 and June 30, 2002 was $1,416,900 and $1,959,500, respectively, an increase of 38%. Revenue from our core business (U.S. Microvolt T-Wave Alternans capable systems and Micro-V Alternans Sensors) increased 120% and 130% respectively for the three and six month periods ended June 30, 2002 over the comparable periods of 2001. The number of units of our Microvolt T-Wave Alternans capable systems sold through our various U.S. channels of distribution for the three and six month periods ended June 30, 2002, increased 170% and 180%, respectively. During the three and six month periods ended June 30, 2002 U.S. unit sales of our Micro-V Alternans Sensors, which are a primary indicator of equipment usage, increased 190% and 201%, respectively, as compared to the same periods of 2001. We believe that our total revenues will increase at an estimated rate of 17% to 25% per quarter for the balance of 2002.

    Gross margin on products sold for the three month periods ended June 30, 2001 and 2002 was 19% and 27% of revenue, respectively. The improvement in the margin percentage to sales primarily reflects the effect of increased capital equipment volume on the utilization of fixed labor and overhead costs and the impact of continued material cost reduction efforts. Gross margin for the six month periods ended June 30, 2001 and 2002 was 22% and 26%, respectively.

    Research and development expenses decreased from $461,400 in the three month period ended June 30, 2001 to $419,000 for the same period of 2002, a decrease of 9%. Research and development costs for the six month periods ended June 30, 2001 and 2002 were $1,025,400 and $787,900, respectively, a decrease of 23%. Expenses incurred during the six months ended June 30, 2001 included software development costs for the Windows-Registered Trademark- 2000 version of our CH 2000 stress test system which was released to the market in the second half of the year. In addition, 2001 included expenses associated with the development of the version of our Microvolt T-Wave Alternans software currently distributed by our strategic partner Spacelabs Medical on their stress test system. Expenses incurred during the six month period ended June 30, 2002 were in support of enhancements to our Heartwave and Micro-V Alternans Sensor products and ongoing clinical studies. We anticipate that costs will remain stable over the next several quarters of 2002 in support of these ongoing planned enhancements and clinical studies.

    Selling, general and administrative expenses increased from $1,488,300 in the three month period ended June 30, 2001 to $1,541,900 in the same period in 2002, an increase of 4%. For the six month periods ended June 30, 2001 and 2002, selling, general and administrative expenses were $2,986,400 and $3,032,600, respectively, an increase of 2%. Included in the 2002 expenses are increased costs incurred to support our expanded direct U.S. sales organization, in addition, to expenses incurred in support of reimbursement and marketing programs. We anticipate that expenses associated with expected increased revenues in our U.S. core business will increase during the balance of 2002.

    Net interest income was $105,000 for the three month period ended June 30, 2001, compared to $26,700 for the same period in 2002. The decline in both short and long term interest rates during the last twelve month period along with the decrease in invested cash account for the reduction in net interest income. For the six month period ended June 30, 2001 and 2002, interest income was $289,500 and $59,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2002, we had cash, cash equivalents and marketable securities of $5,753,100. During the three month period ended June 30, 2002, our cash, cash equivalents and marketable securities decreased by $1,596,600, or 22%, consistent with our net loss for the three month period of $1,646,500 and $52,573 of proceeds from the exercise of warrants.

    We continue to utilize a $1,000,000 bank line of credit, of which $500,000 is available for financing the purchase of eligible capital equipment, including computer hardware and manufacturing molds and tooling, and the balance is available to borrow against eligible customer receivable balances as defined in the agreement. The entire line is collateralized by all of our tangible assets and select intangible assets as defined in the agreement. The amount of utilization on the credit line at June 30, 2002 was approximately $563,600. We are in the process of completing the renewal of a new bank line of credit for a total of $1,200,000. Under the terms of the credit facility, we expect up to $300,000 will be available for financing the purchase of eligible capital equipment including the rollover of the unpaid balance of $179,000 from the current credit facility. We expect collateral for the new credit facility to be unchanged from the previous line. We anticipate that this new credit facility will be executed by the end of the third quarter of 2002.

    Inventory remained unchanged for the three month period ended June 30, 2002. As of June 30, 2002, we had inventory of $646,100.

    Fixed asset additions during the quarter primarily represent Heartwave systems placed at additional sites participating in our ABCD clinical trial, the purchase of computer equipment and the purchase of manufacturing equipment. We do not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

    Under the terms of certain license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2008. We are committed to pay an aggregate of $60,000 of such minimum license maintenance fees subsequent to June 30, 2002 as the technology is used. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements.

    We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through at least the next twelve months.

    During the quarter ended June 30, 2002, Cambridge Heart did not engage in:

    - material off-balance sheet activities, including the use of structured finance or special purpose entities;

    - material trading activities in non-exchange traded commodity contracts; or

    - transactions with persons or entities that benefit from their non-independent relationship with Cambridge Heart.

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

                        RISKS RELATED TO OUR OPERATIONS

WE HAVE A HISTORY OF NET LOSSES, WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

    We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through June 30, 2002. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

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

    We have principally financed our operations over the past three years through the private placement of shares of our common stock. If we do not generate sufficient cash from our business to fund operations, or if we cannot obtain additional capital through equity or debt financings, we will be unable to grow as planned and may not be able to take advantage of business opportunities, develop new technology or respond to competitive pressures. This could limit our growth and have a material adverse effect on the market price of our common stock. Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

IF WE ARE UNABLE TO COMPLY WITH NASDAQ'S CONTINUED LISTING REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET

    Our common stock is listed on the Nasdaq National Market. The Nasdaq Stock Market's Marketplace Rules impose requirements for companies listed on the Nasdaq National Market to maintain their listing status, including minimum bid price and net tangible assets or stockholders' equity requirements. Our common stock has traded at levels lower than the minimum bid price threshold of $1.00 on several occasions recently. If our minimum bid price does not rise above the threshold we could face delisting. Nasdaq also currently requires that an issuer have either net tangible assets of at least $4 million or stockholders' equity of at least $10 million to maintain listing on the National Market System. As of June 30, 2002, we had tangible net assets of $6.2 million and stockholders' equity of $6.8 million. We are currently subject to certain "grandfather" provisions that allow us to maintain our listing based on the net tangible assets test. This transitional rule will remain in effect until November 1, 2002, at which time we will be required to comply with the $10 million stockholders' equity test. If we are unable to increase stockholders' equity to the minimum Nasdaq requirement by generating profits or by an infusion of additional capital, we will not meet the minimum listing requirements of the Nasdaq National Market as of November 2002. There can be no assurance that we will satisfy all requirements for continued listing of our common stock on the Nasdaq National Market. If we are unable to meet the continued listing requirements in the future, our common stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders and may restrict our ability to raise additional capital.

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

WE DEPEND EXCLUSIVELY ON THIRD PARTIES TO SUPPORT THE COMMERCIALIZATION OF OUR PRODUCTS INTERNATIONALLY

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

WE DEPEND HEAVILY ON A THIRD PARTIES, TO SUPPORT THE COMMERCIALIZATION OF OUR CH 2000 STRESS TEST SYSTEM

    We rely solely on Philips Medical to commercialize our CH 2000 stress test system in the United States. Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to commercializing our products may not be within our control. The third parties on which we rely may not be able to recruit and retain skilled sales representatives. Furthermore, our interests may differ from those of third parties that commercialize our products. Disagreements that may arise with third parties could limit the commercialization of our products, or result in litigation or arbitration, which would be time-consuming, distracting and expensive. If any third party that supports the commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

    - limit the continued commercialization of our CH 2000 product,

    - require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the commercialization of our products, or

    - result in the termination of the commercialization of our CH 2000 product,

and the resulting disruption of our business could have a material adverse effect on our results of operations.

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

OTHERS COULD CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS

    Our commercial success will depend in part on our neither infringing patents issued to others nor breaching the licenses upon which our products might be based. We have licensed significant technology and patents from third parties, including patents and technology relating to Microvolt T-Wave Alternans licensed from The Massachusetts Institute of Technology. Our license of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on our part. If we fail to comply with these requirements, licenses could convert from being exclusive to nonexclusive in nature or could terminate.

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

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations, including research and development activities. None of these market-risk sensitive instruments is held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help assure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have a material exposure due to market risk. In addition, we do not believe that a 10% increase or decrease in interest rates in effect at June 30, 2002 would have a material impact on our results of operations or cash flows.

    We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at June 30, 2002 due to the short maturities of these instruments.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on June 4, 2002 (the "Annual Meeting"). At the Annual Meeting, Jeffrey J. Langan and Daniel M. Mulvena were elected as Class III Directors for a three year term. The other directors whose terms of office continued after the meeting are as follows:
David A. Chazanovitz, Richard J. Cohen, M.D., Ph.D, and Robert P. Khederian.

    The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1. To elect the following Class III Directors to serve for the ensuing three years.

       Jeffrey J. Langan:     For:   14,360,024     Withheld:   120,700
           Abstain:   N/A

       Daniel M. Mulvena:     For:   14,360,024     Withheld:   120,700
           Abstain:   N/A

2. To approve an amendment to the Company's 1996 Employee Stock Purchase Plan increasing from 100,000 to 300,000 the number of shares of Common Stock authorized for issuance under such plan.

       For: 14,081,525     Against:   364,048     Abstain:   35,151

3. To ratify the appointment of PricewaterhouseCoopers, LLP as independent auditors for the year ended December 31, 2002.

       For: 14,374,724     Against:    55,000     Abstain:   51,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
99.1........            Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CAMBRIDGE HEART, INC.

Date: August 14, 2002                                  By:           /s/ DAVID A. CHAZANOVITZ
                                                            -----------------------------------------
                                                                       David A. Chazanovitz
                                                                PRESIDENT, CHIEF EXECUTIVE OFFICER