Form 10-Q
period 2002-09-30
CAMBRIDGE HEART INC
filed 2002-11-14
CIK 913443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-20991

CAMBRIDGE HEART, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-3679946 (I.R.S. Employer Identification No.)
1 OAK PARK DRIVE BEDFORD, MASSACHUSETTS (Address of principal executive offices)	01730 (Zip Code)

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

        Number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2002:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	19,470,357

CAMBRIDGE HEART, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

BALANCE SHEET

(UNAUDITED)

	December 31, 2001	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$2,162,304	$629,185
Marketable securities	6,576,036	3,502,577
Accounts receivable (net of allowance for doubtful accounts of $36,610 and $35,000 at December 31, 2001 and September 30, 2002, respectively)	995,476	1,059,060
Inventory	673,666	580,517
Prepaid expenses and other current assets	141,268	405,020

Total current assets	10,548,750	6,176,359
Fixed assets, net	662,024	473,884
Other assets	688,775	569,104

Total Assets	$11,899,549	$7,219,347

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$574,409	$422,035
Accrued expenses	657,079	654,710
Short term debt	648,322	578,930

Total current liabilities	1,879,810	1,655,675
Long term debt	101,481	19,514

Total Liabilities	1,981,291	1,675,189
Stockholder's equity:
Common stock, $.001 par value; 50,000,000 shares authorized at December 31, 2001 and September 30, 2002, respectively; 19,266,751 and 19,470,357 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	19,267	19,470
Additional paid-in capital	53,010,063	53,139,184
Accumulated deficit	(43,101,609)	(47,614,496)

	9,927,721	5,544,158
Less: deferred compensation	(9,463)	—

Total stockholders' equity	9,918,258	5,544,158

	$11,899,549	$7,219,347

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Revenue	$836,861	$1,273,582	$2,253,809	$3,233,041
Cost of goods sold	659,166	787,743	1,770,124	2,247,498

Gross Profit (Loss)	177,695	485,839	483,685	985,543
Cost and expenses:
Research and development	353,959	296,235	1,379,315	1,084,182
Selling, general and administrative	1,360,891	1,459,270	4,347,319	4,491,850

Loss from operations	(1,537,155)	(1,269,666)	(5,242,949)	(4,590,489)
Interest income	79,341	22,283	373,662	91,373
Interest expense	3,662	3,639	8,448	13,771

Net loss	$(1,461,476)	$(1,251,022)	$(4,877,735)	$(4,512,887)

Net loss per share — basic and diluted	$(0.09)	$(0.06)	$(0.29)	$(0.23)
Weighted average shares outstanding — basic and diluted.	17,066,923	19,470,357	17,062,125	19,432,107

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(4,877,735)	$(4,512,887)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	453,334	405,501
Loss on disposal of fixed assets	—	1,977
Compensation expense (benefit) related to variable stock options	(4,067)	(53,224)
Changes in operating assets and liabilities:
Accounts receivable	(314,589)	(63,584)
Inventory	(163,198)	93,149
Prepaid expenses and other current assets	(116,374)	(263,752)
Other assets	(31,806)	(28,695)
Accounts payable and accrued expenses	101,094	(154,743)

Net cash used for operating activities	(4,953,341)	(4,576,258)

Cash flows from investing activities:
Proceeds from the maturity of marketable securities	4,621,172	3,073,459
Purchase of fixed assets	(173,174)	(42,622)
Capitalization of software development costs	(323,850)	(28,350)

Net cash provided by investing activity	4,124,148	3,002,487

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	27,585	192,011
Proceeds from (payment on) bank credit line	440,051	(151,359)

Net cash provided by financing activities	467,636	40,652

Net decrease in cash and cash equivalents	(361,557)	(1,533,119)
Cash and cash equivalents at beginning of period	1,305,845	2,162,304

Cash and cash equivalents at end of period	$944,288	$629,185

See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flow Information

        The Company paid $8,448 and $13,771 in interest expense for the nine month periods ended September 30, 2001 and September 30, 2002, respectively.

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

2. BASIS OF PRESENTATION

        The condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements dated December 31, 2001 and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2001 and 2002, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.

3. NET LOSS PER SHARE

        Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Options to purchase 2,818,130 and 3,104,624 shares of common stock and warrants for the purchase of 1,455,345 and 1,365,262 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three month period ending September 30, 2001 and 2002, respectively. Options to purchase 2,819,000 and 3,155,950 shares of common stock and warrants for the purchase of 1,455,345 and 1,385,400 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the nine month period ending September 30, 2001 and 2002, respectively.

4. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        For the nine months ended September 30, 2002, two customers of the Company accounted for 10% and 16%, respectively, of total revenues. These customers accounted for 12% and 7%, respectively, of the accounts receivable balance at September 30, 2002. The Company does not anticipate any problems in collecting these outstanding balances.

5. INVENTORY

        Inventories consisted of the following at December 31, 2001 and September 30, 2002:

	December 31, 2001	September 30, 2002
Raw Materials	$502,606	$510,143
Work in Process	102,923	34,857
Finished Goods	68,137	35,517

	$673,666	$580,517

6. LINE OF CREDIT

        In September, we entered into a new $1.2 million Loan and Security Agreement with Silicon Valley Bank. This facility replaces the recently expired Loan and Security Agreement in the amount of $500,000 and an additional $500,000 equipment line we previously had with Silicon Valley Bank. Borrowings under the new agreement are secured, as before, by all of our assets with the exception of our intellectual property. Under the terms of the new agreement, up to $300,000 is available as a term loan that matures over 24 months, for financing the purchase of eligible capital equipment. We cannot increase the balance of this loan after December 31, 2002. As of September 30, 2002, approximately $158,100 was available for financing the acquisition of new capital equipment purchases. The interest rate associated with this credit facility is equal to the prime rate plus 2% per annum. The new credit facility matures on September 25, 2003. As of September 30, 2002, we have borrowed $598,400 under this agreement which was the maximum allowable. We issued a warrant for the purchase of 21,053 shares of our common stock expiring September 26, 2007 with an exercise price of $2.28 per share as part of the agreement.

7. RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial statements.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

        We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing the key problem of identification of those at risk of sudden cardiac death. Our proprietary technology and products are the only diagnostic tools approved by the U.S. Food and Drug Administration to non-invasively measure microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient's heartbeat and proven to be predictive of an individuals risk of sudden cardiac death. We sell our core Microvolt T-Wave Alternans products, the Heartwave System and Micro-V Alternans Sensors, through a direct sales force in the U.S. and through independent distributors outside the U.S. Our Microvolt T-Wave Alternans technology is also available through our distribution partner Spacelabs Medical on their Burdick Quest® Stress Test System. Our standard stress test system, the CH 2000 Stress Test System, is sold by Philips Medical Systems on an exclusive basis in the U.S. and on a non-exclusive basis in most other major markets outside the U.S.

        Sudden Cardiac Death (which we call SCD) has received increased attention in the medical community as a result of the MADIT II clinical study. The U.S. Food and Drug Administration has recently given clearance to expand the indication for patients eligible to receive an implantable cardioverter defibrillator (which we call an ICD) to include patients with MADIT II indications (previous myocardial infarction and a left ventricular ejection fraction less than 0.30). At this point in time, the Centers for Medicare and Medicaid Services (which we call CMS) is still reviewing this issue and consequently has not determined if they will reimburse providers for implanting an ICD in Medicare patients with the expanded MADIT II indications.

        The sponsors of the MADIT II study have represented that the study results increase the number of patients eligible to receive an ICD in the U.S. from the current level of 300,000 to 600,000. We believe that this group of patients represents a small fraction of the approximately 10 million people at risk of sudden cardiac death in the U.S of which approximately 80,000 patients annually receive an ICD.

        Some physicians have expressed the opinion that all patients meeting the MADIT II profile should receive an ICD without any additional testing to identify their degree of risk of having an arrhythmic event. Other medical professionals believe that additional risk stratification testing should be performed on MADIT II patients to better identify those patients that would gain the most benefit from receiving an ICD.

        At the present time, all of the 50 states, except for Montana, Utah and Rhode Island, have either issued a formal coverage policy, or have indicated a formal policy is not required, for the payment of Medicare claims for our Microvolt T-Wave Alternans Test. This represents 94% of the states now covering Medicare claims at a national average reimbursement of approximately $267.00 per test. Payment for a Microvolt T-Wave Alternans Test by private insurers is not as widespread but does include some national, as well as, several regional insurers that have issued coverage policies. We are continuing our efforts to establish Microvolt T-Wave Alternans as an important, reimbursed modality with all of the private insurers as the benefits can be significant to both the patient and the insurer. Our reimbursement taskforce staffed by both company and outside reimbursement experts, continue to find success in identifying and resolving coverage and payment issues across the country. They work closely with our customers and third party insurers to resolve payment and coverage issues in order to increase the probability of all providers receiving payment for performance of a Microvolt T-Wave Alternans Test.

        Our revenue for the quarter ended September 30, 2002 was $1,273,600 representing an increase of 21% from the previous quarter and an increase of 52% over the quarter ended September 30, 2001. Revenue from Microvolt T-Wave Alternans products sold in the U.S. during the quarter ended September 30, 2002 increased 38% over the previous quarter and increased 114% over the quarter ended September 30, 2001 and represents 70% of total revenues for the quarter ended September 30, 2002 and 67% of total revenues for the nine months ended September 30, 2002. Our net loss for the quarter ended September 30, 2002 was $1,251,000, or $0.06 per share, an improvement of 24% from the previous quarter. Our gross profit on sales for the quarter ended September 30, 2002 increased 11 percentage points over the last quarter to 38%, which reflects the favorable impact of higher sales volumes on our manufacturing costs per unit and the sales performance of our higher margin Microvolt T-Wave Alternans products

        During the quarter ended September 30, 2002, we announced that we had engaged the services of the investment banking firm of Adams, Harkness and Hill to assist us in identifying and evaluating strategic alternatives in the cardiology marketplace to allow us to continue the market expansion and penetration of our life saving Microvolt T-Wave Alternans technology. Additionally, they are working to evaluate our various funding options.

        In September 2002, we received a patent for the latest enhancement to our Microvolt T-Wave Alternans software. This modification provides an automated aide to physicians for the interpretation of a Microvolt T-Wave Alternans Test. We expect that this enhancement to our FDA approved technology will contribute to improved ease of use and market adoption of our Microvolt T-Wave Alternans technology.

        Recently we submitted an application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq Small Cap Market. We anticipate that the transfer will become effective in mid November. After the transfer, our stock will continue to trade under the symbol CAMH.

        In September, we entered into a $1.2 million Loan and Security Agreement with Silicon Valley Bank. This facility replaces the recently expired Loan and Security Agreement in the amount of $500,000 and an additional $500,000 equipment line we previously had with Silicon Valley Bank. Borrowings under the new agreement are secured, as before, by all of our assets with the exception of our intellectual property. A portion of the new agreement is available as a term loan for financing the purchase of capital assets up to a maximum of $300,000. As of September, we had utilized $598,400 of the available credit line compared to utilization of $563,600 at September 30, 2001 under the old agreement. The new credit facility matures on September 25, 2003.

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

Revenue Recognition

        Our revenue is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of our obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from maintenance contracts and license agreements is recorded over the term of the underlying agreement. Payments received in advance of services being performed is recorded as deferred revenue.

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

Intangible Assets

        Intangible assets primarily relate to the value of capitalized software. The cost of capitalized software is amortized on a straight-line basis over the estimated lives of up to three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized costs of that software. The amount by which the unamortized capitalized costs of the software exceeds the net realizable value of the software is written off. The net realizable value is the determined as the estimated future gross revenues from that product containing the software reduced by the estimated future costs of completing and disposing of that product.

Stock-Based Compensation

        The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for disclosure purposes only (Note 7). All stock based awards to non-employees are accounted for at their fair value as prescribed by SFAS 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

RESULTS OF OPERATIONS

Three and Nine Month Periods ended September 30, 2001 and 2002

        Total revenue for the three month periods ended September 30, 2001 and 2002 was $836,900 and $1,273,600, respectively, an increase of 52%. During the three months ended September 30, 2002, revenue from our core business, Microvolt T-Wave Alternans products sold in the U.S., increased 114% and represented 70% of total revenue for the quarter versus 50% of total revenue for the three months ended September 30, 2001. The increase in core business revenue for the three month period ended September 30, 2002 as compared to the same period in 2001 is due to a 83% increase in sales volume and an 17% increase in average unit price. Microvolt T-Wave Alternans systems accounted for 73% of our core business revenue during the most recent quarter end with revenue from sales of our Micro-V Alternans Sensors making up the balance. The increase in core business revenue was offset by a 17% decrease in sales of all products to non-U.S. customers, which accounted for 11% of our total revenue for the three months ended September 30, 2002.

        Total revenue for the nine month periods ended September 30, 2001 and September 30, 2002 was $2,253,800 and $3,233,000, respectively, an increase of 43%. Revenue from our core business increased 124% to 67% of total revenue for the nine months ended September 30, 2002 from 43% for the nine months ended September 30, 2001. The increase in core business revenue for the nine month period ended September 30, 2002 as compared to the same period in 2001 is due to a 91% increase in sales volume and an 9% increase in average unit price. Microvolt T-Wave Alternans systems accounted for 71% of core business revenue for the nine months ended September 30, 2002 compared to 75% of core business revenue for the nine months ended September 30, 2001, with revenue from the sale of Micro-V Alternans Sensors making up the balance. The increase in core business revenue was offset by a 52% decrease in revenue from sales to non-U.S. customers. Revenue from sales to non-U.S. customers decreased to 11% of total revenue for the nine months ended September 30, 2002 from 33% of total revenue for the nine months ended September 30, 2001. Revenue for the nine months ended September 30, 2001 included a larger volume of CH 2000 Alternans System purchases by our distributor in the U.K. due primarily to above normal demand fueled by the availability of special government funding for capital equipment purchases.

	Three months ended September 30,					Nine months ended September 30,
	2001	% of Total	2002	% of Total	% Change	2001	% of Total	2002	% of Total	% Change
Microvolt T-Wave Alternans Product:
United States (core business)	$417,000	50%	$892,000	70%	114%	$964,000	43%	$2,155,000	67%	124%
Rest of World	108,000	13%	75,000	(31)%	(31)%	348,000	15%	156,000	5%	(55)%

Total Microvolt T-Wave Alternans Product	525,000	63%	967,000	85%	85%	1,312,000	58%	2,311,000	72%	76%
All Other:
United States	246,000	29%	237,000	19%	(4)%	964,000	43%	2,155,000	67%	32%
Rest of World	66,000	8%	70,000	5%	6%	348,000	15%	156,000	5%	(49)%

Total All Other	312,000	37%	307,000	24%	(2)%	1,312,000	58%	2,311,000	72%	(2)%
Total Revenues	$837,000	100%	$1,274,000	100%	52%	$2,254,000	100%	$3,233,000	100%	43%

        Gross margin on products sold for the three month periods ended September 30, 2001 and 2002 was 21% and 38% of revenue, respectively. The improvement in the margin percentage to sales primarily reflects the effect of increased capital equipment volume on the utilization of manufacturing labor and overhead costs and the revenue increases in higher margin equipment and disposable sensors. Gross margin for the nine month periods ended September 30, 2001 and 2002 was 21% and 30%, respectively for similar reasons.

        Research and development expenses decreased from $354,000 for the three month period ended September 30, 2001 to $296,200 for the three month period ended September 30, 2002, a decrease of

16%. This decrease was due primarily to lower costs associated with the timing of support of ongoing clinical trials. Research and development expenses for the nine month periods ended September 30, 2001 and 2002 were $1,379,300 and $1,084,200, respectively, a decrease of 21%. Research and development expenses for the nine months ended September 30, 2001 included software development costs for the Windows® 2000 version of our CH 2000 stress test system released to the market in the second half of the year, distributed exclusively in the U.S. by Philips Medical. Research and development expenses for the nine months ended September 30, 2001 also included non-recurring costs associated with the development of the interface between our Microvolt T-Wave Alternans software and the software on the Quest® Stress Test System sold by our strategic partner Spacelabs Medical. We anticipate that costs for the fourth quarter of 2002 will increase somewhat to support the programs started earlier this year aimed at enhancing the functionality and performance of our Microvolt T-Wave Alternans technology and products.

        Selling, general and administrative expenses increased from $1,360,900 for the three month period ended September 30, 2001 to $1,459,300 for the three month period ended September 30, 2002, an increase of 7%. For the nine month periods ended September 30, 2001 and 2002, selling, general and administrative expenses were $4,347,300 and $4,491,900, respectively, an increase of 3%. Both the three month and nine month increases reflect the effect of costs associated with our expanded direct U.S. sales force and added costs associated with maintaining our public company insurance coverage and other administrative fees. We anticipate that these costs will increase in the fourth quarter of 2002 associated with sales rep compensation from increased U.S. sales.

        Interest income was $79,341 for the three month period ended September 30, 2001, compared to $22,283 for the three month period ended September 30, 2002. For the nine month periods ended September 30, 2001 and 2002, interest income was $373,662 and $91,373, respectively. The decline in both short and long term interest rates during the last twelve month period along with the decrease in invested cash account for the reduction in interest income. Interest expense was $3,662 and $3,639 for the three month periods ended September 30, 2001 and September 30, 2002, respectively. The Company paid $8,448 and $13,771 in interest expense for the nine month periods ended September 30, 2001 and September 30, 2002, respectively. Interest expense is related to the company's credit facility with Silicon Valley Bank. As of September 30, 2002, the utilization on the credit line was approximately $598,400, the maximum available to borrow under the terms of the agreement.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2002, we had cash, cash equivalents and marketable securities of $4,131,800. During the three month period ended September 30, 2002, our cash, cash equivalents and marketable securities decreased by $1,621,300, or 28%, consistent with our net loss for the three month period ended September 30, 2002 of $1,242,100 in addition to a $358,000 increase in our accounts receivable due to increased customer sales for the three month period ended September 30, 2002.

        In September 2002, we entered into a new one year Loan and Security Agreement for a $1,200,000 line of credit, replacing the existing agreement which expired in July 2002. Under the terms of the new agreement, up to $300,000 is available as a term loan that matures over 24 months, for financing the purchase of eligible capital equipment. We cannot increase the balance of this loan after December 31, 2002. As of September 30, 2002 approximately $158,100 was available for financing the acquisition of new capital equipment purchases. The remaining unused portion of the $1,200,000 facility is available to finance eligible customer receivable balances as defined in the agreement. All borrowings are subject to interest charges at a rate equal to the prime rate plus 2% per annum. The entire outstanding balance is secured by all of our tangible assets excluding intellectual property. The new line of credit matures on September 25, 2003. We issued a warrant for the purchase of 21,053 shares of our common stock expiring September 26, 2007 with an exercise price of $2.28 per share as part of the agreement.

The amount the available balance utilized to finance capital equipment and accounts receivable at September 30, 2002 was approximately $598,400.

        Inventory decreased $65,600 from $646,113 for the three month period ended June 30, 2002 to $580,500 for the three month period ended September 30, 2002. This decrease is the result of increased customer demand and improved inventory management techniques to better forecast purchasing requirements to meet anticipated customer demand.

        There were no significant fixed asset additions for the three month period ended September 30, 2002. As of September 30, 2002, we had fixed assets with a net book value of $473,900. We do not expect capital expenditures to exceed an aggregate of $1,000,000 over the next year.

        Under the terms of certain license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2008. We are committed to pay an aggregate of $60,000 of such minimum license maintenance fees subsequent to September 30, 2002 as the technology is used.

        We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through at least the next nine to twelve months.

        During the quarter ended September 30, 2002, Cambridge Heart does have operating leases, however, it did not engage in:

  •
  material off-balance sheet activities, including the use of structured finance or special purpose entities;

  •
  material trading activities in non-exchange traded commodity contracts; or

  •
  transactions with persons or entities that benefit from their non-independent relationship with Cambridge Heart.

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

Risks Related to our Operations

We have a history of net losses, we expect to continue to incur net losses and may not achieve or maintain profitability

        We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through September 30, 2002. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

  •
  the extent to which our products gain market acceptance;

  •
  varying pricing promotions and volume discounts to customers;

  •
  competition; and

  •
  the availability and amount of third-party reimbursement.

We have not been able to fund our operations from cash generated by our business, and if we cannot meet our future capital requirements, we may not be able to develop or enhance our technology, take advantage of business opportunities and respond to competitive pressures

        We have principally financed our operations over the past three years through the private placement of shares of our common stock. If we do not generate sufficient cash from our business to fund operations, or if we cannot obtain additional capital through equity or debt financings, we will be unable to grow as planned and may not be able to take advantage of business opportunities, develop new technology or respond to competitive pressures. This could limit our growth and have a material adverse effect on the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

If we are unable to comply with NASDAQ's continued listing requirements, our common stock could be delisted from the NASDAQ National Market or Nasdaq Small Cap Market

        Our common stock is currently listed on the NASDAQ National Market. We have received a notice from Nasdaq indicating that we fail to comply with certain requirements for continued inclusion in the National Market System. We have applied to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq Small Cap Market. If our application is successful, we will be given until February 18, 2003, to obtain compliance with the $1.00 per share minimum bid price requirement for continued inclusion in the Small Cap Market System. We may also be eligible for an additional 180-day grace period, or until August 14, 2003, if we meet the initial listing requirements for the Small Cap Market. There can be no assurance that we will satisfy all requirements for continued listing of our common stock on the Nasdaq National Market or the NASDAQ Small Cap Market. If we are unable to meet the continued listing requirements in the future, our common stock will be subject to delisting, which may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders and may restrict our ability to raise additional capital.

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

The results of future clinical studies may not support the usefulness of our technology

        We have sponsored and are continuing to sponsor clinical studies relating to our Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors to more firmly establish the predictive value of such technology. Although studies on high risk patients to date have indicated that the measurement of Microvolt T-Wave Alternans to predict the vulnerability to ventricular arrhythmia is comparable to electrophysiology testing, we do not know whether the results of such studies will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of Microvolt T-Wave Alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, would have a material adverse effect on our business, financial condition and results of operations.

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

  •
  a potential for inconsistent quality of components or subassemblies supplied, leading to reduced customer satisfaction or increased product costs and delays in shipments of our products to customers and distributors; and

  •
  inconsistent pricing.

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

  •
  result in the termination of the commercialization of our CH 2000 product,

and the resulting disruption of our business could have a material adverse effect on our results of operations.

Risks Related to the Market for Cardiac Diagnostic Equipment

We may not be able to maintain adequate levels of third-party reimbursement

        Our revenues currently depend and will continue to depend, to a significant extent, on sales of our Heartwave and CH 2000 systems and Micro-V Alternans Sensors. Our ability to successfully commercialize these systems depends in part on maintaining adequate levels of third-party reimbursement for use of these systems by our customers. The amount of reimbursement in the United States that is available for clinical use of the Microvolt T-Wave Alternans Test may vary. In the United

States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Our ability to commercialize the Heartwave and CH 2000 systems successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing a Microvolt T-Wave Alternans Test continue to be available from government authorities, private health insurers and other organizations, such as health maintenance organizations. We do not know whether the reimbursement level in the United States for the Microvolt T-Wave Alternans Test will increase in the future or that reimbursement amounts will not reduce the demand for, or the price of, the Heartwave and CH 2000 systems. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained, for Microvolt T-Wave Alternans Tests using the Heartwave and CH 2000 systems could have a material adverse effect on our business.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations, including research and development activities. None of these market-risk sensitive instruments is held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. These investments are evaluated quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help assure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have a material exposure due to market risk. In addition, we do not believe that a 10% increase or decrease in interest rates in effect at September 30, 2002 would have a material impact on our results of operations or cash flows.

        We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at September 30, 2002 due to the short maturities of these instruments.

ITEM 4. CONTROLS AND PROCEDURES

1.
Evaluation of disclosure controls and procedures. Based on their evaluation of the our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

2.
Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On September 26, 2002, we issued to Silicon Valley Bank a warrant to purchase 21,053 shares of our common stock at a purchase price per share of $2.28 in connection with the execution of a Loan and Security Agreement. The warrant was issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

EXHIBIT INDEX

Exhibit Number	Description
4.1	Antidilution Agreement by and between the Registrant and Silicon Valley Bank, dated September 26, 2002.
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on September 26, 2002.
10.1*	Fifth Amendment to the Distribution Agreement by and between the Registrant and Fukuda Denshi Ltd, dated June 28, 2002.
10.2	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated September 26, 2002.
10.3*	Consulting Agreement by and between Registrant and Adams, Harkness and Hill, dated September 10, 2002.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Confidential treatment has been requested as to certain portions.

(b)
Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 26, 2002 reporting under Item 5 the issuance of a press release on August 23, 2002 announcing that we had received a notice from Nasdaq indicating that we failed to comply with the $1.00 per share minimum bid price requirement for continued inclusion in the National Market System, and that we had been provided with 90 calendar days, or until November 18, 2002, to regain compliance.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.
Date: November 14, 2002	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President, Chief Executive Officer

CERTIFICATIONS

        I, David A. Chazanovitz, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cambridge Heart, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President and CEO

        I, Robert B. Palardy, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cambridge Heart, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ ROBERT B. PALARDY Robert B. Palardy Vice President, Finance and Administration and CFO

QuickLinks

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
Commission File Number 0-20991
CAMBRIDGE HEART, INC. INDEX
PART I—FINANCIAL INFORMATION ITEM 1 FINANCIAL STATEMENTS CAMBRIDGE HEART, INC. BALANCE SHEET (UNAUDITED)
CAMBRIDGE HEART, INC. STATEMENT OF OPERATIONS (UNAUDITED)
CAMBRIDGE HEART, INC. STATEMENT OF CASH FLOWS (UNAUDITED)
CAMBRIDGE HEART, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks Related to our Operations
Risks Related to the Market for Cardiac Diagnostic Equipment
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
EXHIBIT INDEX
SIGNATURES
CERTIFICATIONS