Form 10-Q/A
period 2002-09-30
CAMBRIDGE HEART INC
filed 2002-11-25
CIK 913443

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

CAMBRIDGE HEART, INC.

INDEX

		Page
PART I—FINANCIAL INFORMATION
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
	SIGNATURES	14
	CERTIFICATIONS	15

Explanatory Note

        This Amendment is being filed to correct typographical errors in Item 2 in the table showing revenue by product category and geographic area, and in the accompanying text under the heading "Results of Operations—Three and Nine Month Periods ended September 30, 2001 and 2002." Numbers in the row titled "United States" under the "All Other" heading have been corrected and rows have been added to show revenue from Europe and Asia. As corrected, the entire Item 2 is set forth below.

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

RESULTS OF OPERATIONS

Three and Nine Month Periods ended September 30, 2001 and 2002

        Total revenue for the three month periods ended September 30, 2001 and 2002 was $836,900 and $1,273,600, respectively, an increase of 52%. During the three months ended September 30, 2002, revenue from our core business, Microvolt T-Wave Alternans products sold in the U.S., increased 114% and represented 70% of total revenue for the quarter versus 50% of total revenue for the three months ended September 30, 2001. The increase in core business revenue for the three month period ended September 30, 2002 as compared to the same period in 2001 is due to a 83% increase in sales volume and an 17% increase in average unit price. Microvolt T-Wave Alternans systems accounted for 73% of our core business revenue during the most recent quarter end with revenue from sales of our Micro-V Alternans Sensors making up the balance. The increase in core business revenue was offset by a 13% decrease in sales of all products to non-U.S. customers, which accounted for 14% of our total revenue for the three months ended September 30, 2002.

        Total revenue for the nine month periods ended September 30, 2001 and September 30, 2002 was $2,253,800 and $3,233,000, respectively, an increase of 43%. Revenue from our core business increased 124% to 67% of total revenue for the nine months ended September 30, 2002 from 43% for the nine months ended September 30, 2001. The increase in core business revenue for the nine month period ended September 30, 2002 as compared to the same period in 2001 is due to a 91% increase in sales volume and an 9% increase in average unit price. Microvolt T-Wave Alternans systems accounted for 71% of core business revenue for the nine months ended September 30, 2002 compared to 75% of core business revenue for the nine months ended September 30, 2001, with revenue from the sale of Micro-V Alternans Sensors making up the balance. The increase in core business revenue was offset by a 48% decrease in revenue from sales to non-U.S. customers. Revenue from sales to non-U.S. customers decreased to 13% of total revenue for the nine months ended September 30, 2002 from 37% of total revenue for the nine months ended September 30, 2001. Revenue for the nine months ended September 30, 2001 included a larger volume of CH 2000 Alternans System purchases by our distributor in the U.K. due primarily to above normal demand fueled by the availability of special government funding for capital equipment purchases.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2001	% of Total	2002	% of Total	% Change	2001	% of Total	2002	% of Total	% Change
Alternans Products:
U. S. (core business)	$417,000	50%	$892,000	70%	114%	$964,000	43%	$2,155,000	67%	124%
Europe	65,000	8%	36,000	3%	(45)%	191,000	8%	101,000	3%	(47)%
Asia	42,000	5%	38,000	3%	(10)%	157,000	7%	55,000	1%	(65)%
Rest of World	—	—	1,000	0%	100%	—	—	—	—	—

Total	524,000	63%	967,000	76%	85%	1,312,000	58%	2,311,000	71%	76%

All Other:
U.S.	220,000	26%	207,000	16%	(6)%	461,000	20%	645,000	20%	40%
Europe	87,000	10%	42,000	3%	(52)%	424,000	19%	129,000	4%	(70)%
Asia	4,000	0%	54,000	4%	1250%	52,000	2%	99,000	3%	(90)%
Rest of World	2,000	0%	4,000	0%	100%	5,000	0%	49,000	2%	880%

Total	313,000	37%	307,000	24%	(2)%	942,000	42%	922,000	29%	(2)%

Total Revenues	$837,000	100%	$1,274,000	100%	52%	$2,254,000	100%	$3,233,000	100%	43%

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

PART II—OTHER INFORMATION

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

CAMBRIDGE HEART, INC.
Date: November 25, 2002	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President, Chief Executive Officer

CERTIFICATIONS

        I, David A. Chazanovitz, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Cambridge Heart, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 25, 2002	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President and CEO

        I, Robert B. Palardy, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Cambridge Heart, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 25, 2002	By:	/s/ ROBERT B. PALARDY Robert B. Palardy Vice President, Finance and Administration and CFO

QuickLinks

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
Commission File Number 0-20991
CAMBRIDGE HEART, INC. INDEX
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks Related to our Operations
Risks Related to the Market for Cardiac Diagnostic Equipment
PART II—OTHER INFORMATION
EXHIBIT INDEX
SIGNATURES
CERTIFICATIONS