Form 10-K
period 2002-12-31
CAMBRIDGE HEART INC
filed 2003-03-31
CIK 913443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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
Common Stock, $0.001 par value
 Title of class

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark if the Company is an accelerated filer as defined in Rule 12b-2. ☐

        The aggregate market value of voting common stock held by non-affiliates of the registrant was $16,930,145 based on the last reported sale price of the common stock on the Nasdaq National Market on June 30, 2002.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,503,340 shares of $0.001 par value common stock as of March 15, 2003.

Documents incorporated by reference:

Document Description	10-K Part
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 16, 2003	Part III

PART I

Item 1.    Business

Company Overview

        We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac arrest. Our products incorporate our proprietary technology, Microvolt T-Wave Alternans, and are the only diagnostic tools cleared by the U.S. Food and Drug Administration, which we call the FDA, to non-invasively measure Microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient's heartbeat. The use of our products and technology in the performance of a Microvolt T-Wave Alternans Test can detect these tiny heartbeat variations, measured down to one millionth of a volt, in patients whose heart rate has been elevated by exercise, pharmacologic agents or pacing through the use of our proprietary sensors which are placed on the patient's chest. Published clinical data in a broad range of patients has shown that patients with symptoms of or at risk of life threatening arrhythmia who test positive for Microvolt T-Wave Alternans are at increased risk for subsequent sudden cardiac events including sudden death, while those who test negative are at minimal risk. This data has consistently shown that our Microvolt T-Wave Alternans technology is the only non-invasive test comparable or superior to the invasive "gold standard" electrophysiology study in the prediction of sudden death. Sudden cardiac arrest accounts for approximately one-third of all cardiac deaths, or over 300,000 deaths, in the United States each year, and is the leading cause of death in people over the ages of 45.

        All of our products, including our Heartwave, CH 2000 and Micro-V Alternans Sensors, have received 510(k) clearance from the FDA for sale in the United States and all have received the CE mark for sale in Europe. They have also been approved for sale by the Ministry of Health in Japan. Our 510(k) clearance allows our Microvolt T-Wave Alternans Test to be used to test anyone with known, suspected, or at risk of ventricular tachyarrhythmia and/or sudden cardiac death and allows the claim that our Microvolt T-Wave Alternans Test is predictive of those events.

        We are engaged in one industry segment. Additional information regarding our operating segment is presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K, and financial information is provided in the Financial Statements contained in this Annual Report on Form 10-K.

        Cambridge Heart was incorporated in Delaware in 1990. Our executive offices are located at 1 Oak Park Drive, Bedford, Massachusetts 01730. We maintain a website with the address www.cambridgeheart.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Principal Products and Applications

  The Heartwave

        Our Heartwave System is used to perform a Microvolt T-Wave Alternans Test. A Microvolt T-Wave Alternans Test requires an elevated heart rate to provide an accurate result. The required heart rate is typically achieved utilizing exercise as performed in a standard stress test. The heart rate can also be elevated through the use of pharmaceuticals or pacing the patient either through use of a pacemaker or electrode catheters used during an electrophysiologic study.

        The Heartwave System can be used in conjunction with virtually all manufacturer's stress test systems to elevate the heart rate. The Microvolt T-Wave Alternans Test can be performed in conjunction with a standard exercise stress test or as a stand alone diagnostic procedure. The necessary signals are acquired by the Micro-V Alternans Sensors placed at designated locations on the patient's chest and analyzed by the Heartwave processor using our proprietary Analytic Spectral Method of measuring microvolt levels of alternans.

        The Heartwave System is portable and includes:

  •
  a Pentium processor that provides almost real-time alternans computations and storage of the 10 most recent tests;

  •
  a LCD touch screen that controls the operation of the processor, displays key test parameters and is the means of entering patient information;

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

Clinical Studies

        Over the years, various studies have shown Microvolt T-Wave Alternans to be an effective diagnostic tool for the identification of patients at risk of sudden death and life-threatening ventricular arrhythmias. Additionally, a negative result from a Microvolt T-Wave Alternans Test has been demonstrated to be a strong indication that the patient is at very low risk of ventricular tachyarrhythmia or sudden death, which we sometimes refer to as a sudden cardiac event. Clinical studies conducted on several thousand patients in most of the major high risk cardiac populations have shown that a positive result from a Microvolt T-Wave Alternans Test is at least as accurate a predictor of a future cardiac event as the current "gold standard" invasive electrophysiology study. These studies have also shown that patients testing negative for Microvolt T-Wave Alternans are at very low risk of dying suddenly from a cardiac event. These studies have been published in a variety of peer reviewed journals such as the New England Journal of Medicine, Journal of Cardiovascular Electrophysiology, Journal of the American College of Cardiology, and The Lancet.

        Sudden cardiac death received an increased amount of attention during 2002 as the result of published data from the Guidant Corporation sponsored Madit II clinical study. This study, published in the New England Journal of Medicine, demonstrated that prophylactic placement of an implantable cardioverter defibrillator, which we call an ICD, in patients with a previous heart attack and poor pumping function (left ventricular ejection fraction of 30% or less), known as Madit II type patients, resulted in a 5.6 percentage point reduction in mortality, as compared to standard drug therapy. The addition of Madit II type patients to the currently approved population of ICD candidates has the potential of substantially increasing the number of ICD implant procedures performed in the U.S. each year. Since publication of the data, concern has been expressed about the potential morbidity and cost that would be associated with widespread ICD implantation in Madit II type patients. Consequently, many experts have emphasized the importance of finding risk stratification methods that can identify which of the Madit II type patients would most benefit from ICD therapy. Microvolt T-Wave Alternans testing, with its high negative predictive value, can play an important role in helping referring cardiologists to identify which of these patients is at low risk of dying suddenly and would therefore receive no benefit from ICD therapy.

        In June 2002, Dr. Stephan Hohnloser, Director of Electrophysiology at J.W. Goethe University, Frankfurt, Germany presented clinical data demonstrating that Madit II type patients who tested negative for Microvolt T-Wave Alternans are at very low risk of dying suddenly from a cardiac event. In his presentation at the Cardiostim meeting in Nice, France, Dr. Hohnloser presented data on 120 Madit II type patients drawn from two previously published prospective clinical trials involving 957 patients. Microvolt T-Wave Alternans testing successfully identified a subgroup of Madit II type patients at low risk of dying suddenly and therefore would receive no benefit from ICD therapy. Dr. Hohnloser also concluded that Madit II type patients who do not test negative for Microvolt T-Wave Alternans would be expected to have a greater mortality benefit from ICD therapy than that reported in the original Madit II study.

        In a presentation before the Medicare Coverage Advisory Committee in February 2003, Dr. Theodore Chow of the Ohio Heart Health Center, Cincinnati, Ohio presented data from a large Microvolt T-Wave Alternans study conducted in his practice in which a subgroup of 193 Madit II type patients underwent testing for Microvolt T-Wave Alternans. These patients were followed for an average of one year after testing. Dr. Chow reported that of the 57 patients that tested negative for Microvolt T-Wave Alternans only one individual had a sudden cardiac event within the follow-up period. Dr. Chow concluded that Madit II type patients who test negative for Microvolt T-Wave Alternans are at low risk of sudden cardiac death and should therefore be treated conservatively, while Madit II type patients that do not test negative should either receive an electrophysiology study or proceed directly to ICD therapy.

        We will be participating in the Microvolt T-Wave Alternans Testing for Risk Stratification of Post MI Patients clinical (MASTER Study), which sponsored by Medtronic, Inc., is scheduled to begin in the second half of 2003. The purpose of the study will be to show that Madit II type patients with a negative Microvolt T-Wave Alternans Test result are at very low risk of dying suddenly and do not require ICD therapy. Additionally, the study is intended to demonstrate that a non negative test results is a "call to action" for the cardiologist to refer these patients for further testing and ICD therapy. We expect that the study will enroll 600 patients that meet Madit II criteria (previous heart attack survivors with a poor heart pumping function). The study will take place at up to 50 leading medical centers in the U.S. An additional 1,200 patients with slightly better pumping function (ejection fraction of 30% to 40%) will be evaluated in a related registry. Results of the study are expected to be available in 2006.

        We anticipate that Dr. Daniel Bloomfield of Columbia Presbyterian Medical Center in New York will present the results of his recently completed clinical study, of 600 patients who were diagnosed with congestive heart failure, and tested with Microvolt T-Wave Alternans. Results of the study, which was partially funded by the National Institute of Health, will be presented at the Late Breaking Clinical Studies Session of the American College of Cardiology meeting to be held in late March 2003. Dr. Bloomfield is expected to report data on a subset of these patients that met Madit II indications who were tested for Microvolt T-Wave Alternans.

Marketing and Sales

        Our technology and products are directed towards identifying individuals at risk of sudden cardiac death. Typically our target patient populations include those individuals with underlying cardiac disease. In the U.S., those populations include 7.5 million patients who have suffered a myocardial infarction, more commonly know as a heart attack, 4.8 million patients suffering from congestive heart failure (poor pumping function), 500,000 syncope (fainting and dizziness) patients and over 50,000 patients with non-ischemic dilated cardiomyopathy (damaged and enlarged heart). Therefore, the aggregate at-risk patient population exceeds 10 million. Madit II type patients are a relatively small but highly visible and very important subset of this total at-risk patient population.

        The target customer for our Heartwave System and Micro-V Alternans Sensors is the clinical cardiologist. Clinical cardiologists see the vast majority of patients with existing cardiac conditions. They control the referral pattern of their patients. They also prescribe and administer most diagnostic tests either in their office or as an outpatient procedure at the hospital. Our Microvolt T-Wave Alternans Test is a non-invasive tool to identify which of their patients are at the highest risk of sudden cardiac death and should be referred on for more extensive testing and therapy and which are at low risk and can be treated more conservatively, typically through drug therapy. The electrophysiologist is a rhythm specialist and, as such, their knowledge and opinion on the value of the Microvolt T-Wave Alternans Test is often solicited by the clinical cardiologist, the primary user of our test.

        One of the largest challenges we face as a single product company is gaining initial access to the cardiologist in order to introduce them to Microvolt T-Wave Alternans and Cambridge Heart. To assist in adding credibility to our efforts, we have attempted to establish relationships with field and management representatives of the major ICD companies. The MASTER Study is the largest such relationship in place. We anticipate it will provide us with increased access to many new customers and that the additional credibility and relationships to be gained from our participation in the MASTER Study will enhance our selling efforts and improve our results.

        During fiscal 2002, we expanded our sales coverage in the U.S. from 13 sales territories to a total of 15. These territories are in most of the major population centers across the country. Our sales force is trained on the features, benefits and clinical use of our products and our Microvolt T Wave Alternans technology. Additionally, they must be knowledgeable about reimbursement dynamics in their territory. We also utilize a limited number of non-employee manufacturer's representatives to sell our products. The manufacturer's representatives also sell products of other non-competing companies. In addition to our direct sales efforts in the U.S., we have established partnerships and distribution agreements with third party organizations to expand our sales efforts both in the U.S. and around the world.

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

        We are in the second year of a three year agreement granting Philips Medical Systems exclusive distribution rights in the U.S. for our CH 2000 Stress Test System and a non exclusive right to distribute our CH 2000 Stress Test System in select markets outside of the U.S. This arrangement allows us to concentrate our direct sales and marketing efforts on our Heartwave and Microvolt T-Wave Alternans technology.

        In 2000, we entered into a strategic marketing agreement with Spacelabs Medical, Inc, a leading provider of integrated cardiology, monitoring and clinical information systems. The agreement was for the development of software and hardware that allows our Microvolt T-Wave Alternans technology to run on the Spacelabs' Burdick® Quest® exercise stress system. This agreement is scheduled to expire in June 2003. We have provided Spacelabs Medical, Inc. with written notification of our intention not to allow an automatic one year renewal of the agreement.    We anticipate entering into discussions regarding a new agreement with Quinton Cardiology, Inc., who acquired the Burdick product line from Spacelabs Medical, Inc. in January 2003.

        In addition to Philips, we utilize a number of independent distributors to market our products outside the U.S. During the years ending December 31, 2000, 2001 and 2002, sales to these international customers accounted for 40%, 30% and 19% of our business, respectively. The decline in the percentage of our revenues derived from outside the U.S. reflects our planned efforts to focus a majority of our sales and marketing resources on penetrating the U.S. market for Microvolt T-Wave Alternans testing with our Heartwave System. The U.S. market represents our largest business opportunity and therefore, the majority of our sales and marketing efforts are directed towards this market.

Manufacturing

        The in-house manufacturing process for our Heartwave and CH 2000 consists primarily of final assembly of purchased components, testing operations and packaging. Components and sub-assemblies are purchased according to our specifications and are subject to inspection and testing. We rely on outside vendors to manufacture major components, a number of which are currently supplied by sole source vendors. We purchase our Micro-V Alternans Sensors fully assembled and packaged from a third party supplier.

        We perform a limited amount of final assembly of hardware and software components, and testing of our Heartwave and CH 2000 products at our corporate headquarters in Bedford, Massachusetts. We believe that this facility will be adequate to meet our requirements through the term of our current lease agreement. We are required to meet and adhere to the requirements of U.S. and international regulatory agencies, including Good Manufacturing Practices and Quality System Regulation requirements. Our manufacturing facilities are subject to periodic inspection by both U.S. and international regulatory agencies.

        We last underwent a Quality System Regulation audit, conducted by the FDA, in August 2001. We passed the inspection with no observations. We are ISO 9001 certified allowing us to apply the CE Mark to all of our products. We are subject to semi-annual audits by our designated notified body, British Standards Institution, to maintain our ISO 9001 certification.

Research and Development

        A substantial portion of our research and development investment is focused on our efforts to develop and design enhancements to our Microvolt T-Wave Alternans technology and products targeted at optimizing their functionality and ease of use. During Fiscal 2002 we continued to support the Alternans Before Cardioverter Defibrillator clinical trial, known as the ABCD Trial, that we are sponsoring with St. Jude Medical. This study is intended to evaluate the effectiveness of our Microvolt T-Wave Alternans Test as compared to invasive electrophysiology study in identifying candidates suitable for implantable cardioverter defibrillator therapy.

        We expect total research and development costs in 2003 to be less than those incurred in 2002 as we continue to transfer our focus from the development of new products to the development and design of enhancements to our existing Microvolt T-Wave Alternans technology and products to maximize their functionality and ease of use. As of December 31, 2002, the Company had three full time employees engaged in research and development activities along with several independent research and engineering consultants whose services are utilized as necessary.

Patents, Trade Secrets and Proprietary Rights

        Some of the initial methods that we used in the measurement of Microvolt T-Wave Alternans are covered by a U.S. patent issued to The Massachusetts Institute of Technology. This patent is covered by an exclusive license agreement with MIT that continues through the year 2007. The license will then convert to a nonexclusive agreement for the remaining life of the patent unless MIT agrees to an extension of exclusivity. We have been issued an additional sixteen U.S. patents that include claims covering substantial changes and modifications to the initial methods covered by the original MIT patent. The expiration dates of these patents range from 2013 to 2019. These additional patents cover a significant portion of the proprietary signal processing algorithms and our Micro-V Alternans Sensors currently utilized in the measurement of Microvolt T-Wave Alternans. Corresponding foreign patents are pending with respect to two issued U.S. patents.

        We continue to maintain our license agreement with MIT since it includes the original patent covering certain methods for the measurement of Microvolt T-Wave Alternans. This license agreement imposes various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on us. Our failure to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or, in some cases, termination of the license.

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

Reimbursement

        Reimbursement to healthcare providers by third party insurers is critical to the long-term success of our efforts to make the Microvolt T-Wave Alternans Test the standard of care for patients with known, suspected or at risk of ventricular tachyarrhythmia or sudden death. In January 2002, Current Procedural Terminology Code 93025, known as a CPT code, became available for use by healthcare providers for filing for reimbursement for the performance of a Microvolt T-Wave Alternans Test. This code may be used alone, or in conjunction with, other diagnostic cardiovascular tests. This unique CPT code provides a uniform language used by healthcare providers to describe medical services but does not guarantee payment for the test. Coding is used to communicate to third party insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers. The Centers for Medicare and Medicade Services, or CMS, has recently published a new average Medicare payment amount for the CPT code for a Microvolt T-Wave Alternans Test. This amount, which was approximately $267.00 in 2002 has been increased to slightly more than $425.00 for 2003. We anticipate that this increase in Medicare reimbursement will improve the financial incentive for the performance of a Microvolt T-Wave Alternans Test and as such, encourage additional usage of our technology and create additional new sales opportunities.

        An insurer's coverage policy addresses whether or not a product or service is offered, and therefore payment will be made, to the healthcare provider for delivery of an insured benefit to the plan enrollees. Third party insurers can deny coverage, or limit coverage to specific patient populations or healthcare providers. As of the end of 2002, Medicare carriers in approximately 48 states in the U.S. have issued coverage policies, or routinely pay without a coverage policy for the performance of our Microvolt T-Wave Alternans Test. Medicare patients represent approximately 50% of the total number of patients with indications that identify them as those that could possibly benefit from a Microvolt T-Wave Alternans Test. The number of private insurers that have issued coverage policies for the performance of our Microvolt T-Wave Alternans Test continues to expand but currently does not include all private payers. We expect new data on Microvolt T-Wave Alternans from studies performed by Drs. Chow and Bloomfield, will aid us in our efforts to increase the number of private payers that have established coverage policies for our Microvolt T-Wave Alternans Test. We are working to increase the number of private insurers that reimburse healthcare providers for the performance of our Microvolt T-Wave Alternans Test and to broaden the indications for use included in existing Medicare coverage policies where appropriate.

Competition

        The cardiac diagnostic medical device market is characterized by intensive development efforts and rapidly advancing technology. Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competitive innovations. We cannot assure that we will be successful in identifying, developing and marketing new products or enhancing our existing products. In addition, we cannot assure that new products or alternative diagnostic techniques will not be developed that will render our current products obsolete or inferior. Rapid technological development by competitors may result in our products becoming obsolete before we recover a significant portion of our research and development, and commercialization expenses incurred with respect to such products. Alternative technologies exist today in each of the areas being addressed by us, including electrocardiograms, Holter monitors, ultrasound tests and systems for measuring cardiac late potentials. However, our CH 2000, Heartwave and Micro-V Alternans Sensors are currently the only FDA cleared systems for the non-invasive measurement of Microvolt T-Wave Alternans and prediction of ventricular tachycardias and sudden cardiac death. During 2002, GE Medical Systems introduced an analysis system it claims can measure t-wave alternans. They have received concurrence from the FDA of their 510(k) allowing them to distribute the product in the U.S. The FDA concurrence does not include approval of any claims regarding their measurement of t-wave alternans.

        Competition from medical devices, which help to diagnose cardiac disease is intense and likely to increase. Our potential competitors include manufacturers of stress test equipment, including major multinational companies. Many of our competitors and potential competitors, including GE Medical Systems, have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities than us. Many of these competitors offer well-established, broad product lines and ancillary services not offered by us. Some of our competitors have long-term or preferential supply arrangements with hospitals that may act as a barrier to market entry. Other large health care companies may enter the non-invasive cardiac diagnostic product market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that we may develop, and such companies also may be more successful than us in producing and marketing such products. We may not be able to compete successfully with existing or new competitors.

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

        We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these counties are similar to those of the FDA. We have obtained the requisite foreign regulatory approvals for sale of our Heartwave, CH 2000 and Micro-V Alternans Sensors in many foreign countries, including most of Western Europe. We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union adopted regulations requiring that medical devices such as our

Heartwave, CH 2000 and Micro-V Alternans Sensors comply with the Medical Device Directives which establish the requirements for CE marking of all products prior to their importation and sale. In 2001, we received ISO-9001 and CE certification for our Heartwave, CH 2000 and Micro-V Alternans Sensors. The Ministry of Health in Japan has also approved our products for sale. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Employees

        As of December 31, 2002, we had 40 full-time employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

Executive Officers of the Registrant

        The following table sets forth (i) the names and ages of our current executive officers; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

Name	Age	Position
David A. Chazanovitz	52	Chief Executive Officer, President, and Director
Robert B. Palardy	54	Vice President, Finance and Administration and Chief Financial Officer
Eric Dufford	44	Vice President, Sales and Secretary
James Sheppard	43	Vice President, Operations
Kevin S. Librett	37	Vice President, Research and Development
Robert LaRoche	47	Vice President, Marketing

        David A. Chazanovitz.    Mr. Chazanovitz has been our President and Chief Operating Officer and a director since October 2000 and Chief Executive Officer since February 2001. From July 1998 to September 2000 Mr. Chazanovitz served as Divisional President for Nitinol Medical Technologies, Inc., Neuroscience Division. Mr. Chazanovitz was the founder of Innerventions, Inc. in 1995, which he later merged with Nitinol Medical Technologies, Inc., where he held the position of President of the Septal Repair Division until June 1998. Mr. Chazanovitz has held the position of President for several divisions of C.R. Bard, Inc., including Bard Ventures, Bard Electrophysiology Division and USCI Angiography Division. Mr. Chazanovitz holds a B.S. in Biology from City College of New York and an M.B.A. in Marketing from Long Island University.

        Robert B. Palardy.    Mr. Palardy has been our Vice President, Finance and Administration and Chief Financial Officer since November 1997. From 1990 to February 1997, Mr. Palardy was Vice President, Finance and Information Services of Smith & Nephew Endoscopy, a company involved in the development, manufacture and sale of medical devices for arthroscopy. From February 1997 through October 1997, Mr. Palardy was an independent financial consultant. Mr. Palardy is a Certified Public Accountant and holds a B.S. degree in Accounting from LaSalle University.

        Eric Dufford.    Mr. Dufford has been our Vice President of Marketing and Sales and Secretary since August 1997. From January 1990 to May 1994, Mr. Dufford was Director of International Sales for St. Jude Medical, Inc. From May 1994 to August 1997, Mr. Dufford was Division President of Quest Medical Inc.'s Cardiovascular Systems Division. Mr. Dufford earned a B.A. in International Business/Marketing from the University of Colorado and an M.B.A. from Emory University.

        James Sheppard.    Mr. Sheppard has been our Vice President, Operations since August 1999. From 1996 to 1998, Mr. Sheppard was Vice President, Operations for Nitinol Medical Technology, Inc. From 1995 to 1996, Mr. Sheppard served as Director of Manufacturing for Summit Technology and from 1982 to 1994 he served in several senior management positions at C.R. Bard, Inc. Mr. Sheppard holds a BS in Industrial Engineering from Virginia Polytechnic Institute and State University.

        Kevin S. Librett.    Mr. Librett has been our Vice President, Research and Development since April 2000. Mr. Librett joined Cambridge Heart as a Senior Software Engineer in August 1993. From August 1995 to August 1997, he served as Software Development Manager. From September 1997 to March 2000 he was Director, Research and Development. Mr. Librett is the inventor or co-inventor of five issued U.S. patents and two pending U.S. patents related to the measurement, assessment and display of myocardial electrical stability. Mr. Librett holds a B.S. in Biophysics from the University of Connecticut and an M.S. in Electrical Engineering and Computer Science from The Massachusetts Institute of Technology.

        Robert LaRoche.    Mr. LaRoche became our Vice President of Marketing in February 2003. From January 1999 to January 2003, Mr. LaRoche was the President of Octant Marketing, Inc. a marketing consulting services company he founded specializing in the medical products industry. From 1997 to January 1999, Mr. LaRoche served as Director of Marketing/Business Development for Circe Biomedical. From 1994 to 1997, he was Vice President of Marketing and Sales for Vision Sciences, Inc. and from 1985 to 1994 he held a variety of senior sales and marketing positions at C.R. Bard, Inc. Mr. LaRoche holds a B.S. in Marine Fisheries Biology from the University of Massachusetts.

        Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers or directors.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

Market Information and Holders

        Shares of our common stock were traded on the Nasdaq National Market under the symbol "CAMH" from August 2, 1996 until November 18, 2002 at which time our listing was moved to the Nasdaq SmallCap Market. Prior to August 2, 1996, our shares were not publicly traded. Our common stock is not traded on any market, foreign or domestic, other than the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on the Nasdaq National Market and subsequently the Nasdaq SmallCap Market during the two most recent fiscal years.

	Fiscal 2001		Fiscal 2002
Period
	High	Low	High	Low
First Quarter	$4.50	$2.00	$3.05	$1.36
Second Quarter	$3.37	$1.78	$1.74	$0.75
Third Quarter	$3.47	$1.40	$1.30	$0.42
Fourth Quarter	$3.00	$1.00	$0.77	$0.40

        The depositary for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. On March 24, 2003, we had approximately 133 holders of Common Stock of record. This number does not include shareholders for whom shares are held in a "nominee" or "street" name.

Dividends

        We have never declared or paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends, current and anticipated cash needs and other factors the board of directors deem relevant. Under the terms of our loan agreement with Silicon Valley Bank, we are prohibited from paying dividends without their prior consent.

Item 6.    Selected Financial Data

        The following data, insofar as it relates to the years 1998, 1999, 2000, 2001 and 2002, have been derived from our audited financial statements. Our balance sheet dated as of December 31, 2001 and 2002 and the related statements of operations dated for each of the three years in the period ended December 31, 2002 are derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. This data is in thousands, except per share data.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$2,097	$2,136	$1,910	$3,112	$4,307
Cost of goods sold	1,848	2,007	1,879	2,431	3,061

Gross profit (loss)	249	129	31	681	1,246

Costs and expenses:
Research and development	3,595	2,850	2,694	1,845	1,388
Selling, general and administrative	3,753	4,945	5,509	5,702	5,868

Total costs and expenses	7,348	7,795	8,203	7,547	7,256

Loss from operations	(7,099)	(7,666)	(8,172)	(6,866)	(6,010)
Interest income	562	331	585	413	104
Interest expense	—	—	(12)	(13)	(17)

Net loss	$(6,537)	$(7,335)	$(7,599)	$(6,466)	$(5,923)

Net loss per share—basic and diluted	$(0.61)	$(0.61)	$(0.50)	$(0.37)	$(0.30)

Weighted average shares outstanding—basic and diluted	10,746,844	11,933,261	15,331,565	17,340,789	19,450,062

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$6,490	$9,176	$11,455	$8,738	$3,093
Working capital	6,761	8,950	11,258	8,669	3,152
Long term debt	0	0	0	101	6
Total assets	8,715	11,454	13,975	11,900	6,189
Total liabilities	902	1,404	1,293	1,981	2,032
Accumulated deficit	(21,700)	(29,036)	(36,635)	(43,102)	(49,024)
Stockholders' equity	7,813	10,049	12,682	9,918	4,156
Dividends—None

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac arrest. Our proprietary technology and products are the only diagnostic tool cleared by the U.S. Food and Drug Administration to non-invasively measure Microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient's heartbeat.

        Our Microvolt T-Wave Alternans Test is performed using our primary products the Heartwave System and our single use Micro-V Alternans Sensors. We sell both products in the U.S. through our 15 person direct sales force and through independent distributors outside the U.S. There are approximately 200 Heartwave units that have been sold in the U.S. since the product was introduced at the end of Fiscal 2000. Profitability for our business requires that we are successful in our efforts to expand the installed base of Heartwave units and continually increase the number of Microvolt T-Wave

Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. To be successful in our efforts, we use the help of established strategic partners to gain access to our primary customer, the clinical cardiologist, to inform them of the large amount of clinical data that has been presented and published on the value and importance of Microvolt T-Wave Alternans to their patients.

        Revenue growth from both our Heartwave and Micro-V Alternans Sensors delivers improved gross profits since both products carry attractive profit margins and manufacturing overhead costs are leveraged with volume growth. Between April 2001 and September 2002, we reported six consecutive record revenue quarters. At December 31, 2002, approximately 50% of our total of 40 employees were engaged in the selling or marketing of our technology and products and account for 54% of our total operating expenses incurred during Fiscal 2002. An additional 20% of the employees are dedicated to product manufacturing and customer support, while the remainder of our organization is involved in either, product research and development or administrative support.

        Our principal concern as we enter Fiscal 2003 is the availability of sufficient cash resources to fund our revenue expansion and market penetration goals. To address this concern in September 2002, we announced that we had engaged the biomedical device and technology investment banking team of Adams, Harkness and Hill, an investment banking firm which specializes in biomedical device and technology companies, to provide expert advice to us in evaluating various strategic opportunities. After consulting with Adams, Harkness and Hill, we have determined that the best strategic course of action at this time is to pursue additional financing transactions in order to strengthen our balance sheet with additional cash. As the initial step along this path, we announced, in February 2003, that we had received a letter of intent from a leading medical technology company for a loan of $1 million. The loan would be convertible into shares of our common stock at the lender's discretion or payable at the end of 24 months. Under the terms of the non-binding letter of intent, funding of the loan is conditioned upon raising $2 million of additional funds from the sale of equity securities and completion of definitive agreements. We believe, if successful, this financing will provide us with the necessary financial resources to maximize the potential benefits available from our participation in the MASTER Study. We can make no assurances that we will be successful in obtaining any of this additional financing.

        During 2002, our CPT code used by healthcare providers to file for reimbursement for the performance of a Microvolt T-Wave Alternans Test became effective. It was assigned an average reimbursement amount for Medicare claims of approximately $267.00. CMS has announced that this amount will increase to slightly more than $425.00 in 2003.

        In December 2002, we announced the launch of the MASTER Study which will be conducted in conjunction with Medtronic, Inc. This very important, 1,800 patient study and registry is scheduled to begin enrollment of patients in the second half of 2003. The 50 participating sites will be large cardiology group practices, most of whom are not current Microvolt T-Wave Alternans users. This study should allow us to introduce new, influential customers to the benefits of utilizing Microvolt T-Wave Alternans as a tool to better identify which of their patients are at possible risk of dying suddenly.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

        The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, product returns, bad debts allowances, inventory valuation, investments, intangible assets, income taxes, financing operations, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

  Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. Our estimate of $45,000 represents 69% of the total unpaid balance in excess of 90 days past due date. Our actual experience of customer receivables written off during 2002 was immaterial. Accordingly, we believe we have adequate allowances, however, additional write-offs could occur if future results significantly differ from our expectations.

  Inventory Valuation

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could materially effect our results.

  Capitalized Software

        The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of December 31, 2002 no such write-offs have been made. The net realizable value is determined as the estimated future gross revenues from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which is $410,693 at December 31, 2002.

  Product Warranty

        We warrant all of our non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. We maintain a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on our actual return and repair cost experience. If the rate and cost of future warranty activities materially differs from our historical experience, additional costs would have to be reserved that could materially effect our results.

Results of Operations

REVENUES:

	2000	% of Total	2001	% of Total	2002	% of Total	% Inc/(Dec) 2002 vs 2001	% Inc/(Dec) 2001 vs 2000
Alternans Products:
U. S. (core business)	$720,300	38%	$1,643,797	53%	$2,522,503	59%	54%	128%
Europe	159,008	8%	207,560	7%	136,651	3%	(34%)	31%
Asia/Pacific	379,415	20%	207,085	6%	271,247	6%	31%	(45%)
Rest of World	1,480	0%	4,200	0%	17,340	0%	313%	184%

Total	1,260,203	66%	2,062,642	66%	2,947,741	68%	43%	64%

Stress Products:
U. S.	421,418	22%	519,118	17%	981,699	23%	89%	23%
Europe	203,944	11%	486,575	16%	201,663	5%	(59%)	139%
Asia/Pacific	22,720	1%	34,902	1%	121,614	3%	248%	54%
Rest of World	1,598	0%	8,800	0%	54,660	1%	521%	451%

Total	649,680	34%	1,049,395	34%	1,359,636	32%	30%	62%

Total Revenues	$1,909,883	100%	$3,112,037	100%	$4,307,377	100%	38%	63%

  Fiscal 2002 Compared to Fiscal 2001

        Total revenue for Fiscal 2002 and 2001 was $4,307,377 and $3,112,037, respectively, an increase of 38%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans Products, was $2,947,741 during Fiscal 2002 compared to $2,062,642 during Fiscal 2001, an increase of 43%, and accounted for 68% and 66% of total revenues, respectively.

        During Fiscal 2002, revenue from our core business, which consists of U.S. sales of our Heartwave, Micro-V Alternans Sensors and other Alternans Products sold through our distribution partners, increased 54% and accounted for 59% of total revenue for Fiscal 2002 compared to 53% of total revenue for Fiscal 2001. The average selling prices of our Heartwave increased 14% in Fiscal 2002 compared to Fiscal 2001, while the average price of our Micro-V Alternans Sensors increased 7%. The remainder of the annual increase resulted from growth in units sold. Revenue from the sale of disposable Micro-V Alternans Sensors accounted for 34% of our core business revenue in Fiscal 2002 compared to 22% in Fiscal 2001. The increase is the result of the increased number of installed Heartwave Systems in the U.S. Revenue from sale of Heartwave and other Alternans Products accounted for the balance of core business revenue. Sales of all Alternans Products to customers outside the U.S. during Fiscal 2002 increased 2% from Fiscal 2001. Sales to the Asia/Pacific region accounted for 64% of total Alternans Product sales outside the U.S. during Fiscal 2002 compared to 49% during Fiscal 2001. During Fiscal 2002, our Japanese distributor initiated efforts to register our Heartwave System for sale with the Ministry of Health.

        During Fiscal 2002, revenue from the sale of our CH 2000 stress test system was $1,359,636 compared to $1,049,395 during Fiscal 2001, an increase of 30%. Growth in the volume of units sold accounted for all of the Fiscal 2002 increase. Revenue from the sale of these products accounted for 32% of our total revenue during Fiscal 2002 compared to 34% during Fiscal 2001. Sales to our U.S. customers, including our exclusive U.S. distributor, Philips Medical Systems, accounted for 72% of total stress sales during Fiscal 2002 compared to 49% during Fiscal 2001.

        Gross Profit was 29% of total revenue in Fiscal 2002 compared to 22% in Fiscal 2001. The majority of the margin percentage improvement, 85%, reflects the effect of sales volume growth on the amount of labor and overhead costs allocated to each unit sold. The remainder of the improvement is the result of increases in average selling prices.

        Research and development expenses were $1,387,946 in Fiscal 2002 compared to $1,845,331 in Fiscal 2001, a decrease of 25%. We have transferred the focus of our research and development expenditures from the development of new products to the development and design of enhancements to our existing Microvolt T-Wave Alternans technology and products to maximize their functionality and ease of use. We expect that this trend will continue during Fiscal 2003. During Fiscal 2001 we completed work on the development of the Microsoft Windows 2000® operating system for our CH 2000 stress test system distributed exclusively in the U.S. by Philips Medical Systems.

        Selling, general and administrative expenses were $5,867,795 in Fiscal 2002 compared to $5,701,802 in Fiscal 2001, an increase of 3%. Selling and marketing costs which represent 67% of total SG&A expenses were virtually unchanged in Fiscal 2002 compared to Fiscal 2001. Total U.S. selling expenses increased 4% due primarily to the addition of two additional sales territories. Our focus on the U.S. sales opportunity for Microvolt T-Wave Alternans resulted in a decline in International selling expenses of 27%. Marketing costs for the year remained unchanged. Administrative costs increased 10% in Fiscal 2002 compared to Fiscal 2001. The costs associated with our status as a publicly traded entity accounted for the majority of this increase as they grew 40% primarily due to higher insurance costs, and the one time cost associated with the transfer of the listing of our common stock on the Nasdaq SmallCap Market. The registration of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market in November 2002.

        Interest income was $104,253 in Fiscal 2002 compared to $412,553 in Fiscal 2001, a decrease of 75%. The decrease resulted from a $5.6 million decrease in invested cash during Fiscal 2002 compared to Fiscal 2001 and to a lesser extent, the decline in short term interest rates during the past twelve months. Interest expense was $17,053 in Fiscal 2002 compared to $13,244 in Fiscal 2001. The increase is the result of increased borrowing on our credit line with Silicon Valley Bank.

  Fiscal 2001 Compared to Fiscal 2000

        Total revenue for Fiscal 2001 and 2000 was $3,112,037 and $1,909,883, respectively, an increase of 63%. Revenue from the sale of our Alternans Products was $2,062,642 during Fiscal 2001 compared to $1,260,203 during Fiscal 2000, an increase of 64%, and accounted for 66% of total revenue during Fiscal 2001 and Fiscal 2000.

        During Fiscal 2001, revenue from our core business, increased 128% and accounted for 53% of total revenue for Fiscal 2001 compared to 38% of total revenue for Fiscal 2000. The average selling prices of our Heartwave increased 18% in Fiscal 2001 compared to Fiscal 2000, while the average price of our Micro-V Alternans Sensors declined 20%. The remainder of the annual increase resulted from growth in the number of units sold. Revenue from the sale of disposable Micro-V Alternans Sensors accounted for 22% of our core business revenue in Fiscal 2001 compared to 19% in Fiscal 2000. Revenue from sale of Heartwave and other Alternans Products accounted for the balance of core business revenue. Sales of all Alternans Products to customers outside the U.S. during Fiscal 2001 declined 22% from Fiscal 2000 primarily as a result of a change in emphasis from the higher priced CH 2000 to the more flexible, lower priced Heartwave. Sales to the Asia/Pacific region accounted for 49% of total Alternans Product sales outside the U.S. during Fiscal 2001 compared to 70% during Fiscal 2000.

        During Fiscal 2001, revenue from the sale of our CH 2000 stress test system were $1,049,395 compared to $649,680 during Fiscal 2000, an increase of 62%. The increase was due primarily to increased volume of units sold in Europe and the U.S. Revenue from the sale of stress products accounted for 34% of our total revenue during Fiscal 2001 compared to 34% the previous year. Sales to our U.S. customers accounted for 49% of total stress sales during Fiscal 2001 compared to 65% during Fiscal 2000.

        Gross profit was 22% of total revenue in Fiscal 2001 compared to 2% for Fiscal 2000. The improvement in the margin percentage to sales reflects the effect of increased unit sales volume of our more profitable Heartwave and Micro-V Alternans Sensors and to a lesser extent by lower manufacturing costs through increased labor and overhead efficiencies and lower material costs.

        Research and development costs were $1,845,331 in Fiscal 2001 compared to $2,694,483 in Fiscal 2000, a decrease of 32%. Costs incurred during the first half of 2000 reflected the development efforts associated with our Heartwave stress and EP systems. Both versions of the product were introduced to the market during the second half of 2000. Research and development costs during 2001 were primarily in support of the development of a new Microsoft Windows 2000® operating system for our CH 2000 stress test system distributed exclusively in the U.S. by Philips.

        Selling, general and administrative expenses were $5,701,802 in Fiscal 2001 compared to $5,508,596 in Fiscal 2000, an increase of 4%. We incurred increased costs associated with the recruitment and hiring of 7 additional direct sales representatives during Fiscal 2001.

        Interest income was $412,553 in Fiscal 2001 compared to $585,125 in Fiscal 2000, a decrease of 29%. This decrease resulted from a decline of $2.7 million of invested cash in Fiscal 2001 as compared to Fiscal 2000 and the decline in both short and long term interest rates during the last twelve month period. Interest expense was $13,244 in Fiscal 2001 compared to $12,056 in Fiscal 2000.

  Inflation and Income Taxes

        Inflation did not have a significant effect on our results of operations for any of the years in the three year period ended December 31, 2002.

        We have not recorded a provision for income taxes for the years 1998, 1999, 2000, 2001 and 2002 because we incurred net losses in each of such years. At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $41,600,000 and $32,800,000, respectively, as well as $1,147,000 of federal and $702,000 of state tax credit carryforwards, available to offset future taxable income and income tax liabilities, respectively. These carryforwards generally expire in the years 2003 through 2022 and may be subject to annual limitations as a result of changes in our ownership. There can be no assurance that changes in ownership in future periods or continuing losses will not significantly limit our use of net operating loss and tax credit carryforwards.

        We have generated taxable losses from operations since inception and, accordingly, have no taxable income available to offset the carryback of net operating losses. In addition, although our operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions, which cannot be reasonably assured including market acceptance of our products by customers. We have provided a full valuation allowance of approximately ($21,098,000) at December 31, 2002 for our deferred tax assets since, in our opinion, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

Quarterly Financial Results

        The following tables set forth a summary of our unaudited quarterly results of operations for 2002 and 2001. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (Unaudited)
	March 31, 2002	June 30, 2002	Sept 30, 2002	Dec 31, 2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$909	$1,051	$1,273	$1,074
Cost of goods sold	697	763	787	814

Gross profit (loss)	212	288	486	260

Costs and expenses:
Research and development	369	419	296	304
Selling, general and administrative	1,491	1,542	1,459	1,376

Total costs and expenses	1,860	1,961	1,755	1,680

Loss from operations	(1,648)	(1,673)	(1,269)	(1,420)
Interest income	39	30	22	13
Interest expense	(6)	(4)	(4)	(3)

Net loss	$(1,615)	$(1,647)	$(1,251)	$(1,410)

Net loss per share—basic and diluted	$(0.08)	$(0.08)	$(0.06)	$(0.07)

	Three Months Ended (Unaudited)
	March 31, 2001	June 30, 2001	Sept 30, 2001	Dec 31, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$678	$739	$837	$858
Cost of goods sold	514	597	659	661

Gross profit (loss)	164	142	178	197

Costs and expenses:
Research and development	564	461	354	466
Selling, general and administrative	1,498	1,488	1,361	1,355

Total costs and expenses	2,062	1,949	1,715	1,821

Loss from operations	(1,898)	(1,807)	(1,537)	(1,624)
Interest income	189	105	80	39
Interest expense	(4)	0	(4)	(5)

Net loss	$(1,713)	$(1,702)	$(1,461)	$(1,590)

Net loss per share—basic and diluted	$(0.10)	$(0.10)	$(0.09)	$(0.09)

	As a Percentage of Total Revenues Three Months Ended (Unaudited)
	March 31, 2002		June 30, 2002		Sept 30, 2002		Dec 31, 2002
Statement of Operations Data:
Revenue	100%		100%		100%		100%
Cost of goods sold	77%		73%		62%		76%

Gross profit (loss)	23%		27%		38%		24%

Costs and expenses:
Research and development	41%		40%		23%		28%
Selling, general and administrative	164%		147%		115%		128%

Total costs and expenses	205%		187%		138%		156%

Loss from operations	(181%	)	(159%	)	(100%	)	(132%	)
Interest income	4%		3%		2%		1%
Interest expense	(1%	)	0%		0%		0%

Net loss	(178%	)	(157%	)	(98%	)	(131%	)

	As a Percentage of Total Revenues Three Months Ended (Unaudited)
	March 31, 2001		June 30, 2001		Sept 30, 2001		Dec 31, 2001
Statement of Operations Data:
Revenue	100%		100%		100%		100%
Cost of goods sold	76%		81%		79%		77%

Gross profit (loss)	24%		19%		21%		23%

Costs and expenses:
Research and development	83%		62%		42%		54%
Selling, general and administrative	221%		201%		163%		158%

Total costs and expenses	304%		263%		205%		212%

Loss from operations	(280%	)	(244%	)	(184%	)	(189%	)
Interest income	28%		14%		9%		5%
Interest expense	(1%	)	0%		0%		(1%	)

Net loss	(253%	)	(230%	)	(175%	)	(185%	)

Liquidity and Capital Resources

        Cash, cash equivalents and marketable securities were $3,093,412 at December 31, 2002 compared to $8,738,340 at December 31, 2001, a decrease of $5,644,928. This decrease is consistent with our net loss for Fiscal 2002 net of proceeds of $275,968 from the exercise of previously issued warrants. Accounts receivable, net of allowance for doubtful accounts at December 31, 2002 increased $168,276, or 17%, reflecting increased sales at the end of Fiscal 2002 compared with Fiscal 2001. Inventory at December 31, 2002 remained unchanged from the previous year end levels. Prepaid expenses at December 31, 2002 increased $112,666, or 80%, reflecting the cost of prepaid marketing supplies. Fixed asset additions during the year totaled $131,597 representing primarily sales demonstration equipment.

        The report of our independent auditor on the financial statements for the period ended December 31, 2002 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. Our continued operations are dependent on our ability to complete additional equity or debt financings and generate profitable operations in the future. As the initial step along this path, in February 2003 we announced that we entered into a non-binding letter of intent with a leading medical technology company for a loan of $1 million. The loan would be convertible into shares of our common stock at the lender's discretion or payable at the end of 24 months. Under the terms of the non-binding letter of intent, funding of the loan is conditioned upon raising $2 million of additional funds from the sale of equity securities and completion of definitive agreements. If we are unable to secure this or other financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business.

        We received a Nasdaq Staff Determination dated March 18, 2003 indicating that Cambridge Heart has failed to regain compliance with the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(4). The notice stated that we are not eligible for an additional 180 day compliance period because we do not meet the initial inclusion requirements under Nasdaq Marketplace Rule 4310(c)(2)(A). The notice stated that our common stock would be delisted from The Nasdaq SmallCap Market at the opening of business on March 27, 2003. On March 25, 2003, we filed an appeal and requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and to present a plan to regain compliance for continued listing. The delisting of our common stock will be stayed until our appeal has been heard and the Panel has rendered its decision. Our hearing before the Nasdaq Listing Qualifications Panel is currently scheduled for May 1, 2003. There can be no assurance the Panel will grant our request for continued listing. If delisted, we would seek to have our common stock traded on the National Association of Securities Dealers' OTC Bulletin Board.

        In September 2002, we entered into a new one year Loan and Security Agreement for a $1,200,000 line of credit with Silicon Valley Bank, replacing the existing agreement which expired in July 2002. Under the terms of the new agreement, up to $300,000 is available as a term loan that matures over 24 months, for financing the purchase of eligible capital equipment. We cannot increase the balance of this loan after December 31, 2002. As of December 31, 2002 $141,926 was utilized for financing the acquisition of new capital equipment purchases. The remaining unused portion of the $1,200,000 facility is available to finance eligible customer receivable balances as defined in the agreement. All borrowings are subject to interest charges at a rate equal to the prime rate plus 2% per annum. The entire outstanding balance is secured by all of our tangible assets excluding intellectual property. The line of credit matures on September 25, 2003. We issued a warrant for the purchase of 21,053 shares of our common stock expiring September 26, 2007 with an exercise price of $2.28 per share as part of the agreement. The amount of the available balance utilized to finance capital equipment and accounts receivable at December 31, 2002 was $800,926.

        Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $50,000 of such minimum license maintenance fees subsequent to December 31, 2002. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements. As of December 31, 2002, we were in full compliance with all requirements of these agreements.

Contractual Obligations and Commercial Commitments

        Our major contractual obligations are included in the table below. There are no major commercial commitments as of December 31, 2002.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-Term Debt Obligations	$800,926	$729,963	$70,963	$—	$—
Capital Lease Obligations	$7,687	$2,103	$2,103	$2,103	$1,378
Operating Lease Obligations	$227,111	$188,789	$15,872	$14,762	$7,688
Purchase Obligations	$50,000	$10,000	$30,000	$10,000	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$—	$—	$—	$—	$—

Total	$1,085,724	$930,855	$118,938	$26,865	$9,066

Off-Balance Sheet Arrangements

        We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

        In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on our financial condition or results of operations. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002, and are reflected in Note 10 to our Financial Statements.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company is evaluating the impact of FIN 46 on its financial statements.

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

Risks Related to our Operations

In order to remain in business, we must obtain additional funding to meet our future capital needs in the near future. If we are unable to obtain such financing, we will be required to significantly cut back our operations, sell assets or license potentially valuable technologies to third parties or cease operations.

        The auditors report covering our audited financial statements for the period ended December 31, 2002 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. Our auditors noted that we continue to have operating losses and without the realization of additional capital, it would be unlikely that we will be able to continue our business as a going concern. In order to remain in business, we will require additional funding to support our operations in the near future. Additional funding may be unavailable on favorable terms, or not be available at all. If we are unable to obtain sufficient additional funding, we will have to significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties and cease operations. In addition, if we raise additional capital by issuing additional equity securities, our existing stockholders would suffer significant dilution.

We have not been able to fund our operations from cash generated by our business, and if we cannot meet our future capital requirements, we may not be able to continue as a going concern, develop or enhance our technology, take advantage of business opportunities and respond to competitive pressures.

        We have principally financed our operations over the past three years through the private placement of shares of our common stock. If we do not generate sufficient cash from our business to fund operations, or if we cannot obtain additional capital through equity or debt financings, we will be unable to continue as a going concern, to grow as planned and may not be able to take advantage of business opportunities, develop new technology or respond to competitive pressures. This could have a material adverse effect on the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

We have a history of net losses, we expect to continue to incur net losses and may not achieve or maintain profitability.

        We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through December 31, 2002. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

  •
  the extent to which our products gain market acceptance;

  •
  varying pricing promotions and volume discounts to customers;

  •
  competition; and

  •
  the availability and amount of third-party reimbursement.

Our common stock may be delisted from the Nasdaq SmallCap Market.

        We received a Nasdaq Staff Determination dated March 18, 2003 indicating that Cambridge Heart has failed to regain compliance with the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(4). The notice stated that we are not eligible for an additional 180 day compliance period because we do not meet the initial inclusion requirements under Nasdaq Marketplace Rule 4310(c)(2)(A). The notice stated that our common stock would be delisted from The Nasdaq SmallCap Market at the opening of business on March 27, 2003. On March 25, 2003, we filed an appeal and requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and to present a plan to regain compliance for continued listing. The delisting of our common stock will be stayed until our appeal has been heard and the Panel has rendered its decision. Our hearing before the Nasdaq Listing Qualifications Panel is currently scheduled for May 1, 2003. There can be no assurance the Panel will grant our request for continued listing. If delisted, we would seek to have our common stock traded on the National Association of Securities Dealers' OTC Bulletin Board. If our common stock is delisted from the Nasdaq SmallCap Market, it may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders and may restrict our ability to raise additional capital.

We depend on our Microvolt T-Wave Alternans technology for a significant portion of our revenues and if it does not achieve broad market acceptance, our growth will be limited.

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

The results of future clinical studies may not support the usefulness of our technology.

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

We may have difficulty responding to changing technology.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

        Competition from competitors' medical devices that diagnose cardiac disease is intense and likely to increase. Our success will depend on our ability to develop products and apply our technology and our ability to establish and maintain a market for our products. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, as well as with manufacturers of other invasive and non-invasive tests, including EP testing, electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. GE Medical Systems has introduced an analysis system it claims can measure t-wave alternans. They have received concurrence from the FDA of their 510(k) allowing them to distribute the product in the U.S. The FDA concurrence does not include approval of any claims regarding their measurement of t-wave alternans. Many of our competitors and prospective competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by Cambridge Heart. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

We obtain critical components and subassemblies for the manufacture of our products from a limited group of suppliers, and if our suppliers fail to meet our requirements, we may be unable to meet customer demand and our customer relationships would suffer.

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

We depend heavily on a third parties, to support the commercialization of our CH 2000 stress test system.

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

We may not be able to maintain adequate levels of third-party reimbursement.

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

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

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

We may not be able to obtain or maintain patent protection for our products.

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

Others could claim that we infringe their intellectual property rights.

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

We could become involved in litigation over intellectual property rights.

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

If we are not able to keep our trade secrets confidential, our technology and information may be used by others to compete against us.

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

        See note 2 Financial Statements for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at December 31, 2002 due to the short maturities of these instruments.

        We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

Item 8.    Financial Statements and Supplementary Data

CAMBRIDGE HEART, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Cambridge Heart, Inc.:

        In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of its cash flows present fairly, in all material respects, the financial position of Cambridge Heart, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 4, 2003

CAMBRIDGE HEART, INC.

BALANCE SHEET

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$2,162,304	$1,092,181
Marketable securities	6,576,036	2,001,231
Accounts receivable, net of allowance for doubtful accounts of $36,610 and $45,000 at December 31, 2001 and 2002, respectively	995,476	1,163,752
Inventory	673,666	667,889
Prepaid expenses and other current assets	141,268	253,934

Total current assets	10,548,750	5,178,987
Fixed assets, net	662,024	461,344
Other assets	688,775	548,379

	$11,899,549	$6,188,710

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$574,409	$703,948
Accrued expenses	657,079	519,741
Short term debt	648,322	803,029

Total current liabilities	1,879,810	2,026,718
Long term debt	101,481	5,584
Total liabilities	1,981,291	2,032,302
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred Stock, $0.001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2001 and 2002	—	—
Common Stock, $0.001 par value; 50,000,000 shares authorized; 19,266,751 and 19,503,340 shares issued and outstanding at December 31, 2001 and 2002, respectively	19,267	19,503
Additional paid-in capital	53,010,063	53,161,199
Accumulated deficit	(43,101,609)	(49,024,294)

	9,927,721	4,156,408
Less: deferred compensation	(9,463)	—

	9,918,258	4,156,408
	$11,899,549	$6,188,710

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
Revenue	$1,909,883	$3,112,037	$4,307,377
Cost of goods sold	1,879,246	2,430,646	3,061,521

Gross Profit	30,637	681,391	1,245,856
Costs and expenses:
Research and development	2,694,483	1,845,331	1,387,946
Selling general and administrative	5,508,596	5,701,802	5,867,795

Loss from operations	(8,172,442)	(6,865,742)	(6,009,885)
Interest income	585,125	412,553	104,253
Interest expense	(12,056)	(13,244)	(17,053)

Net loss	$(7,599,373)	$(6,466,433)	$(5,922,685)

Net loss per share—basic and diluted	$(0.50)	$(0.37)	$(0.30)

Weighted average shares outstanding—basic and diluted	15,331,565	17,340,789	19,450,062

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Par value	Additional paid-in capital	Accumulated deficit	Deferred compensation	Total stockholders' equity
Balance at December 31, 1999	13,921,357	$13,921	$39,120,605	$(29,035,803)	$(49,436)	$10,049,287
Issuance of common stock through exercise of stock options, and employee stock purchase plan	96,080	96	350,350			350,446
Compensation related to non-employee stock options granted			118,342			118,342
Amortization of deferred compensation			(7,655)		23,145	15,490
Sale of common stock through a private placement net of fees	3,035,160	3,036	9,745,021			9,748,057
Net loss				(7,599,373)		(7,599,373)

Balance at December 31, 2000	17,052,597	$17,053	$49,326,663	$(36,635,176)	$(26,291)	$12,682,249
Issuance of common stock through exercise of stock options, warrants and employee stock purchase plan	633,695	634	873,466			874,100
Compensation related to non-employee stock options granted			67,525			67,525
Amortization of deferred compensation			(3,208)		16,828	13,620
Sale of common stock through a private placement net of fees	1,580,459	1,580	2,745,617			2,747,197
Net loss				(6,466,433)		(6,466,433)

Balance at December 31, 2001	19,266,751	$19,267	$53,010,063	$(43,101,609)	$(9,463)	$9,918,258
Issuance of common stock through exercise of warrants and employee stock purchase plan	236,589	236	208,596			208,832
Compensation related to non-employee stock options granted			(57,460)			(57,460)
Amortization of deferred compensation					9,463	9,463
Net loss				(5,922,685)		(5,922,685)

Balance at December 31, 2002	19,503,340	$19,503	$53,161,199	$(49,024,294)	—	$4,156,408

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Year ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(7,599,373)	$(6,466,433)	$(5,922,685)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	595,487	617,886	575,413
Loss on disposal of fixed assets	18,398	—	2,004
Compensation expense on stock options	133,832	81,145	(47,997)
Changes in operating assets and liabilities:
Accounts receivable	(40,463)	(377,857)	(168,276)
Inventory	54,817	(267,570)	5,777
Prepaid expenses and other current assets	68,139	(69,210)	(112,666)
Other assets	(30,332)	(31,884)	(28,844)
Accounts payable and accrued expenses	(111,795)	145,687	(7,799)

Net cash used for operating activities	(6,911,290)	(6,368,236)	(5,705,073)

Cash flows from investing activities:
Purchases of fixed assets	(507,932)	(185,898)	(131,597)
Capitalization of software development costs	(400,586)	(326,910)	(75,900)
Purchases of marketable securities	(3,630,473)	—	—
Proceeds from the maturity of marketable securities	—	3,573,361	4,574,805
Net cash (used in) provided by investing activities	(4,538,991)	3,060,553	4,367,308

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,098,503	3,621,297	208,832
Proceeds from utilization of bank credit line	231	542,845	58,810

Net cash provided by financing activities	10,098,734	4,164,142	267,642

Net increase (decrease) in cash and cash equivalents	(1,351,547)	856,459	(1,070,123)
Cash and cash equivalents, beginning of year	2,657,392	1,305,845	2,162,304

Cash and cash equivalents, end of year	$1,305,845	$2,162,304	$1,092,181

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Cash Flow Information

        During 2000, 2001 and 2002 the Company paid $12,056, $13,244 and $17,053, respectively, in interest expense.

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

        The Company's financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations of $8,172,442, $6,865,742 and $6,009,885 for the fiscal years ended December 31, 2000, 2001 and 2002, respectively and recurring negative cash flow from operations of $6,911,290, $6,368,236 and $5,705,073 for the fiscal years ended December 31, 2000, 2001 and 2002, respectively. In addition, the Company has an accumulated deficit of $49,024,294 at December 31, 2002.

        The Company is evaluating various alternatives to generate additional cash. These alternatives include the sale of debt or equity securities, entering into strategic alliances, increasing sales volume and managing expenses. Specifically, the Company has a non-binding letter of intent with a leading medical technology company for a loan of $1 million. The loan would be convertible into shares of the Company's common stock at the lender's discretion or payable at the end of 24 months. Funding of the loan is conditioned upon raising $2 million of additional funds from the sale of equity securities and completion of definitive agreements. The Company anticipates that if it is unsuccessful in its efforts to raise additional capital resources, and it does not materially alter the present rate at which it utilizes these resources, then the Company expects it will have sufficient capital resources to satisfy its capital requirements through the second quarter of Fiscal 2003. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

        Significant accounting policies followed by the Company are as follows:

  Cash Equivalents and Marketable Securities

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable Securities consist of money market accounts, short-term securities of state government agencies, and short-term corporate bonds and commercial paper of companies with strong credit ratings and in diversified industries. The short-term securities of state government agencies are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The short-term corporate bonds and short-term securities of state government agencies with maturities greater than three months from date of purchase, totaling $6,576,036 and $2,001,231 at December 31, 2001 and 2002, respectively, are classified as held to maturity, and mature within one year. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $1,586,246 and $195,116 at December 31, 2001 and 2002, respectively, are classified as cash equivalents.

All of these investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

  Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values at December 31, 2001 and 2002.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method.

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

  Revenue Recognition

        Revenue from the sale of product to all of the Company's customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company's obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Revenue from maintenance contracts and license agreements is recorded over the term of the underlying agreement. Payments of $15,490 at December 31, 2002 ($34,088 at December 31, 2001) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

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

        The Company amortizes software development costs on a straight-line basis over the estimated economic life of the product generally 3 years. The Company evaluates these costs for impairment at each balance sheet date by comparing the net realizable value of the product containing the software to the unamortized capitalized costs of that software. The amount by which the unamortized capitalized cost of the software exceeds the net realizable value of the software is written off. The net realizable value is determined as the estimated future gross revenues from that product containing the software reduced by the estimated future costs of completing and disposing of that product.

        Costs capitalized at December 31, 2002, which are included in other assets in the accompanying balance sheet, were $411,000 ($620,000 at December 31, 2001), net of $1,070,000 of accumulated amortization ($786,000 at December 31, 2001).

  Licensing Fees and Patent Costs

        The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized at December 31, 2002 was $129,000 compared to $61,000 at December 31, 2001, which is included in other assets in the accompanying balance sheet.

  Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2002, the Company has four stock-based compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Year ended December 31,
	2000	2001	2002
Net loss:
As reported	$7,599,373	$6,466,433	$5,922,685
Stock-based compensation expense included in reported net loss	$(133,832)	$(81,145)	$47,997
Total stock-based compensation under the fair-value-based method for all awards	$403,705	$908,337	$697,240

Pro forma	$7,869,246	$7,293,625	$6,667,922
Net loss per share:
As reported—basic and diluted	$0.50	$0.37	$0.30
Pro forma—basic and diluted	$0.51	$0.42	$0.34

  Use of Estimates

        The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to incentive compensation, product returns, bad debts allowances, inventory valuation, investments valuation, intangible assets, income taxes, financing operations, warranty obligations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Net Loss Per Share

        Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Options to purchase 1,979,250, 2,954,000 and 3,196,200 shares of common stock and warrants for the purchase of 1,455,345, 1,548,326 and 1,370,400 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

  Comprehensive Income

        Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 2002, 2001 and 2000, the Company had no other comprehensive income.

  New Accounting Pronouncements

        In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on the Company's financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions in the first quarter of 2003 to have a significant impact on its financial condition or results of operations. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002, and are reflected in Note 10.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We expect to adopt the disclosure portion of this statement for the quarter ending March 31, 2003. The application of this standard will have no impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as applies to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company is evaluating the impact of FIN 46 on it financial statements.

3. Fixed Assets

        Fixed assets consist of the following:

	Estimated useful lives (years)	December 31,
		2001	2002
Computer equipment	3-5	$623,816	$634,777
Manufacturing equipment	5	409,745	418,158
Office furniture	7	85,552	87,028
Sales demonstration and clinical equipment	3	903,751	1,008,972

		2,022,864	2,148,935
Less—accumulated depreciation		1,360,840	1,687,591

		$662,024	$461,344

4. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2001	2002
Accrued employee compensation	$325,734	$212,316
Accrued clinical trial costs	78,400	23,900
Accrued professional fees	44,700	54,755
Accrued other	208,245	228,770

	$657,079	$519,741

5. Line of Credit

        The Company has a working capital line which provides a borrowing base of 80% of eligible accounts receivable as defined in the Security and Loan agreement, up to a maximum borrowing of $1,200,000, payable on demand. Under the terms of the Security and Loan agreement, up to $300,000 is available as a term loan, amortized over 24 months commencing January 1, 2002, for financing the purchase of eligible capital equipment, including computer hardware and manufacturing molds and tooling as defined in the agreement, through December 31, 2002. The remaining unused portion of the $1,200,000 facility is available to finance eligible customer receivable balances as defined in the agreement. Interest is payable in arrears at the bank's prime rate plus 2% (6.25% at December 31, 2002). The entire outstanding balance is collateralized by all of our tangible assets excluding intellectual property. The Company issued a warrant for the purchase of 21,053 shares of our common stock expiring September 26, 2007 with an exercise price of $2.28 per share as part of the agreement the value of which is immaterial. The Security and Loan agreement is scheduled to expire on

September 25, 2003. The amount outstanding on the line of credit at December 31, 2002 is $800,926. The Company has incurred interest expense of $17,053 in 2002.

6. Stockholders' Equity

  Preferred Stock

        The Company's Board of Directors has authorized 2,000,000 shares of the Company's $0.001 par value preferred stock. The preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights, which may be more expansive than the rights of the holders of the common stock.

  Common Stock

        The Company's Board of Directors has authorized 50,000,000 shares of the Company's $0.001 par value common stock. At December 31, 2002, the Company has 19,503,340 shares outstanding.

  Warrants

        During 2001, the Company had entered into agreements with holders of previously issued warrants for the purchase of 737,832 shares of common stock. Pursuant to these agreements, the exercise price per share of each warrant was reduced to $1.50 in exchange for a shortened exercise period and the requirement that the warrants be exercised for cash. Of these amended warrants, warrants for the purchase of 183,629 and 539,203 shares of common stock were exercised in 2002 and 2001, respectively. These warrants were originally granted in connection with the sale of the Company's common stock, and as such, any value associated with these warrants was accounted for entirely within the equity section of the financial statements at the time of sale and all cash received for the sale of the Company's common stock and these warrants in excess of their par value was recorded as additional paid-in-capital at the time of sale. Therefore, all adjustments resulting from the repricing and subsequent exercise of these warrants during 2001 and 2002, was recorded as additional paid-in-capital. There were no warrants with amended terms outstanding at December 31, 2002.

        A roll-forward of outstanding warrants for the Company for the years ended December 31, 2000, 2001 and 2002 are summarized as follows:

	December 31, 2000		December 31, 2001		December 31, 2002
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	504,651	$3.62	1,455,345	$3.63	1,548,326	$2.76
Issued	1,111,273	3.50	1,387,516	2.13	21,053	2.28
Exercised	(74,867)	3.94	(539,203)	1.68	(183,629)	1.50
Canceled	(85,712)	3.50	(755,332)	3.87	(15,350)	1.50

Outstanding at end of year	1,455,345	$3.63	1,548,326	$2.76	1,370,400	$2.94

        Total warrants outstanding at December 31, 2002 by expiration date were as follows:

	Number of Shares	Exercise Price Per Share	Expiration Date
Common stock	66,667	$3.710	June 9, 2003
Common stock	76,414	$3.500	October 6, 2004
Common stock	11,582	$4.200	December 9, 2004
Common stock	562,500	$3.500	September 14, 2005
Common stock	632,184	$2.280	December 21, 2006
Common stock	21,053	$2.280	September 26, 2007

7. Stock Plans

  2001 Stock Incentive Plan

        During 2001, the Board of Directors authorized the 2001 Stock Incentive Plan providing for the issuance of up to 1,700,000 shares of the Company's common stock to eligible employees, officers, directors, consultants and advisors. The total number of shares of common stock that may be issued pursuant to the exercise of options granted under the 2001 Plan are 1,288,700. Of this amount 503,488 are exercisable at December 31, 2002. Under the terms of the plan, incentive stock options may not be granted at less than fair market value of the Company's common stock at the date of the grant and for a term not to exceed ten years.

        All options granted during 2000, 2001 and 2002 have exercise prices equal to the fair market value of the common stock at the date of grant. Transactions under all of the Company's stock option plans during the years ended December 31, 2000, 2001 and 2002 are summarized as follows:

	December 31, 2000		December 31, 2001		December 31, 2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,705,450	$3.53	1,979,250	$2.79	2,954,000	$2.63
Granted	552,500	3.18	1,140,000	2.45	403,950	1.23
Exercised	(6,250)	1.68	(60,000)	0.20	—	—
Canceled	(272,450)	5.57	(105,250)	4.52	(161,750)	3.09

Outstanding at end of year	1,979,250	$2.79	2,954,000	$2.63	3,196,200	$2.43

Exercisable at end of year	971,725	$2.27	1,434,067	$2.49	2,060,897	$2.52

Weighted average fair value of options granted during the year		$1.27		$0.45		$0.43

7. Stock Plans (Continued)

        The following table summarizes information about stock options outstanding under all of the Company's stock option plans at December 31, 2002:

Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Weighed Average Exercise Price of Options Exercisable
$.020-$1.00	716,587	4.02	$0.47	554,712	$0.39
$1.01-$2.50	513,913	7.17	$1.73	239,933	$1.99
$2.51-$4.00	1,645,200	7.50	$2.75	936,752	$2.80
$4.01-$9.38	320,500	6.48	$6.30	329,500	$5.73

	3,196,200	6.57	$2.43	2,060,897	$2.52

        At December 31, 2002, 3,196,200 shares of common stock were reserved for issuance upon exercise of the options issued under the Company's stock option plans and there are 371,300 options available for future grant. Outstanding options generally vest on a pro rata basis over a period of three to five years.

        The Company has recorded compensation expense (benefit) related to options granted to non-employee consultants for services rendered, totaling $118,342 in 2000, $67,525 in 2001, and $(57,460) in 2002, based on the market price of our common stock.

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

        In June 2002, the Stockholders voted to increase the number of shares authorized under the plan to 300,000 shares.

        The Company issued 14,961, 34,200 and 52,960 shares of common stock at an average price of $3.01, $1.56 and $0.80 during 2000, 2001 and 2002 respectively. At December 31, 2002, the Company had 160,290 shares of common stock reserved for issuance under the Purchase Plan.

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

	Year ended December 31,
	2000	2001	2002
Net loss:
As reported	$7,599,373	$6,466,433	$5,922,685
Pro forma	$7,869,246	$7,293,625	$6,667,922
Net loss per share:
As reported—basic and diluted	$0.50	$0.37	$0.30
Pro forma—basic and diluted	$0.51	$0.42	$0.34

        The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 2001 and 2002, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 0%-50%, 50%, and 50%; (iii) risk free interest rates of 4.58%, 4.56% and 3.82%; and (iv) expected option terms of 4 years for 2000, 2001 and 2002. SFAS 123 requires that volatility be considered in the calculation of the fair value of an option grant only for grants made when an entity has publicly traded securities or has filed a registration statement to do so. Accordingly, a volatility of 0% was utilized for options granted by the Company prior to the initial filing of its Registration Statement on Form S-1 in 1996.

        The above pro forma disclosures reflect options granted during 2000, 2001 and 2002 only. Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not necessarily representative of the pro forma effects of reported net income (loss) for future years.

8. Income Taxes

        The income tax benefit consists of the following:

	Year ended December 31,
	2000	2001	2002
Income tax benefit:
Federal	$2,375,768	$2,324,271	$2,179,333
State	470,107	387,456	(45,865)

	2,845,875	2,711,727	2,133,468
Deferred tax asset valuation allowance	(2,845,875)	(2,711,727)	(2,133,468)

	$—	$—	$—

        Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2000	2001	2002
Net operating loss carryforwards	$15,049,459	$14,313,684	$16,201,442
Research and development tax credit carryforwards	1,525,425	1,465,918	1,609,747
Capitalized research and development	—	3,430,042	3,518,767
Other	77,403	187,893	113,731

Gross deferred tax assets	16,652,287	19,397,537	21,443,687
Capitalized software	(158,893)	(331,305)	(249,497)
Fixed assets	(14,829)	(63,695)	(71,774)
Patent costs	(23,723)	(38,017)	(24,428)

Net deferred tax assets	16,454,842	18,964,520	21,097,988
Deferred tax asset valuation allowance	(16,454,842)	(18,964,520)	(21,097,988)
	$—	$—	$—

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

        Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

	Year ended December 31,
	2000	2001	2002
Statutory U.S. federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(6.2)	(6.0)	(6.2)
Non-deductible expenses	1.5	0.7	0.2
Federal research and development credits	(.6)	(2.2)	(1.3)
Other	(1.6)	0.5	6.3
Valuation allowance on deferred tax assets	37.5	42.0	36.0

	—%	—%	—%

        As of December 31, 2002, the Company has approximately $41,600,000 federal and $32,800,000 state net operating loss carryforwards and $1,147,000 and $702,000 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2003 to 2022.

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

9. Savings Plan

        In January 1995, Cambridge Heart adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 2000, 2001 or 2002.

10. Commitments

  Guarantor Arrangements

        As permitted under Delaware law, the Company's Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and Directors for certain claims asserted against them in connection with their service as an officer or Director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party's involvement with the Company but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of December 31, 2002.

10. Commitments (Continued)

        The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that limits its exposure. Based on the Company's historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2002.

        The Company warrants all of our non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on the Company's actual return and repair cost experience. The Company has $40,260 of accrued warranties at December 31, 2002.

  Operating Leases

        The Company has various non-cancelable operating leases for office space and equipment which expire through 2006. Certain of these leases provide the Company with various renewal options. Total rent expense under all operating leases was approximately $231,043, $226,441 and $198,150 for the years ended December 31, 2000, 2001 and 2002, respectively.

        At December 31, 2002, future minimum rental payments under the non-cancelable leases are as follows:

2003	$188,789
2004	15,872
2005	14,762
2006	7,688

  License Maintenance Fees

        Under the terms of certain license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $50,000 of such minimum license maintenance fees subsequent to December 31, 2002 as the technology is used. License maintenance fees paid during 2000 and 2001 amounted to $40,000 and $30,000, respectively, in each year. License maintenance paid during 2002 totaled $20,000. The future minimum license maintenance fee commitments at December 31, 2002 are approximately as follows:

2003	$10,000
2004	10,000
2005	10,000
2006	10,000
2007	10,000

$50,000

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

11. Related Party Transactions, Including Royalty Obligations

  License Agreement/Consulting and Technology Agreement

        The Company is party to a consulting and technology agreement with a member of the Company's Board of Directors. This individual is also Chairman of the Company's Scientific Advisory Board. This agreement, which is renewable each year, required the Company to pay a consulting fees of $217,494, $135,329 and $135,000 during Fiscal 2000, 2001 and 2002, respectively, which are included in research and development expense in the accompanying statement of operations. The agreement also requires that the Company pay a royalty of 1% of net sales of products developed from certain technologies developed by this individual. If the Company chooses to sublicense these products to an unrelated third party, the royalty will be based on 7% of the gross revenue received from the unrelated third party for products developed from the technology. The agreement also included the Company to grant stock options to this individual to purchase 45,000 shares of its common stock vesting annually over a 3 year period and granted an additional option to purchase 20,000 shares vesting annually over a 4 year period in Fiscal 2000 and 35,000 shares vesting annually over a 4 year period during Fiscal 2001.

        Operations through December 31, 2002 did not result in the recognition of any material royalty expense in connection with these agreements.

12. Major Customers, Export Sales and Concentration of Credit Risk

        As of December 31, 2000, three customers accounted for 20%, 13%, and 11% of total revenues and 4%, 23% and 19% of the account receivable balance as of December 31, 2000, respectively. At December 31, 2001, three customers accounted for 27%, 15%, and 10% of total revenues and 45%, 6% and 14% of the account receivable balance, respectively. At December 31, 2002, one customer accounted for 19% of total revenues and 29% of the accounts receivable balance. During the years ended December 31, 2000, 2001 and 2002, export sales accounted for 40%, 30% and 19% of the total revenues, respectively. Company policy does not require collateral on accounts receivable balances.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof, and the remainder is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2003 (the "2003 Proxy Statement") under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11.    Executive Compensation

        The response to this item is contained in the 2003 Proxy Statement under the captions "Compensation of Directors," "Executive Compensation," and "Severance and Other Agreements," and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The response to this item is contained in the 2003 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Executive Officers—Securities Authorized for Issuance under Equity Compensation Plans" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The response to this item is contained in the 2003 Proxy Statement under the caption "Transactions with Directors," and is incorporated herein by reference.

Item 14.    Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)
Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significnatly affect these controls subsequent to the date of their most recent evaluations.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  1. Financial Statements

        Our financial statements listed in the Index to Financial Statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

  (a)
  2. Financial Statement Schedules

        All applicable information is readily determinable from the notes to our financial statements.

  (a)
  3. Listing of Exhibits

Exhibit No.	Description
(1)3.1	Restated Certificate of Incorporation of the Registrant.
(8)3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant.
(1)3.3	By-Laws of the Registrant, as amended.
(1)4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.
(9)4.2	Antidilution Agreement by and between the Registrant and Silicon Valley Bank, dated September 26, 2002.
(9)4.3	Warrant to Purchase Stock issued to Silicon Valley Bank on September 26, 2002.
(1)10.1#	1993 Incentive and Non-Qualified Stock Option Plan, as amended.
(1)10.2#	1996 Equity Incentive Plan, as amended.
(1)10.3#	1996 Employee Stock Purchase Plan.
(1)10.4#	1996 Director Stock Option Plan.
(8)10.5#	2001 Stock Incentive Plan.
(1)10.6#	Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993.
(1)10.7#	License Agreement By and Between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993.
(1)10.8	License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of "Assessing Myocardial Electrical Stability".
10.9#	Agreement to Extend the Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated January 28, 2003.
(3)10.10	First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of "Assessing Myocardial Electrical Stability".
(8)10.11	OEM Purchase Agreement by and between the Registrant and Agilent Technologies, Inc. dated March 16, 2001.
(9)10.12	OEM Purchase Agreement Addendum by and between the Registrant and Philips Medical Systems dated October 5, 2001.
(3)10.13	Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd.
(4)10.14	Registration Rights Agreement among the Registrant, The Tail Wind Fund Ltd., Special Situations Private Equity Fund, L.P., Special Situations Fund III, L.P. and Geoffrey H. Galley dated June 8, 1999.
(5)10.15#	Severance Agreement dated November 18, 1999 between the Registrant and Robert Palardy.
(5)10.16#	Severance Agreement dated November 18, 1999 between the Registrant and Eric Dufford.
(5)10.17#	Severance Agreement dated November 18, 1999 between the Registrant and James Sheppard.
(8)10.18#	Severance Agreement dated November 18, 1999 between the Registrant and Kevin Librett.
(6)10.19	Distribution and License Agreement dated May 10, 2000 between the Registrant and Spacelabs Medical, Inc.
(7)10.20	Sensor Usage Agreement Remarketing Agreement dated September 8, 2000 between Registrant and Americorp Financial, Inc.

(7)10.21#	Severance Agreement dated September 27, 2000 between the Registrant and David Chazanovitz.
(8)10.22	Lease Agreement By and Between the Registrant and R.W. Connelly, dated June 5, 2000.
(8)10.23	Securities Purchase Agreement among the Registrant and The Tail Wind Fund, Ltd. and Robert P. Khederian dated December 21, 2001.
(8)10.24	Registration Rights Agreement among the Registrant and The Tail Wind Fund, Ltd. and Robert P. Khederian dated December 21, 2001.
(9)10.25	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated September 26, 2002.
(9)10.26	Consulting Agreement by and between Registrant and Adams, Harkness and Hill, dated September 10, 2002.
10.27#	Severance Agreement dated January 30, 2003 between the Registrant and Robert LaRoche.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(8)
Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2001.

(9)
Incorporated herein by reference to the Registrant's Form 10-Q, as amended, for the quarter ended September 30, 2002.

#
Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

(b)
Current Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 15, 2002 reporting under Item 5 the issuance of a press release on November 15, 2002 announcing that our request to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market had been approved, effective at the opening of business on Tuesday, November 19, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

CAMBRIDGE HEART, INC.
By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ ROBERT B. PALARDY Robert B. Palardy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003
/s/ DANIEL M. MULVENA Daniel M. Mulvena	Chairman of the Board of Directors	March 31, 2003
/s/ RICHARD J. COHEN Richard J. Cohen	Director	March 31, 2003
/s/ ROBERT P. KHEDERIAN Robert P. Khederian	Director	March 31, 2003
/s/ JEFFREY J. LANGAN Jeffrey J. Langan	Director	March 31, 2003

CERTIFICATIONS

        I, David A. Chazanovitz, certify that:

1.
I have reviewed this annual report on Form 10-K of Cambridge Heart, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President and CEO

        I, Robert B. Palardy, certify that:

1.
I have reviewed this annual report on Form 10-K of Cambridge Heart, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ ROBERT B. PALARDY Robert B. Palardy Vice President, Finance and Administration and CFO

QuickLinks

PART I
PART II
Risks Related to our Operations
Risks Related to the Market for Cardiac Diagnostic Equipment
CAMBRIDGE HEART, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
CAMBRIDGE HEART, INC. BALANCE SHEET
CAMBRIDGE HEART, INC. STATEMENT OF OPERATIONS
CAMBRIDGE HEART, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CAMBRIDGE HEART, INC. STATEMENT OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CAMBRIDGE HEART, INC. NOTES TO FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
CERTIFICATIONS