Form 10-K/A
period 2002-12-31
CAMBRIDGE HEART INC
filed 2003-04-30
CIK 913443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        The aggregate market value of voting common stock held by non-affiliates of the registrant was $16,930,145 based on the last reported sale price of the common stock on the Nasdaq SmallCap Market on June 30, 2002.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,516,299 shares of $0.001 par value common stock as of April 21, 2003.

Documents incorporated by reference: None

Explanatory Note

        This Form 10-K/A is being filed for the purpose of including the information required by Items 10, 11, 12, and 13 of Part III of Form 10-K. Defined terms used but not defined in this Form 10-K/A shall have the meanings given them in the Form 10-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The response to this item is contained in part under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of the Form 10-K, and is incorporated herein by reference.

        Set forth below is the name and age of each director and the positions and offices held by him with the Company, his principal occupation and business experience during the past five years, the names of other publicly held companies of which he serves as a director and the year of the commencement of his term as a director of the Company.

ROBERT P. KHEDERIAN	Director since 2002
Age: 50

        Mr. Khederian was elected to the Board of Directors in March 2002. Mr. Khederian is the Chairman of Belmont Capital, a venture capital firm he founded in 1996. From 1984 through 1996, Mr. Khederian served as Chairman of Medical Specialties Group, Inc., a nationwide distributor of medical products which Mr. Khederian founded. Mr. Khederian has been the Managing Partner of Provident Capital Partners, LLC, an investment banking firm, since May 1998. Mr. Khederian is also a director of Inverness Medical Innovations, Inc.

DAVID A. CHAZANOVITZ	Director since 2000
Age: 52

        Mr. Chazanovitz has been the Chief Executive Officer of the Company since February 2001 and the President and Chief Operating Officer and a Director of the Company since October 2000. From July 1998 to September 2000, Mr. Chazanovitz served as the President of the Neurosciences Division of NMT Medical Inc., a medical device firm. From June 1996 to July 1998, Mr. Chazanovitz served as the President of the Septal Repair Division of NMT, following the merger of Innerventions, Inc. with NMT. Mr. Chazanovitz was a founder in 1995 of Innerventions, a developer of septal repair devices. Mr. Chazanovitz also previously served as the President of several divisions of C.R. Bard, Inc., a medical products and services firm, including Bard Ventures, Bard Electrophysiology and USCI Angiography. Mr. Chazanovitz holds a B.S. in Biology from City College of New York and an M.B.A. in Marketing from Long Island University.

RICHARD J. COHEN, M.D., Ph.D.	Director since 1993
Age: 52

        Dr. Cohen, the scientific founder of the Company, has been a consultant to the Company since February 1993. Dr. Cohen is the Whitaker Professor of Biomedical Engineering at the Massachusetts Institute of Technology in the Harvard-MIT Division of Health Sciences and Technology, where he has been on the faculty since 1979. Dr. Cohen is also on the staff of the Brigham and Women's Hospital in Boston. From 1985 to 1995, Dr. Cohen was the Director of the Harvard-MIT Center for Biomedical Engineering located at The Massachusetts Institute of Technology, and he is currently the Leader of the Cardiovascular Alterations Team of the National Space Biomedical Research Institute. Dr. Cohen has authored over 200 published research articles and 18 issued United States patents. Dr. Cohen holds A.B. and M.D. degrees from Harvard University and a Ph.D. in Physics from The Massachusetts Institute of Technology.

JEFFREY J. LANGAN	Director since 1999
Age: 58

        Mr. Langan has been an independent consultant with Maine Point Associates since July 1999. From January 2001 to January 2002, Mr. Langan served as President and Chief Executive Officer of Nexigent Inc., a firm that provides internet-based services for pharmaceutical clinical trials. From November 1997 to July 1999, Mr. Langan served as President and Chief Executive Officer of Idexx Laboratories, Inc., a veterinary diagnostic and software firm, and, from April 1996 to November 1997, as President and Chief Executive Officer of Thermedics Detection, Inc., which produces measurement and detection systems. Mr. Langan was also General Manager of the Healthcare Information Management Division and General Manager of the Clinical Systems Business Unit for Hewlett-Packard Medical Systems from May 1989 to April 1996. Mr. Langan holds a B.S. in Mechanical Engineering from Villanova University, an M.S. in Engineering Mechanics from Rensselaer Polytechnic Institute and an M.B.A from the Harvard University Graduate School of Business Administration.

DANIEL M. MULVENA	Director since 1999
Age: 54

        Mr. Mulvena has served as Chairman of the Board of Directors since March 2002. Mr. Mulvena is a founding partner of Commodore Associates, a consulting firm for medical device and services companies, of which he has served as a partner since May 1995. From February 1992 to May 1995, Mr. Mulvena served as Group Vice President, Cardiology, Boston Scientific Corporation, a medical device firm. From 1989 to 1991, Mr. Mulvena served as Chairman and Chief Executive Officer of Lithox Systems, Inc. Prior to joining Lithox Systems, Mr. Mulvena was President of the Cardiosurgery division of C.R. Bard. Mr. Mulvena holds a B.A. from Vanderbilt University. Mr. Mulvena is also a director of Magna-Lab, Inc., Zoll Medical Corp. and Thoratec Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock ("Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of copies of reports filed by the Reporting Persons furnished to the Company, or written representations from Reporting Persons, the Company believes that during Fiscal 2002 the Reporting Persons complied with all Section 16(a) filing requirements, other than a late filing by Mr. Khederian of an Initial Statement of Beneficial Ownership of Securities following his election to the Board in March.

Item 11.    Executive Compensation

Compensation of Directors

        The Company's non-employee directors receive a fee of $2,500 per meeting of the Board of Directors and $350 per committee meeting. All non-employee directors receive reasonable travel and out-of-pocket expenses for attendance at meetings of the Board of Directors. Non-employee directors are also eligible to receive stock options under the 2001 Stock Incentive Plan and the 1996 Director Stock Option Plan (the "Director Plan"). See "Director Option Plan." During Fiscal 2002, Mr. Mulvena received $13,000 additional compensation for his services as Chairman of the Board of Directors.

Director Option Plan

        The Director Plan was adopted by the Board of Directors in May 1996, was approved by the stockholders in June 1996, and became effective on August 7, 1996. Under the terms of the Director Plan, options (the "Director Options") to purchase 10,000 shares of Common Stock will be granted to each person who becomes a non-employee director and who is not otherwise affiliated with the Company, effective as of the date of initial election to the Board of Directors. The Director Options will vest in equal annual installments over three years after the date of grant. Director Options will become immediately exercisable upon the occurrence of a change in control (as defined in the Director Plan). A total of 100,000 shares of Common Stock may be issued upon the exercise of stock options granted under the Director Plan. The exercise price of options granted under the Director Plan will equal the closing price of the Common Stock on the Nasdaq SmallCap Market on the date of grant.

Compensation of Executive Officers

  Summary Compensation

        The following table sets forth certain information with respect to the compensation, for the last three fiscal years, of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers who were serving as executive officers on December 31, 2002 (the "Named Executive Officers").

Summary Compensation Table

Long-Term Compensation Awards(2)
Annual Compensation(1)
Name and Principal Position				Securities Underlying Options		All Other Compensation
	Year	Salary	Bonus
David A. Chazanovitz President and Chief Executive Officer	2002 2001 2000	$225,723 215,000 41,622	$62,475 78,411 50,000	— 837,000 100,000	(3) (3)	$ $ $	810 810 820	(4) (4) (4)
Eric Dufford Former Vice President, Sales and Secretary(5)	2002 2001 2000	$180,865 171,350 166,841	$12,028 16,038 15,000	45,000 20,000 20,000
Robert B. Palardy Vice President, Finance and Administration, Chief Financial Officer and Secretary	2002 2001 2000	$155,062 148,000 143,509	$15,350 18,504 10,000	37,500 20,000 20,000
Kevin S. Librett Vice President, Research and Development	2002 2001 2000	$150,000 150,048 136,979	$13,050 12,000 12,000	36,250 20,000 80,000
James W. Sheppard Vice President, Operations	2002 2001 2000	$145,043 137,500 134,774	$13,825 10,718 7,500	20,000 20,000 20,000

(1)
Perquisites for the Named Executive Officers listed in the table did not exceed the lesser of $50,000 or 10% of total salary and bonus for the respective fiscal years and accordingly have been omitted in accordance with the rules of the Commission.

(2)
The Company does not have a long-term compensation plan that includes long-term incentive payouts. No stock appreciation rights ("SARs") have been granted to or are held by any of the Named Executive Officers.

(3)
An option for 752,000 shares under the 2001 Stock Incentive Plan was granted on May 31, 2001 to replace an option for the same number of shares originally granted in October 2000 that was not granted under any of the Company's stock option plans. The option for the purchase of 752,000 shares granted in October 2000 was cancelled in May, 2001 without being exercised. The new option has the same exercise price and vesting schedule as the original grant.

(4)
Represents term life insurance premiums paid by the Company.

(5)
Mr. Dufford left the employment of the Company effective March 2003.

        Option Grant Table.    The following table sets forth certain information regarding options granted during Fiscal 2002 by the Company to the Named Executive Officers. The Company granted no SARs in Fiscal 2002.

Option Grants In Last Fiscal Year

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted(1)		Percent of Total Options Granted to Employees in Fiscal Year
Name				Exercise or Base Price Per Share	Expiration Date
						5%	10%
David A. Chazanovitz	—		—	—	—	—	—
Eric Dufford	45,000	(3)	16%	$0.93	7/19/2012	$26,319	$66,698
Robert B. Palardy	37,500	(3)	13%	$0.93	7/19/2012	$21,202	$53,729
Kevin S. Librett	36,250	(3)	13%	$0.93	7/19/2012	$21,933	$55,582
James W. Sheppard	20,000	(3)	7%	$0.62	8/29/2012	$7,798	$19,762

(1)
The securities underlying the options are shares of Common Stock.

(2)
Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. This table does not take into account actual appreciation in the price of the Common Stock to date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. The gains shown are net of the option exercise price, but do not reflect taxes or other expenses associated with the exercise.

(3)
All of these options were granted at the fair market value of the Company's Common Stock on the date of grant. The options vest in equal installments over four years after the date of grant.

        Year End Option Table.    The following table sets forth certain information regarding stock options exercised during Fiscal 2002 and held as of December 31, 2002 by the Named Executive Officers. The Company granted no SARs during Fiscal 2002.

Aggregated Option Exercises In Last Fiscal Year And
Fiscal Year-End Option Values

			Number of Shares Underlying Unexercised Options at Fiscal Year-End	Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Shares Acquired on Exercise	Value Realized($)
			Exercisable(#)/Unexercisable(#)	Exercisable($)/Unexercisable($)
David A. Chazanovitz	—	—	447,250/489,750	0/0
Eric Dufford	—	—	157,500/57,500	0/0
Robert B. Palardy	—	—	127,500/50,000	0/0
Kevin S. Librett	—	—	144,375/59,375	0/0
James W. Sheppard	—	—	78,750/66,250	0/0

(1)
Value based on last reported sale price of the Common Stock at the fiscal year end ($0.54 per share) less the exercise price.

Employment and Severance Agreements

        Upon joining the Company, Mr. Chazanovitz was awarded a base annual salary of $215,000 subject to annual merit increases approved by the Board of Directors. Mr. Chazanovitz is eligible to receive an annual bonus of up to 50% of base salary based on the achievement of objectives determined annually by the Board of Directors. In October 2000, Mr. Chazanovitz was granted an option under the 1996 Equity Incentive Plan to purchase 100,000 shares of Common Stock at $2.688 per share, the closing price of the Common Stock on the Nasdaq National Market on the date of grant. This option vests in equal annual installments over four years after the date of grant and is intended to qualify as an incentive stock option under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). At the same time, Mr. Chazanovitz was granted an option to purchase 752,000 shares of Common Stock at $2.688 per share. This option, which vests in equal annual installments over four years after the date of grant, was not granted under any of the Company's stock option plans. Following approval of the 2001 Stock Incentive Plan by the Company's stockholders, the Board canceled and replaced Mr. Chazanovitz's option to purchase 752,000 shares with a new option to purchase 752,000 shares under the 2001 Stock Incentive Plan with the same exercise price and vesting schedule as the original option. If his employment is terminated by the Company without cause, Mr. Chazanovitz will be entitled to receive severance compensation in an amount equal to twelve months base salary. In the event of a change in control (as defined in the severance agreement) that does not result in termination of Mr. Chazanovitz's employment, 50% of all Mr. Chazanovitz's unvested options which are then outstanding will become immediately exercisable. In the event of a change in control resulting in the termination of Mr. Chazanovitz's employment, all of Mr. Chazanovitz's unvested options which are then outstanding will become immediately exercisable.

        The Company is a party to severance agreements with Mr. Dufford, Mr. Librett, Mr. Palardy and Mr. Sheppard. Under these agreements, if the executive officer's employment is terminated by the Company without cause, the officer will be entitled to receive severance compensation in an amount equal to six months base salary. In the event of a change in control (as defined in the severance agreement) that does not result in termination of the officer's employment, 50% of all the officer's unvested options which are then outstanding will become immediately exercisable. In the event of a change in control resulting in the termination of the executive's employment, all of the executive's unvested options which are then outstanding will become immediately exercisable.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Company's Board of Directors consists of Robert P. Khederian, Jeffrey J. Langan and Daniel M. Mulvena. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a member of the Compensation Committee or director of the Company. During Fiscal 2002, Mr. Langan earned $22,500 from the Company as compensation for consulting services which were in addition to his service on the Board of Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to the beneficial ownership of Common Stock by (i) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current director of the Company, (iii) the Company's Chief Executive Officer and the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of January 31, 2003 and the address for each director and executive officer of the Company is: c/o Cambridge Heart, Inc., One Oak Park Drive, Bedford, MA 01730.

	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding
The Tail Wind Fund, Ltd.	1,809,209	(2)	9.0%
Richard J. Cohen, M.D., Ph.D.	1,369,802	(3)	7.0%
The Goldman Sachs Group, Inc.	1,320,186	(4)	6.8%
Robert P. Khederian	1,335,181	(5)	6.8%
S Squared Technology Corp.	1,241,972	(6)	6.4%
David A. Chazanovitz	466,150	(7)	2.3%
Eric Dufford	205,493	(8)	1.1%
Kevin S. Librett	146,875	(9)	*
Robert B. Palardy	134,500	(10)	*
James W. Sheppard	88,750	(11)	*
Daniel M. Mulvena	45,000	(12)	*
Jeffrey J. Langan	27,500	(13)	*
All directors and executive officers as a group (9 persons)	3,819,251	(14)	18.4%

*
Represents less than 1% of the outstanding Common Stock.

1)
The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Commission, and the information is not necessarily indicative of ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after January 31, 2003 through the exercise of any stock option, warrant or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock. Shares of Common Stock which an individual or entity has a right to acquire within the 60-day period following January 31, 2003 pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table.

(2)
Consists of shares in which The Tail Wind Fund, Ltd. has sole voting and dispositive power, as reported in a Schedule 13G filed with the Commission on January 21, 2003. Includes 589,889 shares of common stock issuable within 60 days of January 31, 2002 upon exercise of warrants. The business address of The Tail Wind Fund, Ltd. is Windermere House, 404 East Bay Street, P.O. Box SS-5539, British Virgin Islands.

(3)
Includes 1,284,385 shares held in a joint account by Dr. Cohen and his wife, Edith Cohen. Includes 85,417 shares issuable to Dr. Cohen within 60 days of January 31, 2003 upon exercise of stock options.

(4)
Consists of shares in which The Goldman Sachs Group, Inc. shares voting and dispositive power with Goldman, Sachs & Co., as reported in a Schedule 13G filed with the Commission on February 12, 2003. The business address of The Goldman Sachs Group, Inc. is 85 Broad Street, New York, New York 10004.

(5)
Includes 172,414 shares issuable to Mr. Khederian within 60 days of January 31, 2003 upon exercise of warrants and 8,333 issuable to Mr. Khederian within 60 days of January 31, 2003 upon exercise of stock options.

(6)
Consists of shares in which S Squared Technology Corp. has sole voting and dispositive power, as reported in a Schedule 13G filed with the Commission on February 14, 2003. The business address of S Squared Technology Corp. is 515 Madison Avenue, New York, New York 10022.

(7)
Includes 447,250 shares issuable to Mr. Chazanovitz within 60 days of January 31, 2003 upon exercise of stock options.

(8)
Includes 157,500 shares issuable to Mr. Dufford within 60 days of January 31, 2003 upon exercise of stock options.

(9)
Consists 146,875 shares issuable to Mr. Librett within 60 days of January 31, 2003 upon exercise of stock options.

(10)
Includes of 127,5000 shares issuable to Mr. Palardy within 60 days of January 31, 2003 upon exercise of stock options.

(11)
Includes 78,750 shares issuable to Mr. Sheppard within 60 days of January 31, 2003 upon exercise of stock options.

(12)
Includes of 30,000 shares issuable to Mr. Mulvena within 60 days of January 31, 2003 upon exercise of stock options.

(13)
Includes of 25,000 shares issuable to Mr. Langan within 60 days of January 31, 2003 upon exercise of stock options.

(14)
Includes a total of 1,044,789 shares which the executive officers and directors together have a right to acquire pursuant to outstanding options exercisable within 60 days after January 31, 2003. To the knowledge of the Company, there are no agreements among any of the foregoing persons or entities with respect to the voting of shares of Common Stock of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2002.

			(c)
			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders(1)	3,196,200	$2.43	531,590	(3)(4)
Equity compensation plans not approved by security holders	—	$—	—

Total	3,196,200	$2.43	531,590	(3)(4)

(1)
Consists of the Amended and Restated 1993 Incentive and Non-Qualified Stock Option Plan, the 1996 Equity Incentive Plan, the 1996 Employee Stock Purchase Plan, the 1996 Director Option Plan and the 2001 Stock Incentive Plan.

(2)
In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2002, 170,000 shares under our 2001 Stock Incentive Plan (770,000 if Proposal 2 if adopted) may instead be issued in the form of restricted stock.

(3)
Includes 160,290 shares issuable under our 1996 Employee Stock Purchase Plan.

(4)
With respect to our 2001 Stock Incentive Plan, this table includes 311,300 shares available for issuance as of December 31, 2002, but excludes the additional 3,300,000 shares that would be available for issuance if Proposal 2 is adopted.

Item 13.    Certain Relationships and Related Transactions

Transactions with Directors

        The Company is a party to a consulting and technology agreement with Dr. Cohen pursuant to which Dr. Cohen spends one day per week at the Company working on the development and commercialization of certain technology licensed to the Company by the Massachusetts Institute of Technology. This agreement, which commenced in February 1993 and has been extended to December 31, 2003, currently requires the Company to pay monthly consulting fees of $7,500, as stipulated in the agreement. Total payments made during 2002 were approximately $135,000. In connection with this agreement, a warrant to purchase 109,634 shares of Common Stock for $2.00 per share was issued to Dr. Cohen. This warrant was exercised in full by August 1998. During the term of the consulting agreement, and for a period of up to two additional years following the termination or expiration of this agreement, Dr. Cohen is obligated not to compete with the Company so long as the Company makes continuing payments to Dr. Cohen during such two year period.

        During Fiscal 2002, Mr. Langan earned $22,500 from the Company as compensation for consulting services which were in addition to his service on the Board of Directors.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  3. Listing of Exhibits

Exhibit No.	Description
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cambridge Heart, Inc.
Date: April 29, 2003	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President, Chief Executive Officer

CERTIFICATIONS

I, David A. Chazanovitz, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Cambridge Heart, Inc.; and

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Dated: April 29, 2003	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President and CEO

I, Robert B. Palardy, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Cambridge Heart, Inc.; and

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Dated: April 29, 2003	/s/ ROBERT B. PALARDY Robert B. Palardy Vice President, Finance and Administration and CFO

QuickLinks

PART III
Summary Compensation Table
Option Grants In Last Fiscal Year
Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SIGNATURES
CERTIFICATIONS