Form 10-Q
period 2003-03-31
CAMBRIDGE HEART INC
filed 2003-05-15
CIK 913443

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2003:

Class Common Stock, par value $.001 per share	Number of Shares Outstanding 19,516,299

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.
BALANCE SHEET
(UNAUDITED)

	December 31, 2002	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,092,181	$632,930
Marketable securities	2,001,231	900,000
Accounts receivable (net of allowance for doubtful accounts of $45,000 and $44,009 at December 31, 2002 and March 31, 2003, respectively)	1,163,752	935,446
Inventory	667,889	538,316
Prepaid expenses and other current assets	253,934	286,340

Total current assets	5,178,987	3,293,032
Fixed assets, net	461,344	388,367
Other assets	548,379	474,506

Total Assets	$6,188,710	$4,155,905

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$703,948	$402,735
Accrued expenses	519,741	348,110
Short term debt	803,029	486,984

Total current liabilities	2,026,718	1,237,829
Long term debt	5,584	5,258

Total Liabilities	2,032,302	1,243,087
Stockholder's equity:
Common stock, $.001 par value; 50,000,000 shares authorized at December 31, 2002 and March 31, 2003, respectively; 19,503,340 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	19,503	19,503
Additional paid-in capital	53,161,199	53,161,292
Accumulated deficit	(49,024,294)	(50,267,977)

Total stockholders' equity	4,156,408	2,912,818

	$6,188,710	$4,155,905

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2002	2003
Revenue	$908,723	$1,103,575
Cost of goods sold	696,793	710,666

Gross Profit (loss)	211,930	392,909
Cost and expenses:
Research and development	368,909	220,931
Selling, general and administrative	1,490,704	1,415,161

Loss from operations	(1,647,683)	(1,243,183)
Interest income	38,142	5,191
Interest expense	5,842	5,691

Net loss	$(1,615,383)	$(1,243,683)

Net loss per share—basic and diluted	$(0.08)	$(0.06)
Weighted average shares outstanding—basic and diluted.	19,366,794	19,503,340

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(1,615,383)	$(1,243,683)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	145,537	138,517
Loss on disposal of fixed assets	1,977	—
Compensation expense (benefit) related to variable stock options	(28,672)	93
Changes in operating assets and liabilities:
Accounts receivable	314,743	228,306
Inventory	32,967	129,573
Prepaid expenses and other current assets	(157,446)	(32,406)
Other assets	1,341	4,839
Accounts payable and accrued expenses	(78,868)	(472,844)

Net cash used for operating activities	(1,383,804)	(1,247,605)

Cash flows from investing activities:
Proceeds from the maturity of marketable securities	231,192	1,101,231
Purchase of fixed assets	(22,059)	5,094
Capitalization of software development costs	(19,150)	(1,600)

Net cash provided by investing activity	189,983	1,104,725

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	146,363	—
Proceeds from (payment on) bank credit line	(109,952)	(316,371)

Net cash provided by financing activities	36,411	(316,371)

Net decrease in cash and cash equivalents	(1,157,410)	(459,251)
Cash and cash equivalents at beginning of period	2,162,304	1,092,181

Cash and cash equivalents at end of period	$1,004,894	$632,930

See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flow Information

        The Company paid $5,842 and $5,691 in interest expense for the three month periods ended March 31, 2002 and March 31, 2003, respectively.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of money market accounts, short-term securities of state government agencies, and short-term corporate bonds and commercial paper of companies with strong credit ratings and in diversified industries. The short-term securities of state government agencies are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The short-term corporate bonds and short-term securities of state government agencies with maturities greater than three months from date of purchase, totaling $2,001,231 and $900,000 at December 31, 2002 and March 31, 2003, respectively, are classified as held to maturity, and mature within one year. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $195,116 and $145,293 at December 31, 2002 and March 31, 2003, respectively, are classified as cash equivalents. All of these investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values at December 31, 2001 and March 31, 2003, respectively.

Inventories

        Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method.

Fixed Assets

        Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method based on the estimated useful lives of the fixed assets. Repair and maintenance costs are expensed as incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Segment

        Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, the Company has determined that it is engaged principally in one industry segment. See Note 3 with respect to significant customers.

Revenue Recognition

        Revenue from the sale of product to all of the Company's customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company's obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Revenue from maintenance contracts and license agreements is recorded over the term of the underlying agreement. Payments of $30,322 at March 31, 2002 ($15,490 at December 31, 2002) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

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

        Costs capitalized at March 31, 2003, which are included in other assets in the accompanying balance sheet, were $343,869 ($410,693 at December 31, 2002), net of $1,138,859 of accumulated amortization ($1,070,435 at December 31, 2002).

Licensing Fees and Patent Costs

        The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes that have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized at

March 31, 2003 was $122,080 compared to $129,129 at December 31, 2002, which is included in other assets in the accompanying balance sheet.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At March 31, 2003, the Company has four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31,
	2002	2003
Net loss:
As reported	$1,615,383	$1,243,683
Stock-based compensation expense included in reported net loss	$28,672	$(93)
Total stock-based compensation under the fair-value-based method for all awards	$157,637	$135,123

Pro forma	$1,801,692	$1,378,713
Net loss per share:
As reported—basic and diluted	$0.08	$0.06
Pro forma—basic and diluted	$0.09	$0.07

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions

	2002	2003
Expected Life	4 years	4 years
Expected Volatility	50%	50%
Dividend Yield	0%	0%
Weighted Average Risk-free Interest Rate	3.82%	2.78%

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

Net Loss Per Share

        Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Options to purchase 3,022,450 and 3,420,700 shares of common stock and warrants for the purchase of 1,399,396 and 1,370,400 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three month period ending March 31, 2002 and 2003, respectively.

Comprehensive Income

        Comprehensive income is comprised of two components, net income and other comprehensive income. For the three months ended March 31, 2002 and 2003, the Company had no other comprehensive income.

3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        For the three months ended March 31, 2003, one customer of the Company accounted for 23% of total revenues. This customer accounted for 17% of the accounts receivable balance at March 31, 2003. The Company does not anticipate any problems in collecting this outstanding balance. For the three months ended March 31, 2002, two customers of the Company accounted for 13% and 17%, respectively, of total revenues. These customers accounted for 21% and 6%, respectively, of the accounts receivable balance at March 31, 2002.

4. INVENTORY

        Inventories consisted of the following at December 31, 2002 and March 31, 2003:

	December 31, 2002	March 31, 2003
Raw Materials	$579,586	$477,546
Work in Process	9,976	910
Finished Goods	78,327	59,860

	$667,889	$538,316

5. LINE OF CREDIT

        The Company has a working capital line of credit which provides a borrowing base of 80% of eligible accounts receivable as defined in the Loan and Security agreement, up to a maximum borrowing of $1,200,000, payable on demand. Under the terms of the Loan and Security agreement, up to $300,000 is available as a term loan, amortized over 24 months commencing January 1, 2002 for financing the purchase of eligible capital equipment, including computer hardware and manufacturing molds and tooling as defined in the agreement, through December 31, 2002. The remaining unused portion of the $1,200,000 facility is available to finance eligible customer receivable balances as defined in the agreement. Interest is payable in arrears at the bank's prime rate plus 2%. The entire outstanding balance is collateralized by all of the Company's tangible assets, excluding intellectual property. In connection with the working capital line, the Company issued a warrant to the bank for the purchase of up to 21,053 shares of the Company's common stock. The warrant expires on September 26, 2007 and had an exercise price of $2.28 per share. In connection with the financing described in Note 8, the Company made adjustments to this warrant so that the warrant is now exercisable for 37,110 shares of the Company's common stock and the exercise price is now $1.2935 per share. The Loan and Security agreement is scheduled to expire on September 25, 2003. The amount outstanding on the line of credit at March 31, 2003 was $486,984. The Company incurred interest expense of $5,691 for the three months ended March 31, 2003.

        Under the Loan and Security agreement, the Company is obligated to comply with certain representations, warranties and covenants, including financial condition covenants and covenants requiring the Company to maintain a minimum tangible net worth, as defined in the agreement. Due to receiving the going concern opinion issued in connection with the Company's audited financial statements for the period ended December 31, 2003, the Company was prohibited from borrowing any additional funds effective April 1, 2003. Payment terms and conditions on the existing outstanding balance remained the same.

        On April 4, 2003, the Company received notice from Silicon Valley Bank that the Company was in default under the Loan and Security Agreement as a result of a "material adverse change in its business, operations or condition." This notification was provided to the Company by the bank as a result of the report of the Company's independent accountants on the completion of their audit of the Company's financial statements for the year ended December 31, 2002, in which they expressed substantial doubt about the Company's ability to continue as a going concern. Silicon Valley Bank advised the Company that this notification of an event of default would not result in the termination of the Company's agreement. On May 8, 2003, the Company entered into a Loan Modification Agreement with Silicon Valley Bank that updates selected financial covenants in the original Loan and Security Agreement and includes a waiver of the April 4, 2003 event of default which was conditioned on the completion of the financing described in Note 8. As a result of this waiver, the Company is able to continue its normal utilization of the $1.2 million credit facility.

6. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company is evaluating the impact of FIN 46 on its financial statements.

7. COMMITMENTS

Guarantor Arrangements

        As permitted under Delaware law, the Company's Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and directors for certain claims asserted against them in connection with their service as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party's involvement with the Company but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited; however, the Company has director and officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to March 31, 2003. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2003.

        The Company enters into agreements that contain indemnification provisions with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that limits its exposure. Based on the Company's historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

        The Company warrants all of the Company's non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on the Company's actual return and repair cost experience. The Company had $36,012 of accrued warranties at March 31, 2003.

8. SUBSEQUENT EVENTS

        On May 12, 2003, the Company entered into an agreement for the sale of up to $6.5 million of its Series A Convertible Preferred Stock to Medtronic, Inc. and a group of existing and new private investors. Under the terms of the financing, the Company issued and sold 696,825 shares of Series A Convertible Preferred Stock at a purchase price of $4.42 per share, or an aggregate of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of the Company's common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. As part of the financing, the Company issued to the investors, other than Medtronic, short-term warrants exerciseable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in monthly intervals starting September 1, 2003. The exercise price of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of the Company's common stock prior to the date of expiration. The Company also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price of the long-term warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., the Company issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. The holders of all of the warrants described above are not obligated to exercise all or any portion of those warrants, and there can be no assurance that the Company will receive any additional funds from the exercise of any of these warrants. The Company is in the process of reviewing the proper accounting for the above financing transaction to include any potential effect from a Beneficial Conversion Feature as described in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which could result in a one-time charge against earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing the key problem of identification of those at risk of sudden cardiac death. Our proprietary technology and products are the only diagnostic tools approved by the U.S. Food and Drug Administration to non-invasively measure microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient's heartbeat and proven to be predictive of an individual's risk of sudden cardiac death.

        Our Microvolt T-Wave Alternans Test is performed using our primary products, the Heartwave System and our single use Micro-V Alternans Sensors. We sell both products in the U.S. through our 15 person direct sales force and through independent distributors outside the U.S. There are approximately 200 Heartwave units that have been sold in the U.S. since the product was introduced at the end of fiscal year 2000. Profitability for our business requires that we are successful in our efforts to expand the installed base of our Heartwave units and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. To be successful in our efforts, we must use the help of established strategic partners to gain access to our primary customer, the clinical cardiologist, to inform them of the large amount of clinical data that has been presented and published on the value and importance of Microvolt T-Wave Alternans to their patients.

        On May 12, 2003, we entered into an agreement for the sale of up to $6.5 million of Series A Convertible Preferred Stock to Medtronic, Inc. and a group of private investors. Under the terms of the financing, we issued and sold 696,825 shares of Series A Convertible Preferred Stock at a purchase price of $4.42 per share, or an aggregate of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exerciseable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in monthly intervals starting September 1, 2003. The exercise price of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of our common stock prior to the date of expiration. We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price of the long-term warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. We are obligated to file a registration statement with the Securities and Exchange Commission registering all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants.

        In February 2003, we announced that we had received a letter of intent from a leading medical technology company for a loan of $1 million. With the completion of the financing detailed above, negotiations with respect to that transaction were discontinued.

        At the Late Breaking Clinical Trials Session at the annual meeting of the American College of Cardiology held in March, Dr. Daniel Bloomfield, Irving Assistant Professor of Medicine, Columbia

University, presented the results of a large, NIH funded, multi-center trial which demonstrate that Microvolt T-Wave Alternans, or MTWA, is strongly associated with an increased risk of dying, while patients with a negative MTWA test result have an extremely low risk of death. Dr. Bloomfield's results also demonstrate that patients meeting Madit II criteria (previous heart attack and poor pumping efficiency measured by an ejection fraction less than 0.30%) are also at extremely low risk of sudden cardiac death, or SCD, if they test negative for MTWA. The study enrolled 590 Congestive Heart Failure patients with an average of two years of follow-up who had an ejection fraction less than 40%. Patients enrolled in the study had no prior arrhythmic events. Of the 542 patients included in the analysis 34% tested negative and 66% tested not negative (positive and indeterminate) for MTWA. Only one patient who tested negative for MTWA died while a total of 20 deaths were reported in the study. Further analysis showed that patients testing positive for MTWA were approximately 10 times more likely to have a cardiac arrest or to become a victim of SCD than patients who had a negative test. Dr. Bloomfield also reported on a Madit II subgroup of patients enrolled within the study. In this subgroup of patients not one patient who tested negative for MTWA died. The original Madit II trial indicated the patients meeting the Madit II criteria obtained a mortality benefit from implantable defibrillator, or ICD, therapy. Dr. Bloomfield's study suggests that Madit II patients who test MTWA negative may not benefit from an ICD, and that the remaining Madit II patients may obtain an increased mortality benefit from ICD therapy.

        The MASTER study, which is being conducted in conjunction with Medtronic, Inc. is continuing to progress. This important 1,800 patient study and registry is scheduled to begin to enroll patients in the second half of 2003. The three principal investigators have now been selected and the study protocol is nearing completion. Nominations for the 50 study sites, most of whom are not current Microvolt T- Wave Alternans users, have been received and are being evaluated. This study should allow us to introduce new customers to the benefits of utilizing Microvolt T-Wave Alternans as a tool to better identify which of their patients are at possible risk of dying suddenly.

        We voluntarily delisted our common stock from The Nasdaq SmallCap Market at the close of business on May 7, 2003 because we failed to regain compliance with the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(4). On May 8, 2003, our common stock commenced trading on the National Association of Securities Dealers' OTC Bulletin Board under the trading symbol CAMH.

        In March 2003, The Centers for Medicare and Medicaid Services, or CMS, increased the reimbursement for Medicare claims filed using the Current Procedural Terminology code for a Microvolt T-Wave Alternans (MTWA) Test from approximately $267.00 to $426.00.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. Our estimate of $44,009 represents 57% of the total unpaid balance in excess of 90 days past the due date. Our actual experience of customer receivables written off for the period ending March 31, 2003 is immaterial. Accordingly, we believe we have adequate allowances for doubtful accounts, however, additional write-offs may be necessary if future results significantly differ from our expectations.

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

Capitalized Software

        The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of March 31, 2003 no such write-offs have been made. The net realizable value is determined as the estimated future gross revenues from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which is $343,869 at March 31, 2003.

Product Warranty

        We warrant all of our non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. We maintain a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on our actual return and repair cost experience. If the rate and cost of future warranty activities materially differs from our historical experience, additional costs would have to be reserved that could materially effect our results.

Results of Operations

Revenues:

	Three Months Ended March 31, 2002
	2002	% of Total	2003	% of Total	% Change
Alternans Products:
U. S. (core business)	$616,257	68%	$699,979	63%	14%
Europe	25,760	3%	23,343	2%	(9%)
Asia/Pacific	23,640	3%	6,400	1%	(73%)
Rest of World	—	0%	11,800	1%	100%

Total	665,657	74%	741,522	67%	11%

All Other Products:
U. S.	194,700	21%	300,513	27%	54%
Europe	37,756	4%	39,246	4%	4%
Asia/Pacific	10,610	1%	22,294	2%	110%
Rest of World	—	0%	—	0%	0%

Total	243,066	26%	362,053	33%	49%

Total Revenues	$908,723	100%	$1,103,575	100%	21%

Three Month Periods ended March 31, 2002 and 2003

        Total revenue for the three month periods ended March 31, 2002 and 2003 was $908,723 and $1,103,575, respectively, an increase of 21%. During the three months ended March 31, 2003, revenue from our core business, which consists of our Heartwave and Micro-V Alternans Sensors sold by our U.S. sales force and other Alternans Products sold through our distribution partners, increased 14% over the same period in 2002, and represented 63% of total revenue for the quarter compared to 68% of total revenue for the three months ended March 31, 2002. The average selling prices of our Heartwave units increased 6% for the three month period ended March 31, 2003 compared to the same period in 2002, while the average price of our Micro-V Alternans Sensors increased 16%. The remainder of the increase resulted from growth in units sold. Revenue from the sale of disposable Micro-V Alternans Sensors accounted for 40% of our core business revenue for the three month period ended March 31, 2003 compared to 31% for the same period in 2002. The increase is the result of the increased number of installed Heartwave Systems in the U.S. Revenue from the sale of Heartwave and other Alternans Products accounted for the balance of our core business revenue.

        During the three months ended March 31, 2002 and 2003, revenue from the sale of our CH 2000 stress test system in the U.S. was $194,700 and $300,513, respectively, an increase of 54%. Growth in the volume of units sold accounted for all of this increase. Revenue from the sale of these products accounted for 27% of our total revenue during the three months ended March 31, 2003 compared to 21% of our total revenue during the same period in 2002.

        Gross profit for the three month periods ended March 31, 2002 and 2003 was 23% and 36% of revenue, respectively. The majority of the increase in the margin percentage to sales reflects the effect of the increase in average selling prices together with the effect of lower labor and overhead costs in manufacturing.

        Research and development expenses decreased from $368,909 for the three month period ended March 31, 2002 to $220,931 for the three month period ended March 31, 2003, a decrease of 40%. Lower expenditures for the three month period ended March 31, 2003, reflect the impact of the reallocation and transfer of resources away from the development of new products to the development and design of enhancements to our existing MTWA technology and products to maximize their functionality and ease of use. We expect research and development expenses to be consistent with this level of spending for the balance of 2003.

        Selling, general and administrative expenses decreased from $1,490,704 for the three month period ended March 31, 2002 to $1,415,161 for the three month period ended March 31, 2003, a decrease of 5%. The decrease represents the impact of reduced marketing and administrative expenditures. We anticipate that the run rate of these costs will increase modestly in the balance of 2003, reflecting anticipated increased sales volume.

        Interest income was $38,142 for the three month period ended March 31, 2002, compared to $5,191 for the three month period ended March 31, 2003. The decrease is primarily a result of a $5.7 million decrease in invested cash during the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002. Interest expense was $5,842 and $5,691 for the three month periods ended March 31, 2002 and March 31, 2003, respectively. Interest expense is related to the borrowing on our credit line with Silicon Valley Bank.

Liquidity and Capital Resources

        As of March 31, 2003, we had cash, cash equivalents and marketable securities of $1,531,930. During the three month period ended March 31, 2003, our cash, cash equivalents and marketable securities decreased by $1,560,482, or 50%, consistent with our net loss for the three month period ended March 31, 2003 of $1,243,683 in addition to a $316,045 decrease in our borrowings against our credit facility for the three month period ended March 31, 2003.

        On May 12, 2003, we entered into an agreement for the sale of up to $6.5 million of Series A Convertible Preferred Stock to Medtronic, Inc. and a group of private investors. Under the terms of the financing, we issued and sold 696,825 shares of Series A Convertible Preferred Stock at a purchase price of $4.42 per share, or an aggregate of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exerciseable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in monthly intervals starting September 1, 2003. The exercise price of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of our common stock prior to the date of expiration. We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price of the long-term warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. The holders of all of the warrants described above are not obligated to exercise all or any portion of those warrants, and there can be no assurance that we will receive any additional funds from the exercise of any of these warrants.

        As of March 31, 2003, the amount of available balance utilized to finance capital equipment and accounts receivable under the terms of our Loan and Security Agreement with Silicon Valley Bank was $486,984. On April 4, 2003, we received notice from Silicon Valley Bank that we were in default under our Loan and Security Agreement dated September 26, 2002 as a result of a "material adverse change in our business, operations or condition." This notification was provided to us by the bank as a result of the report of our independent accountants on the completion of their audit of our financial statements for the year ended December 31, 2002, in which they expressed substantial doubt about our ability to continue as a going concern. Silicon Valley Bank advised us that this notification of an event of default would not result in the termination of our Loan and Security Agreement. On May 8, 2003, we entered into a Loan Modification Agreement with Silicon Valley Bank that updates selected financial covenants in the original Loan and Security Agreement and includes a waiver of the April 4, 2003 event of default conditioned on our completion of the above described financing. As a result of this waiver, we are able to continue our normal utilization of the $1.2 million credit facility. There can be no assurance that Silicon Valley Bank will renew our line of credit when the current line expires in September 2003.

        We anticipate the additional $3.1 million of cash received as a result of the sale of shares of our Series A Convertible Preferred Stock on May 12, 2003, will provide sufficient cash resources to fund the Company through the first quarter of fiscal 2004. The additional $3.4 million from the exercise of 100% of the short-term warrants issued to the investors as part of the financing would provide sufficient additional cash resources to fund the Company for the foreseeable future. The holders of all of the warrants described above are not obligated to exercise all or any portion of those warrants, and there can be no assurance that we will receive any additional funds from the exercise of any of these warrants.

        Inventory decreased $129,573 from $667,889 for the three month period ended December 31, 2002 to $538,316 for the three month period ended March 31, 2003. This decrease is the result of improved inventory management programs, which allowed for lower inventory purchases during the three months ended March 31, 2003.

        There were no significant fixed asset additions for the three month period ended March 31, 2003. As of March 31, 2003, we had fixed assets with a net book value of $388,367. We do not expect capital expenditures to exceed an aggregate of $500,000 through the end of fiscal 2003.

        Under the terms of certain license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $40,000 of such minimum license maintenance fees subsequent to March 31, 2003 as the technology is used.

Contractual Obligations and Commercial Commitments

        Our major contractual obligations are included in the table below. There are no major commercial commitments as of March 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-Term Debt Obligations	$486,984	$433,762	$53,222	$—	$—
Capital Lease Obligations	$7,361	$2,103	$2,103	$2,103	$1,052
Operating Lease Obligations	$222,955	$188,789	$15,872	$13,901	$4,393
Purchase Obligations	$40,000	$10,000	$30,000	$—	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$—	$—	$—	$—	$—

Total	$757,300	$634,654	$101,197	$16,004	$5,445

Factors Which May Affect Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to our Operations

We depend on our Microvolt T-Wave Alternans technology for a significant portion of our revenues and if it does not achieve broad market acceptance, our growth will be limited.

        We believe that our future success will depend, in large part, upon the successful commercialization and market acceptance of our Microvolt T-Wave Alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. The failure of our Microvolt T-Wave Alternans technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products would reduce our revenues and limit our growth. This could have a material adverse effect on our results of operations and the market price of our common stock. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our Microvolt T-Wave Alternans technology or that our competitors will not develop competing technologies that are superior to our technology.

We have a history of net losses, we expect to continue to incur net losses and may not achieve or maintain profitability.

        We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through March 31, 2003. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

  •
  the extent to which our products gain market acceptance,

  •
  varying pricing promotions and volume discounts to customers,

  •
  competition, and

  •
  the availability and amount of third-party reimbursement.

We have not been able to fund our operations from cash generated by our business, and if we cannot meet our future capital requirements, we may not be able to continue as a going concern, develop or enhance our technology, take advantage of business opportunities and respond to competitive pressures.

        We have principally financed our operations over the past three years through the private placement of shares of our common stock and preferred stock. If we do not generate sufficient cash from our business to fund operations, or if we cannot obtain additional capital through equity or debt financings, we will be unable to continue as a going concern, to grow as planned and may not be able to take advantage of business opportunities, develop new technology or respond to competitive pressures. This could have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders. For example, the Series A Convertible Preferred Stock we issued and sold on May 12, 2003, has certain superior liquidation, voting, anti-dilution and other rights over the rights of our common stock.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

        We have authorized 50,000,000 shares of our common stock, of which 19,516,299 shares were issued and outstanding as of May 15, 2003. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we would likely need to issue securities which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

        In connection with the May 2003 financing, we issued 696,825 shares of our Series A Preferred Stock which are initially convertible into up to 9,058,725 shares of our common stock. As part of the May 2003, we also issued warrants which are initially exercisable for 1,245,427 shares of our Series A Preferred Stock. Assuming exercise of all of these warrants, these shares of Series A Preferred Stock would initially be convertible into up to 16,190,551 shares of our common stock. The conversion price of the Series A Preferred Stock is subject to adjustment in certain circumstances. If we issue shares of common stock at a purchase price below the conversion price of the Series A Preferred Stock prior to November 12, 2004, the conversion price of the Series A Preferred Stock will be adjusted to equal such purchase price. The conversion price may also be adjusted following the last expiration date of the six tranches of short-term warrants if our revenue is below a specified amount for the period beginning April 1, 2003 and ending on either March 31, 2004 or June 30, 2004 (based upon when the last tranche of the short-term warrants expires). In that event, the conversion price of the Series A Preferred Stock will be adjusted to equal the lowest final exercise price per share of Series A Preferred Stock of the six tranches of short-term warrants (whether or not any of the short-term warrants are exercised). You would incur additional dilution of net tangible book value if the conversion price of the Series A Preferred Stock is adjusted pursuant to these provisions and the holders of Series A Preferred Stock convert these shares of Series A Preferred Stock into shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

        As of March 31, 2003, we have reserved 4,601,650 shares of common stock for issuance upon exercise of stock options and warrants and 266,511 shares for future issuances under our stock plans. We have also reserved 25,249,276 shares of common stock for issuance upon conversion of our Series A Preferred Stock. As of March 31, 2003, holders of warrants and options to purchase an aggregate of 3,254,949 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In accordance with registration rights that we have granted to various individuals and entities requiring us to register their shares of common stock for public resale, we also have resale registration statements in effect registering 7,304,359 shares of our common stock. In addition, as in the case of the May 2003 financing, in order to raise capital that we may need at today's stock prices, we will likely need to issue securities which are convertible into or exercisable for a significant amount of our common stock. In addition, in connection with the May 2003 financing, we have agreed to register all of the shares of common stock issuable upon conversion of the Series A Preferred Stock that we issued and sold in the financing and that are issuable upon exercise of the warrants issued in connection with the financing. Assuming no adjustments to the conversion price of the Series A Preferred Stock (as described in the immediately preceding risk factor), the shares of Series A Preferred Stock (including the shares of Series A Preferred Stock issuable upon exercise of the warrants issued in the financing) are initially convertible into 25,249,276 shares of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

Financial investors may have interests different than you or Cambridge Heart, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our common stock.

        In connection with the May 2003 financing, we issued securities which are initially convertible into approximately 51% of the number of shares of our outstanding common stock. In future financings, we may also issue securities which are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from Cambridge Heart's long-term goals and the long-term goals of our management and other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to impact corporate actions requiring stockholder approval.

Our common stock was recently delisted from The Nasdaq SmallCap Market, which may have a negative impact on the price of our common stock and restrict our ability to raise additional capital.

        We voluntarily delisted our common stock from The Nasdaq SmallCap Market at the close of business on May 7, 2003 because we failed to regain compliance with the $1.00 per share minimum bid price requirement for continued listing on The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(4). On May 8, 2003, our common stock commenced trading on the National Association of Securities Dealers' OTC Bulletin Board under the trading symbol CAMH. The delisting of our common stock from The Nasdaq SmallCap Market may have a material adverse effect on the price of our common stock and the levels of liquidity currently available to our stockholders and may restrict our ability to raise additional capital. Delisting could also result in a number of other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities. In addition, pursuant to registration rights agreements to which we are a party, we may be obligated to make payments to certain existing investors for each thirty day period (or portion thereof) during which our common stock is not listed or included for quotation on The Nasdaq SmallCap Market. We have negotiated payment terms and amended these provisions of the registration rights agreements with some of these investors.

We may not be able to continue as a going concern.

        Our financial statements for our fiscal year ended December 31, 2002, which are included in our Annual Report on Form 10-K, contain an audit report from PricewaterhouseCoopers LLP. The audit report contains a going concern qualification, which raises substantial doubt with respect to our ability to continue as a going concern. The receipt of a going concern qualification may adversely affect our ability to manage our accounts payable and cause some of our suppliers to deal with us on a cash-on-delivery basis only. If this were to occur, this would adversely affect our operations by increasing our immediate need for additional capital. This going concern qualification was issued prior to our financing completed on May 12, 2003.

We may need to obtain additional funding to meet our future capital needs. If we are unable to obtain such financing, we would be required to significantly cut back our operations, sell assets or license potentially valuable technologies to third parties or cease operations.

        The auditors report covering our audited financial statements for the period ended December 31, 2002 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. Our auditors noted that we continue to have operating losses and without the realization of additional capital, it would be unlikely that we will be able to continue our business as a going concern. On May 12, 2003, we issued and sold shares of our Series A Convertible Preferred Stock and warrants for an aggregate purchase price of approximately $3.1 million. Although we would receive additional funds upon exercise of the warrants issued in connection with the financing, the holders of those warrants are under no obligation to exercise all or any portion of those warrants. In addition, there can be no assurance that Silicon Valley Bank will renew our line of credit in September 2003. In order to remain in business, we will likely require additional funding to support our operations by the end of the first quarter of fiscal 2004 in the event that we do not meet our currently planned operations and capital expenditures. Additional funding may be unavailable on favorable terms, if at all. If we are unable to obtain sufficient additional funding when needed, we will have to significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties and/or cease operations. In addition, if we raise additional capital by issuing additional equity or convertible debt securities, our existing stockholders would suffer significant dilution.

The results of future clinical studies may not support the usefulness of our technology.

        We have sponsored and are continuing to sponsor clinical studies relating to our Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors to more firmly establish the predictive value of this technology. Although studies on high risk patients to date have indicated that the measurement of Microvolt T-Wave Alternans to predict the vulnerability to ventricular arrhythmia is at least comparable to electrophysiology testing, we do not know whether the results of such studies will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of Microvolt T-Wave Alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, would have a material adverse effect on our business, financial condition and results of operations.

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

        Competition from competitors' medical devices that diagnose cardiac disease is intense and likely to increase. Our success will depend on our ability to develop products and apply our technology and our ability to establish and maintain a market for our products. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, as well as with manufacturers of other invasive and non-invasive tests, including EP testing, electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. GE Medical Systems has introduced an analysis system it claims can measure t-wave alternans. GE Medical Systems has received concurrence from the FDA of their 510(k) allowing them to distribute the product in the United States. The FDA concurrence does not include approval of any predictive claims regarding their measurement of t-wave alternans. Many of our competitors and prospective competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. GE Medical Systems' Summary of Safety & Effectiveness only claims their abiltiy to measure fluctuations in the ST-T segment of a patients electrocardiogram. Many of these competitors offer broad, well-established product lines and ancillary services not offered by Cambridge Heart. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

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

  •
  inconsistent pricing.

        Disruption or termination of the supply of these components and subassemblies could cause delays in the manufacturing and shipment of our products, resulting in potential damage to our customer relations and reduced revenue. From time to time in the past, we have experienced temporary difficulties in receiving timely shipment of key components from our suppliers. We can give no assurance that we would be able to identify and qualify additional suppliers of critical components and subassemblies in a timely manner, if at all. Further, a significant increase in the price of one or more key components or subassemblies included in our products could seriously harm our results of operations.

We depend heavily on third parties to support the commercialization of our CH 2000 stress test system.

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

        Our revenues currently depend and will continue to depend, to a significant extent, on sales of our Heartwave and CH 2000 systems and Micro-V Alternans Sensors. Our ability to successfully commercialize these systems depends in part on maintaining adequate levels of third-party reimbursement for use of these systems by our customers. The amount of reimbursement in the United States that is available for clinical use of the Microvolt T-Wave Alternans Test may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Our ability to commercialize the Heartwave and CH 2000 systems successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing a Microvolt T-Wave Alternans Test continue to be available from government authorities, private health insurers and other organizations, such as health maintenance organizations. We do not know whether the reimbursement level in the United States for the Microvolt T-Wave Alternans Test will increase in the future or that reimbursement amounts will not reduce the demand for, or the price of, our Heartwave and CH 2000 systems. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained, for Microvolt T-Wave Alternans Tests using our Heartwave and CH 2000 systems could have a material adverse effect on our business.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

        The testing, manufacture, marketing and sale of medical devices entails the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we conduct business, including clinical trials and product marketing and sales, such coverage may not be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of the CH 2000 and the Heartwave systems, or cause a significant financial burden on us, or both, and could have a material adverse effect on our business, financial condition, and ability to market both systems as currently contemplated.

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

        Our commercial success will depend in part on our ability to avoid infringing patents issued to others and breaching the licenses upon which our products are based. We have licensed significant technology and patents from third parties, including patents and technology relating to Microvolt T-Wave Alternans licensed from The Massachusetts Institute of Technology. Our license of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on our part. If we fail to comply with these requirements, licenses could convert from being exclusive to nonexclusive in nature or could terminate.

We could become involved in litigation over intellectual property rights.

        The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others' proprietary rights. In particular, our competitors and other third parties hold issued patents and and we believe they also hold pending patent applications, which may result in claims of infringement against us or other patent litigation. We also may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to us. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products, which may be competing unfairly with our products.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations, including research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. We evaluate these investments quarterly to determine the fair value of the portfolio. Our investment portfolio includes only marketable securities with active secondary or resale markets to help assure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe our portfolio has a material exposure due to market risk.

        See Note 2 to our Unaudited Condensed Financial Statements for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at March 31, 2003 due to the short maturities of these instruments.

        We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

1.
Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

2.
Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        On April 4, 2003, we received written notice from Silicon Valley Bank that an event of default had occurred under the Loan and Security Agreement by and between us and Silicon Valley Bank, dated September 26, 2002, as a result of our failure to comply with Section 7.1(o)(ii) of the Loan and Security Agreement (a material adverse change in our business, operations or condition (financial or otherwise) taken as a whole). On May 8, 2003, we entered into a Loan Modification Agreement with Silicon Valley Bank under which Silicon Valley Bank agreed to waive the default described above provided that we receive at least $3,000,000 in gross cash proceeds from the issuance of our equity securities after May 1, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

(b)
Reports on Form 8-K

        We filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 24, 2003 reporting under Item 5 the issuance of a press release on March 23, 2003 announcing that we had received a notice from Nasdaq indicating that we had not regained compliance with the $1.00 per share minimum bid price requirement for continued inclusion in The Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(4). We also announced that we intended to file an appeal and request a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and to present a plan to regain compliance for continued listing. We announced that the hearing request would stay the delisting of the Company's common stock, which was scheduled for the opening of business on March 27, 2003, pending the panel's decision.

        We filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 8, 2003 reporting under Item 5 the issuance of a press release on May 7, 2003 announcing that we had withdrawn our appeal of the March 18, 2003 Nasdaq Staff Determination that we had failed to gain compliance with the $1.00 per share minimum bid price requirement for continued listing of our common stock on the Nasdaq SmallCap Market. We also announced that our common stock would be eligible for quotation on the OTC Bulletin Board (OTCBB) effective with the opening of trading on Thursday, May 8, 2003.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan Modification Agreement, dated as of May 8, 2003, by and between Silicon Valley Bank and the Registrant.
10.2	Amendment to Registration Rights Agreement and Waiver, dated as of May 12, 2003, by and among the Registrant, The Tail Wind Fund Ltd. and Robert P. Khederian.
10.3	Amendment No.1, dated as of May 12, 2003, to the Warrant issued as of September 14, 2000 to the Tail Wind Fund Ltd. by and between the Registrant and The Tail Wind Fund Ltd.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.
DATE: MAY 15, 2003	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President, Chief Executive Officer

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

CAMBRIDGE HEART, INC.
DATED: MAY 15, 2003	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President and CEO

CERTIFICATIONS

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

CAMBRIDGE HEART, INC.
DATED: MAY 15, 2003	/s/ ROBERT B. PALARDY Robert B. Palardy Vice President, Finance and Administration and CFO

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
CAMBRIDGE HEART, INC. BALANCE SHEET (UNAUDITED)
CAMBRIDGE HEART, INC. STATEMENT OF OPERATIONS (UNAUDITED)
CAMBRIDGE HEART, INC. STATEMENT OF CASH FLOWS (UNAUDITED)
CAMBRIDGE HEART, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Risks Related to our Operations
Risks Related to the Market for Cardiac Diagnostic Equipment
PART II—OTHER INFORMATION
EXHIBIT INDEX
SIGNATURES
CERTIFICATIONS