Form 10-Q
period 2003-06-30
CAMBRIDGE HEART INC
filed 2003-08-14
CIK 913443

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2003:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	19,987,369

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

BALANCE SHEET

(UNAUDITED)

	December 31, 2002	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$1,092,181	$1,043,879
Marketable securities	2,001,231	3,229,118
Accounts receivable (net of allowance for doubtful accounts of $45,000 and $44,009 at December 31, 2002 and June 30, 2003, respectively)	1,163,752	1,307,889
Inventory	667,889	592,330
Prepaid expenses and other current assets	253,934	129,715

Total current assets	5,178,987	6,302,931
Fixed assets, net	461,344	343,258
Other assets	548,379	401,141

Total Assets	$6,188,710	$7,047,330

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$703,948	$567,877
Accrued expenses	519,741	517,430
Short term debt	803,029	1,007,550

Total current liabilities	2,026,718	2,092,857
Long term debt	5,584	4,732

Total Liabilities	2,032,302	2,097,589
Series A Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2002 and June 30, 2003, respectively; 0 and 696,825 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	—	1,217,192
Warrants to acquire Series A Convertible Preferred Stock	—	1,674,587

	—	2,097,589

Stockholder's equity:
Common stock, $.001 par value; 50,000,000 and 75,000,000 shares authorized at December 31, 2002 and June 30, 2003, respectively; 19,503,340 and 19,987,369 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	19,503	19,987
Additional paid-in capital	53,161,199	53,472,285
Accumulated deficit	(49,024,294)	(51,300,912)

	4,156,408	2,191,360
Less: deferred compensation	—	(133,398)

Total stockholders' equity	4,156,408	2,057,962

	$6,188,710	$7,047,330

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenue	$1,050,735	$1,627,236	$1,959,459	$2,730,811
Cost of goods sold	762,961	730,375	1,459,755	1,441,041

Gross Profit	287,774	896,861	499,704	1,289,770
Cost and expenses:
Research and development	419,038	330,390	787,947	551,321
Selling, general and administrative	1,541,875	1,599,348	3,032,580	3,014,508

Loss from operations	(1,673,139)	(1,032,877)	(3,320,823)	(2,276,059)
Interest income	30,948	3,122	69,090	8,313
Interest expense	(4,290)	(3,181)	(10,132)	(8,872)

Net loss	$(1,646,481)	$(1,032,936)	$(3,261,865)	$(2,276,618)
Beneficial Conversion Feature (Note 5)	—	$(1,533,280)	—	$(1,533,280)

Net loss attributable to common shareholder	$(1,646,481)	$(2,566,216)	$(3,261,865)	$(3,809,898)

Net loss per common share—basic and diluted	$(0.08)	$(0.13)	$(0.17)	$(0.19)
Weighted average common shares outstanding—basic and diluted	19,458,032	19,630,127	19,412,665	19,583,658

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(3,261,865)	$(2,276,618)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	295,647	264,332
Stock based compensation expense (benefit)	(51,978)	157,333
Changes in operating assets and liabilities:
Accounts receivable	279,910	(144,137)
Inventory	27,553	75,559
Prepaid expenses and other current assets	(165,223)	124,219
Other assets	1,341	4,838
Accounts payable and accrued expenses	(22,610)	(138,382)

Net cash used for operating activities	(2,895,248)	(1,932,856)

Cash flows from investing activities:
Net (purchase) proceeds from maturity of marketable securities	1,677,838	(1,227,887)
Purchase of fixed assets	(62,070)	(2,246)
Capitalization of software development costs	(33,743)	(1,600)

Net cash provided by (used in) investing activity	1,582,025	(1,231,733)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	192,011	20,839
Proceeds from issuance of Series A convertible preferred, net of issuance costs	—	2,891,779
Proceeds from (payment on) bank credit line	(186,189)	203,669

Net cash provided by financing activities	5,822	3,116,287

Net decrease in cash and cash equivalents	(1,307,401)	(48,302)
Cash and cash equivalents at beginning of period	2,162,304	1,092,181

Cash and cash equivalents at end of period	$854,903	$1,043,879

        See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flow Information

        The Company paid $4,290 and $3,181 in interest expense for the three month periods ended June 30, 2002 and June 30, 2003, respectively. The Company paid $10,132 and $8,872 in interest expense for the six month periods ended June 30, 2002 and June 30, 2003, respectively.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of money market accounts, short-term securities of state government agencies, and short-term corporate bonds and commercial paper of companies with strong credit ratings and in diversified industries. The short-term securities of state government agencies are redeemable at their face value, and bear interest at variable rates, which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The short-term corporate bonds and short-term securities of state government agencies with maturities greater than three months from date of purchase, totaling $2,001,231 and $3,229,118 at December 31, 2002 and June 30, 2003, respectively, are classified as held to maturity, and mature within one year. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $1,092,181 and $1,043,879 at December 31, 2002 and June 30, 2003, respectively, are classified as cash equivalents. All of these investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values at December 31, 2001 and June 30, 2003, respectively.

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

Revenue Recognition

        Revenue from the sale of product to all of the Company's customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company's obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of the Company's third-party distributors with whom the Company has a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Revenue from maintenance contracts and license agreements is recorded over the term of the underlying agreement. Payments of $41,764 at June 30, 2003 ($15,490 at December 31, 2002) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

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

        Costs capitalized at June 30, 2003, which are included in other assets in the accompanying balance sheet, were $272,714 ($410,693 at December 31, 2002), net of $1,210,014 of accumulated amortization ($1,070,435 at December 31, 2002).

Licensing Fees and Patent Costs

        The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes that have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized at June 30, 2003 was $119,870 compared to $129,129 at December 31, 2002, which is included in other assets in the accompanying balance sheet.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net Loss:
As reported	$1,646,481	$1,032,936	$3,261,865	$2,276,618
Stock-based compensation expense included in reported net loss	23,306	(157,240)	51,978	(157,333)
Total stock-based compensation under the fair-value-based method for all awards	165,225	294,416	322,862	429,539

Pro forma	$1,835,012	$1,170,112	$3,636,705	$2,548,824
Net loss per share:
As reported—basic and diluted	$0.08	$0.05	$0.17	$0.12
Pro forma—basic and diluted	$0.09	$0.06	$0.19	$0.13

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions

	2002	2003
Expected Life	4 years	4 years
Expected Volatility	50%	50%
Dividend Yield	0%	0%
Weighted Average Risk-free Interest Rate	3.82%	2.46%

Use of Estimates

        The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to incentive compensation, product returns, bad debts allowances, inventory valuation, investments valuation, intangible assets, income taxes, financing operations, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss Per Share

        Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Options to purchase 4,298,345 and 4,571,893 shares of common stock, warrants for the purchase of 1,370,400 and 1,386,362 shares of common stock and 0 and 696,825 shares of Series A Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three month period ending June 30, 2002 and 2003, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. The Company has no other items of comprehensive income (loss), so the net income (loss) is equal to the comprehensive income (loss) for all periods presented.

3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        For the six months ended June 30, 2003, one customer of the Company accounted for 18% of total revenues. This customer accounted for 13% of the accounts receivable balance at June 30, 2003. The Company does not anticipate any problems in collecting this outstanding balance. For the six months ended June 30, 2002, two customers of the Company accounted for 10% and 18%, respectively, of total revenues. These customers accounted for 9% and 14%, respectively, of the accounts receivable balance at June 30, 2002.

4. INVENTORY

        Inventories consisted of the following at December 31, 2002 and June 30, 2003:

	December 31, 2002	June 30, 2003
Raw Materials	$579,586	$480,352
Work in Process	9,976	9,223
Finished Goods	78,327	102,755

	$667,889	$592,330

5. SALE OF SERIES A CONVERTIBLE PREFERRED STOCK

        On May 12, 2003, the Company entered into an agreement for the sale of up to $6.5 million of Series A Convertible Preferred Stock to Medtronic, Inc. and a group of private investors. Under the terms of the financing, the Company issued and sold 696,825 shares of Series A Convertible Preferred Stock at a purchase price of $4.42 per share, for total proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of the Company's common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. If we issue shares of common stock at a purchase price below the conversion price of the Series A Preferred Stock prior to November 12, 2004, the conversion price of the Series A Preferred Stock will be adjusted to equal such purchase price. The conversion price may also be adjusted following the last expiration date of the six tranches of short-term warrants if our revenue is below a specified amount for the period beginning April 1, 2003 and ending on either March 31, 2004 or June 30, 2004 (based upon when the last tranche of the short-term warrants expires). In that event, the conversion price of the Series A Preferred Stock will be adjusted to equal the lowest final exercise price per share of Series A Preferred Stock of the six tranches of short-term warrants (whether or not any of the short-term warrants are exercised.) As part of the financing, the Company issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in equal monthly intervals starting September 1, 2003. The exercise price per share of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of the Company's common stock prior to the date of expiration. The Company also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price per share of Medtronic's long-term warrant is $4.42 and the exercise price per share of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., the Company issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. The Company filed a registration statement with the Securities and Exchange Commission to register all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants. This registration statement was declared effective on June 20, 2003.

        The net proceeds from the sale of the securities have been allocated between the preferred stock and the warrants, based on their relative fair values, on the Company's Balance Sheet. The terms of the financing provide that the conversion price of the preferred stock and warrants is subject to adjustment in certain circumstances. Therefore, the actual conversion price may be below the market price of the Company's common stock at the time of conversion. The final closing price of the Company's common stock as listed on the OTCBB on May 12, 2003 was $0.46 per share and as a result, the Company has valued the warrants and the beneficial conversion feature reflecting the May 12, 2003 commitment date and the most beneficial per share discount available to the preferred shareholders and warrant holders. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the convertible instruments issuance. The value of the beneficial conversion feature related to the Series A financing is $1,533,280. The amount of the beneficial conversion feature has been immediately accreted and the accretion will result in a deemed dividend as the Series A Preferred Stock does not have a redemption term. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders stockholders on the Company's Statement of Operations. The issuance of additional shares or warrants under this financing may result in an additional beneficial conversion feature being recorded.

6. LINE OF CREDIT

        The Company has a working capital line of credit, which provides a borrowing base of 80% of eligible accounts receivable as defined in the Loan and Security Agreement, up to a maximum borrowing of $1,200,000, payable on demand. Under the terms of the Loan and Security Agreement, up to $300,000 is available as a term loan amortized over 24 months commencing January 1, 2002 for financing the purchase of eligible capital equipment, including computer hardware and manufacturing molds and tooling as defined in the agreement, through December 31, 2002. The remaining unused portion of the $1,200,000 facility is available to finance eligible customer receivable balances as defined in the agreement. Interest is payable in arrears at the bank's prime rate plus 2%. The entire outstanding balance is collateralized by all of the Company's tangible assets, excluding intellectual property. In connection with the working capital line, the Company issued a warrant to the bank for the purchase of up to 21,053 shares of the Company's common stock. The warrant expires on September 26, 2007 and had an exercise price of $2.28 per share. Pursuant to provisions of the warrant, the Company adjusted the number of shares for which the warrant is exercisable to 37,110 shares and the exercise price to $1.2935 per share. The agreement is scheduled to expire on September 25, 2003. The amount outstanding on the line of credit at June 30, 2003 was $1,005,447. The Company incurred interest expense of $3,181 and $8,872 for the three and six month periods ended June 30, 2003.

        Under the Loan and Security Agreement, the Company is obligated to comply with certain representations, warranties and covenants, including financial condition covenants and covenants requiring the Company to maintain a minimum tangible net worth, as defined in the agreement. Due to receiving the going concern opinion issued in connection with the Company's audited financial statements for the period ended December 31, 2002, the Company was prohibited from borrowing any additional funds effective April 1, 2003. Payment terms and conditions on the existing outstanding balance remained the same.

        On April 4, 2003, the Company received notice from Silicon Valley Bank that the Company was in default under the Loan and Security Agreement as a result of a "material adverse change in its business, operations or condition." This notification was provided to the Company by the bank as a result of the report of the Company's independent accountants on the completion of their audit of the Company's financial statements for the year ended December 31, 2002, in which they expressed substantial doubt about the Company's ability to continue as a going concern. Silicon Valley Bank advised the Company that this notification of an event of default would not result in the termination of the Company's agreement. On May 8, 2003, the Company entered into a Loan Modification Agreement with Silicon Valley Bank that updates selected financial covenants in the original Loan and Security Agreement and includes a waiver of the April 4, 2003 event of default, which was conditioned on the completion of the financing described in Note 5. As a result of this waiver, the Company is able to continue its normal utilization of the $1.2 million credit facility.

7. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company is evaluating the impact of FIN 46 on its financial statements. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.

8. COMMITMENTS

Guarantor Arrangements

        As permitted under Delaware law, the Company's Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and directors for certain claims asserted against them in connection with their service as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party's involvement with the Company but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited; however, the Company has director and officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the estimated fair value of these indemnification provisions is minimal. All of these indemnification provisions were grandfathered under the provisions of FIN 45 as they were in effect prior to June 30, 2003. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2003.

        The Company enters into agreements that contain indemnification provisions with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a product's liability insurance policy that limits its exposure. Based on the Company's historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

        The Company warrants all of the Company's non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of the Company's products during this warranty period. The amount of reserve is based on the Company's actual return and repair cost experience. The Company had $39,748 of accrued warranties at June 30, 2003.

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

        Our Microvolt T-Wave Alternans Test is performed using our primary products, the Heartwave System and our single use Micro-V Alternans Sensors. We sell both products in the U.S. through our 15 person direct sales force and through independent distributors outside the U.S. Profitability for our business requires that we are successful in our efforts to expand the installed base of our Heartwave units in the U.S. and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. In addition to our own direct sales efforts in the U.S., we utilize our relationships with established strategic partners to assist us in gaining access to our primary customer, the clinical cardiologist, to inform them of the large amount of clinical data that has been presented and published on the value and importance of Microvolt T-Wave Alternans to their patients.

        On May 12, 2003, we entered into an agreement for the sale of up to $6.5 million of Series A Convertible Preferred Stock to Medtronic, Inc. and a group of private investors. Under the terms of the financing, we issued and sold 696,825 shares of Series A Convertible Preferred Stock at a purchase price of $4.42 per share, for total proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in equal monthly intervals starting September 1, 2003. The exercise price of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of our common stock prior to the date of expiration. We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. We filed a registration statement with the Securities and Exchange Commission to register all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants. This registration statement was declared effective on June 20, 2003.

        The net proceeds from the sale of the securities have been allocated between the preferred stock and the warrants on our Balance Sheet. The terms of the financing provide that the conversion price of the preferred stock and warrants is subject to adjustment in certain circumstances. Therefore, the actual conversion price may be below the market price of our common stock at the time of conversion. The final closing price of our common stock as listed on the OTCBB on May 12, 2003 was $0.46 per share and as a result, we have valued the warrants and the beneficial conversion feature reflecting the May 12, 2003 commitment date and the most beneficial per share discount available to the preferred shareholders and warrant holders. The value of the beneficial conversion feature is $1,533,280. The amount of the beneficial conversion feature will be immediately accreted and the accretion will result in a deemed dividend. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders on our Statement of Operations for the three and six month periods ended June 30, 2003. The issuance of additional shares or warrants under this financing may result in an additional beneficial conversion feature being recorded.

        In June 2003, the results of a prospective study assessing the utility of Microvolt T-Wave Alternans, or MTWA, in predicting arrhythmic events in 137 patient with dilated cardiomyopathy were published in the Journal of the American College of Cardiology. The study, conducted by Stephan Hohnloser, MD, professor of Medicine at J.W. Goethe University in Frankfurt, Germany, demonstrated that MTWA provided an accurate means of identifying which patients with idiopathic dilated cardiomyopathy are at the greatest risk of sudden cardiac death. Patients who tested positive for MTWA were approximately 3.5 times more likely to suffer a sudden cardiac event than those who tested negative. Multivariate statistical analysis including seven other potential non-invasive risk stratifiers revealed that MTWA was the only independent predictor of tachyarrhythmic events.

        The results of a study assessing the utility of MTWA in predicting risk of sudden cardiac death among MADIT II type patients (heart attack survivors with a pumping efficiency of < 0.30) were reported in July 2003 issue of The Lancet. The results indicated that our MTWA Test identifies which MADIT II type patients are at low risk for sudden cardiac death and therefore may not benefit from implantation of a defibrillator. The study identified 129 MADIT II type patients taken from two previously published clinical trials which prospectively evaluated MTWA testing in a larger population of 957 patients. Of the MADIT II patients identified, 27% tested MTWA negative, while 73% were non-negative. After 24 months of follow-up, there were no sudden cardiac events in the MTWA negative patients, while 15.6% of the remaining patients experienced and event.

        We are participating in a large clinical study sponsored by Medtronic, Inc. called the MASTER study. It is intended to evaluate our MTWA Test as a tool for risk stratification of patients who have survived a heart attack and also have a low heart pumping efficiency. The MASTER study is scheduled to begin patient enrollment sometime during the third quarter of 2003. Approximately half of the planned 50 U.S. study sites have acquired the necessary MTWA equipment through the end of the second quarter. We anticipate that a majority of the remaining sites will purchase their equipment during the upcoming quarter.

Application of Critical Accounting Estimates

        The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, product returns, bad debts allowances, inventory valuation, investments, intangible assets, income taxes, financing operations, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. Our estimate of $44,009 represents 91% of the total unpaid balance in excess of 90 days past the due date. Our actual experience of customer receivables written off for the period ending June 30, 2003 is immaterial. Accordingly, we believe we have adequate allowances for doubtful accounts, however, additional write-offs may be necessary if future results significantly differ from our expectations.

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

Capitalized Software

        The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of June 30, 2003 no such write-offs have been made. The net realizable value is determined as the estimated future gross revenues from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which is $272,714 at June 30, 2003.

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

Results of Operations

Revenues:

	Three Months Ended June 30,					Six Months Ended June 30,
	2002	% of Total	2003	% of Total	% Change	June 2002	% of Total	2003	% of Total	% Change
Alternans Products:
U. S. (core business)	$646,634	62%	$1,193,373	73%	85%	$1,262,891	65%	$1,893,352	69%	50%
Europe	42,680	4%	64,044	4%	50%	68,440	3%	87,387	3%	28%
Asia/Pacific	1,230	0%	20,127	1%	1,536%	24,870	1%	26,527	1%	7%
Rest of World	1,680	0%	—	—	(100%)	1,680	0%	11,800	1%	602%

Total	692,224	66%	1,277,544	78%	85%	1,357,881	69%	2,019,066	74%	49%

All Other:
U. S.	244,246	23%	287,246	18%	18%	438,947	23%	587,759	22%	34%
Europe	46,447	5%	18,852	1%	(59%)	84,203	4%	58,098	2%	(31%)
Asia/Pacific	56,830	5%	32,334	2%	(43%)	67,440	3%	54,533	2%	(19%)
Rest of World	10,988	1%	11,260	1%	3%	10,988	1%	11,355	0%	3%

Total	358,511	34%	349,692	22%	(3%)	601,578	31%	711,745	26%	18%

Total Revenues	$1,050,735	100%	$1,627,236	100%	55%	$1,959,459	100%	$2,730,811	100%	39%

Three and Six Month Periods ended June 30, 2002 and 2003

        Revenue for the three month periods ended June 30, 2002 and 2003 was $1,050,735 and $1,627,236, respectively, an increase of 55%. During the three months ended June 30, 2003, revenue from our core business, which consists of our Heartwave Systems and Micro-V Alternans Sensors sold by our U.S. sales force and other Alternans Products sold through our distribution partners, increased 85% over the same period in 2002 and represented 73% of total revenue for the quarter compared to 62% of total revenue for the three months ended June 30, 2002. Unit sales of our Heartwave System and Micro-V Alternans Sensors increased 82% and 66% respectively, for the quarter ended June 30, 2003 over the same period in 2002. This unit growth accounted for the majority of the revenue increase in our core business during the quarter. The remainder of the increase in core business revenue is primarily attributable to improvement in net unit selling prices for both products. Revenue from the sale of disposable Micro-V Alternans Sensors accounted for 35% of our core business revenue and 27% of total company revenue for the three month period ended June 30, 2003 compared to 30% and 19%, respectively, for the same period in 2002. This increase in revenue from disposable sensors is a result of the continuing growth in the number of installed Heartwave Systems in the U.S. performing clinical MTWA tests. Revenue from the sale of Heartwave Systems and other Alternans Products accounted for the balance of our core business revenue.

        Total revenue for the six month periods ended June 30, 2002 and June 30 2003 was $1,959,459 and $2,730,811, respectively, an increase of 39%. Revenue from our core business increased 50% and represents 69% of total revenue for the six months ended June 30, 2003 compared to 65% of total revenue for the same period of 2002. Unit sales of our Heartwave Systems have increased 43% and sales of our Micro-V alternans Sensors increased 50% during the six month period ended June 30, 2003 compared to the same period in 2002. The remainder of the increase in core business revenue is primarily attributable to improvement in net unit selling prices for both products in the U.S. Revenue from the sale of disposable Micro-V Alternans Sensors accounted for 38% of our core business revenue and 25% of total company revenue for the six month period ended June 30, 2003 compared to 35% and 20%, respectively, for the same period in 2002. Revenue from the sale of stress equipment has increased 20% for the six month period ended June 30, 2003 over the same period of 2002, and represents 22% of total revenue for 2003 compared to 25% in 2002.

        Gross margin on products sold for the three month periods ended June 30, 2002 and 2003 was 27% and 55% of revenue, respectively. The improvement in the margin percentage to sales primarily reflects the effect of increased capital equipment and disposable Micro-V Alternans Sensors sales demand on the utilization of our relatively fixed manufacturing labor and overhead costs. Additionally, higher average selling prices for Heartwave systems and disposable sensors in the U.S. have also had a favorable impact. Gross margin for the six month periods ended June 30, 2002 and 2003 was 26% and 47%, respectively.

        Research and development expenses decreased from $419,038 in the three month period ended June 30, 2002 to $330,390 for the same period of 2003, a decrease of 21%. Research and development costs for the six month periods ended June 30, 2002 and 2003 were $787,947 and $551,321, respectively, a decrease of 30%. Specific development projects during both the three and six month periods ended June 30, 2002 in support of enhancements to our Heartwave System and our MTWA technology have since been completed. Currently active projects are targeted at increasing the functionality and ease of use of our MTWA products and technology and do not require a comparable level of expenditures as in the prior year. We expect research and development expenses to be consistent with this level of spending for the balance of 2003.

        Selling, general and administrative expenses increased from $1,541,875 in the three month period ended June 30, 2002 to $1,599,348 in the same period in 2003, an increase of 4%. This reflects the increase in variable selling expenses associated with higher sales volume in the U.S. core business plus the one-time severance costs of sales management personnel changes. For the six month periods ended June 30, 2002 and 2003, selling, general and administrative expenses were $3,032,580 and $3,014,508, respectively, a decrease of 1% reflecting a reduction in spending for consultant services supporting both our private and medicare reimbursement efforts, plus lower production costs incurred for product promotional materials. We anticipate that the run rate of these costs will increase modestly in the balance of 2003, reflecting anticipated increased sales volume and product marketing efforts.

        Net interest income was $26,658 for the three month period ended June 30, 2002, compared to net interest expense of $59 for the same period in 2003. The decline in both short and long term interest rates during the last twelve month period along with the decrease in invested cash account for the reduction in net interest income. For the six month period ended June 30, 2002, net interest income was $58,958 compared to net interest expense of $559 for the same period in 2003.

Liquidity and Capital Resources

        As of June 30, 2003, we had cash, cash equivalents and marketable securities of $4,272,997. During the three month period ended June 30, 2003, our cash, cash equivalents and marketable securities increased by $2,740,067, or 179%. This increase is primarily the result of $2,891,779 of net proceeds from the sale of series A convertible preferred stock and a $520,566 increase in our borrowings against our credit facility offset by our net loss for the three month period of $1,032,936.

        On May 12, 2003, we entered into an agreement for the sale of up to $6.5 million of Series A Convertible Preferred Stock to Medtronic, Inc. and a group of private investors. Under the terms of the financing, we issued and sold 696,825 shares of Series A Convertible Preferred Stock at a purchase price of $4.42 per share, for total gross proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. If we issue shares of common stock at a purchase price below the conversion price of the Series A Preferred Stock prior to November 12, 2004, the conversion price of the Series A Preferred Stock will be adjusted to equal such purchase price. The conversion price may also be adjusted following the last expiration date of the six tranches of short-term warrants if our revenue is below a specified amount for the period beginning April 1, 2003 and ending on either March 31, 2004 or June 30, 2004 (based upon when the last tranche of the short-term warrants expires). In that event, the conversion price of the Series A Preferred Stock will be adjusted to equal the lowest final exercise price per share of Series A Preferred Stock of the six tranches of short-term warrants (whether or not any of the short-term warrants are exercised.) As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in equal monthly intervals starting September 1, 2003. The exercise price per share of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of our common stock prior to the date of expiration. We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price per share of Medtronic's long-term warrant is $4.42 and the exercise price per share of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. The holders of all of the warrants described above are not obligated to exercise all or any portion of those warrants, and there can be no assurance that we will receive any additional funds from the exercise of any of these warrants.

        As of June 30, 2003, the amount of available balance utilized to finance capital equipment and accounts receivable under the terms of our Loan and Security Agreement with Silicon Valley Bank was $1,005,447. On April 4, 2003, we received notice from Silicon Valley Bank that we were in default under our Loan and Security Agreement dated September 26, 2002 as a result of a "material adverse change in our business, operations or condition." This notification was provided to us by the bank as a result of the report of our independent accountants on the completion of their audit of our financial statements for the year ended December 31, 2002, in which they expressed substantial doubt about our ability to continue as a going concern. Silicon Valley Bank advised us that this notification of an event of default would not result in the termination of our Loan and Security Agreement. On May 8, 2003, we entered into a Loan Modification Agreement with Silicon Valley Bank that updates selected financial covenants in the original Loan and Security Agreement and includes a waiver of the April 4, 2003 Event of Default conditioned on our completion of the above described financing. As a result of this waiver, we are able to continue our normal utilization of the $1.2 million credit facility. There can be no assurance that Silicon Valley Bank will renew our line of credit when the current line expires in September 2003.

        We anticipate the additional $3.1 million of cash received as a result of the sale of shares of our Series A Convertible Preferred Stock on May 12, 2003, will provide sufficient cash resources to satisfy the Company's cash requirements for approximately the next four calendar quarters. We expect that the additional $570,000 per month beginning August 2003, $3.4 million in total, to be received from the exercise of 100% of the short-term warrants issued to the investors as part of the financing will provide sufficient additional cash resources to fund the Company for the foreseeable future. The holders of all of the warrants described above are not obligated to exercise all or any portion of those warrants, and there can be no assurance that we will receive any additional funds from the exercise of any of these warrants.

        Inventory increased from $538,316 for the three month period ended March 31, 2003 to $592,330 for the three month period ended June 30, 2003. This increase is the result of timing of inventory purchases during the quarter to support increased sales demand.

        There were no significant fixed asset additions for the three month period ended June 30, 2003. As of June 30, 2003, we had fixed assets with a net book value of $343,258. We do not expect capital expenditures to exceed an aggregate of $500,000 through the end of fiscal 2003.

        Under the terms of certain license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $40,000 of such minimum license maintenance fees subsequent to June 30, 2003 as the technology is used.

Contractual Obligations and Commercial Commitments

        Our major contractual obligations are included in the table below. There are no major commercial commitments as of June 30, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$1,005,447	$969,965	$35,482	$—	$—
Capital Lease Obligations	$6,835	$2,103	$2,103	$2,103	$526
Operating Lease Obligations	$123,654	$91,624	$16,124	$13,668	$2,238
Purchase Obligations	$40,000	$10,000	$30,000	$—	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$—	$—	$—	$—	$—

Total	$1,175,936	$1,073,692	$83,709	$15,771	$2,764

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company is evaluating the impact of FIN 46 on its financial statements. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.

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

        We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through June 30, 2003. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

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

        We have authorized 75,000,000 shares of our common stock, of which 19,987,369 shares were issued and outstanding as of August 13, 2003. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we would likely need to issue securities which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

        In connection with the May 2003 financing, we issued 696,825 shares of our Series A Preferred Stock which are initially convertible into up to 9,058,725 shares of our common stock. As part of the May 2003 financing, we also issued warrants which are initially exercisable for 1,245,427 shares of our Series A Preferred Stock. Assuming exercise of all of these warrants, these shares of Series A Preferred Stock would initially be convertible into up to 16,190,551 shares of our common stock. The conversion price of the Series A Preferred Stock is subject to adjustment in certain circumstances. If we issue shares of common stock at a purchase price below the conversion price of the Series A Preferred Stock prior to November 12, 2004, the conversion price of the Series A Preferred Stock will be adjusted to equal such purchase price. The conversion price may also be adjusted following the last expiration date of the six tranches of short-term warrants if our revenue is below a specified amount for the period beginning April 1, 2003 and ending on either March 31, 2004 or June 30, 2004 (based upon when the last tranche of the short-term warrants expires). In that event, the conversion price of the Series A Preferred Stock will be adjusted to equal the lowest final exercise price per share of Series A Preferred Stock of the six tranches of short-term warrants (whether or not any of the short-term warrants are exercised). You would incur additional dilution of net tangible book value if the conversion price of the

Series A Preferred Stock is adjusted pursuant to these provisions and the holders of Series A Preferred Stock convert these shares of Series A Preferred Stock into shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

        As of August 7, 2003, we have reserved 5,831,543 shares of common stock for issuance upon exercise of stock options and warrants and 1,433,004 shares for future issuances under our stock plans. We have also reserved 25,249,276 shares of common stock for issuance upon conversion of our Series A Preferred Stock. As of August 7, 2003, holders of warrants and options to purchase an aggregate of 3,326,514 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In accordance with registration rights that we have granted to various individuals and entities requiring us to register their shares of common stock for public resale, we also have resale registration statements in effect registering 32,553,635 shares of our common stock. Included in the shares registered are the shares of common stock issuable upon conversion of the Series A Preferred Stock that we issued and sold in the May 2003 financing and that are issuable upon exercise of the warrants issued in connection with the financing. Assuming no adjustments to the conversion price of the Series A Preferred Stock (as described in the immediately preceding risk factor), the shares of Series A Preferred Stock (including the shares of Series A Preferred Stock issuable upon exercise of the warrants issued in the financing) are initially convertible into 25,249,276 shares of our common stock. In addition, as in the case of the May 2003 financing, in order to raise capital that we may need at today's stock prices, we will likely need to issue securities which are convertible into or exercisable for a significant amount of our common stock.. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

We may need to obtain additional funding to meet our future capital needs. If we are unable to obtain such financings, we would be required to significantly cut back our operations, sell assets or license potentially valuable technologies to third parties or cease operations.

        The auditors report covering our audited financial statements for the period ended December 31, 2002 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. Our auditors noted that we continue to have operating losses and without the realization of additional capital, it would be unlikely that we will be able to continue our business as a going concern. On May 12, 2003, we issued and sold shared of our Series A Convertible Preferred Stock and warrants for an aggregate purchase price of approximately $3.1 million. Although we anticipate we will receive additional funds of up to $3.4 million upon exercise of the warrants issued in connection with the financing, the holders of those warrants are under no obligation to exercise all or any portion of those warrants. In addition, there can be no assurance that Silicon Valley bank will renew our line of credit in September 2003. In order to remain in business, we may require additional funding to support our operations by the end of fiscal 2004 in the event that we do not meet our current operating plan. Additional funding may be unavailable on favorable terms, if at all. If we are unable to obtain sufficient additional funding when needed, we will have to significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties and/or cease operations. In addition, if we raise additional capital by issuing additional equity or convertible debt securities, our existing stockholders would suffer significant dilution.

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

        Competition from competitors' medical devices that diagnose cardiac disease is intense and likely to increase. Our success will depend on our ability to develop products and apply our technology and our ability to establish and maintain a market for our products. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, as well as with manufacturers of other invasive and non-invasive tests, including EP testing, electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. GE Medical Systems has introduced an analysis system it claims can measure t-wave alternans. GE Medical Systems has received concurrence from the FDA of their 510(k) allowing them to distribute the product in the United States. The FDA concurrence does not include approval of any predictive claims regarding their measurement of t-wave alternans. GE Medical Systems' Summary of Safety & Effectiveness only claims their abiltiy to measure fluctuations in the ST-T segment of a patients electrocardiogram. Many of our competitors and prospective competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by us. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

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

        The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others' proprietary rights. In particular, our competitors and other third parties hold issued patents and we believe they also hold pending patent applications, which may result in claims of infringement against us or other patent litigation. We also may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to us. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products, which may be competing unfairly with our products.

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

        See Note 2 to our Unaudited Condensed Financial Statements for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at June 30, 2003 due to the short maturities of these instruments.

        We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to Cambridge Heart is made known to our Chief Executive Officer and Chief Financial Officer by others within Cambridge Heart, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 12, 2003, we issued and sold to Medtronic, Inc. and a group of private investors 696,825 shares of Series A Convertible Preferred Stock at a purchase price of $4.42 per share, for total proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in equal monthly intervals starting September 1, 2003. The exercise price of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of our common stock prior to the date of expiration. We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. The shares of Series A Convertible Preferred Stock and the warrants were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act. We subsequently filed a registration statement with the Securities and Exchange Commission to register for resale all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants. This registration statement was declared effective on June 20, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on June 16, 2003 (the "Annual Meeting"). At the Annual Meeting, Robert P. Khederian was elected as Class I Director for a three year term. The other directors whose terms of office continued after the meeting are as follows: David A. Chazanovitz, Richard J. Cohen, M.D., Ph.D, Jeffrey J. Langan, Daniel M. Mulvena, and Louis M. Perlman.

        The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1.
To elect the following Class I Director to serve for the ensuing three years.

  Robert P. Khederian:    For: 17,299,124    Withheld: 370,852    Abstain: 0

2.
To approve an amendment to our Amended and Restated Certificate of Incorporation increasing the number of shares of Common Stock authorized from 50,000,000 to 75,000,000.

  For: 17,117,306    Against: 519,530    Abstain: 33,140

3.
To approve an amendment to our 2001 Stock Incentive Plan, increasing from 1,700,000 to 5,000,000 the total number of shares of our Common Stock authorized for issuance under such plan and increasing from 170,000 to 770,000 the number of restricted shares of our Common Stock authorized for issuance under such plan.

  For: 6,077,067    Against: 704,464    Abstain: 43,690

4.
To ratify the appointment of PricewaterhouseCoopers, LLP as independent auditors for the year ended December 31, 2003.

  For: 17,610,356    Against:    41,080    Abstain: 18,540

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

        We filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 13, 2003 reporting under Item 5 the issuance of a press release on May 12, 2003 announcing that we had entered into an agreement for the sale of up to $6.5 million of our Series A Convertible Preferred Stock to Medtronic, Inc. and a group of private investors led by Robert Khederian, a member of our Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.
Date: August 14, 2003	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.