Form 10-Q
period 2003-09-30
CAMBRIDGE HEART INC
filed 2003-11-14
CIK 913443

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding of each of the issuer's classes of common stock as of November 12, 2003:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	21,105,379

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

BALANCE SHEET

(UNAUDITED)

	December 31, 2002	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$1,092,181	$470,139
Marketable securities	2,001,231	3,454,487
Accounts receivable (net of allowance for doubtful accounts of $45,000 and $44,009 at December 31, 2002 and September 30, 2003, respectively)	1,163,752	1,741,740
Inventory	667,889	505,862
Prepaid expenses and other current assets	253,934	193,816

Total current assets	5,178,987	6,366,044
Fixed assets, net	461,344	282,225
Other assets	548,379	324,107

Total Assets	$6,188,710	$6,972,376

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$703,948	$466,433
Accrued expenses	519,741	714,320
Short term debt	803,029	90,807

Total current liabilities	2,026,718	1,271,560
Long term debt, net of current portion	5,584	4,206

Total Liabilities	2,032,302	1,275,766
Series A Redeemable Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2002 and September 30, 2003, respectively; 0 and 927,586 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	—	2,619,631
Warrants to acquire Series A Redeemable Convertible Preferred Stock	—	1,434,865

	—	4,054,496

Stockholder's equity:
Common stock, $.001 par value; 50,000,000 and 75,000,000 shares authorized at December 31, 2002 and September 30, 2003, respectively; 19,503,340 and 20,984,457 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	19,503	20,984
Additional paid-in capital	53,161,199	53,686,059
Accumulated deficit	(49,024,294)	(51,944,697)

	4,156,408	1,762,346
Less: deferred compensation	—	(120,232)

Total stockholders' equity	4,156,408	1,642,114

Total Liabilities and Stockholders' Equity	$6,188,710	$6,972,376

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenue	$1,273,582	$1,953,817	$3,233,041	$4,684,628
Cost of goods sold	787,743	879,877	2,247,498	2,320,917

Gross Profit	485,839	1,073,940	985,543	2,363,711
Cost and expenses:
Research and development	296,235	231,917	1,084,182	783,238
Selling, general and administrative	1,459,270	1,488,587	4,491,850	4,503,095

Loss from operations	(1,269,666)	(646,564)	(4,590,489)	(2,922,622)
Interest income	22,283	5,379	91,373	13,692
Interest expense	(3,639)	(2,601)	(13,771)	(11,473)

Net loss	$(1,251,022)	$(643,786)	$(4,512,887)	$(2,920,403)
Beneficial Conversion Feature (Note 5)	—	—	—	$(1,533,280)

Net loss attributable to common shareholder	$(1,251,022)	$(643,786)	$(4,512,887)	$(4,453,683)

Net loss per common share—basic and diluted	$(0.06)	$(0.03)	$(0.23)	$(0.23)
Weighted average common shares outstanding—basic and diluted	19,470,357	19,663,184	19,432,107	19,610,458

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(4,512,887)	$(2,920,403)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	405,501	408,922
Loss on disposal of fixed assets	1,977	7,565
Stock based compensation expense (benefit)	(53,224)	270,684
Changes in operating assets and liabilities:
Accounts receivable	(63,584)	(577,988)
Inventory	93,149	162,027
Prepaid expenses and other current assets	(263,752)	60,118
Other assets	(28,695)	4,838
Accounts payable and accrued expenses	(154,743)	(102,387)

Net cash used for operating activities	(4,576,258)	(2,686,624)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	3,073,459	—
Purchase of marketable securities	—	(1,453,256)
Purchase of fixed assets, net of retirements	(42,622)	(16,334)
Capitalization of software development costs	(28,350)	(1,600)

Net cash provided by (used in) investing activity	3,002,487	(1,471,190)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	192,011	12,645
Proceeds from issuance of Series A convertible preferred, net of issuance costs	—	4,236,727
Proceeds from (payment on) debt	(151,359)	(713,600)

Net cash provided by financing activities	40,652	3,535,772

Net decrease in cash and cash equivalents	(1,533,119)	(622,042)
Cash and cash equivalents at beginning of period	2,162,304	1,092,181

Cash and cash equivalents at end of period	$629,185	$470,139

        See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flow Information

        The Company paid $13,771 and $11,473 in interest expense for the nine-month periods ended September 30, 2002 and September 30, 2003, respectively.

        During the nine month period ended September 30, 2003, investors exercised their rights to convert 73,526 shares of Series A Redeemable Convertible Preferred Stock into 955,838 shares of the Company's Common Stock at $0.34 per share.

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company's accounting policies are described in the Notes to the Consolidated Financial Statements in the Company's 2002 Annaul Report on Form 10-K and updated, as necessary, in this Form 10-Q. Interim results are not necessarily indicative of the operating results for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Marketable securities consist of money market accounts, short-term securities of state government agencies, and short-term corporate bonds and commercial paper of companies with strong credit ratings and in diversified industries. The short-term securities of state government agencies are redeemable at their face value, and bear interest at variable rates, which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. The short-term corporate bonds and short-term securities of state government agencies with maturities greater than three months from date of purchase, totaling $2,001,231 and $0 at December 31, 2002 and September 30, 2003, respectively, are classified as held to maturity, and mature within one year. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $1,092,181 and $3,454,487 at December 31, 2002 and September 30, 2003, respectively, are classified as cash equivalents. All of these investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values at December 31, 2002 and September 30, 2003, respectively.

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

Revenue Recognition

        Revenue from the sale of product to all of the Company's customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company's obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectiblity is probable. Revenue from the sale of product to all of the Company's third-party distributors with whom the Company has a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Revenue from maintenance contracts and license agreements is recorded over the term of the underlying agreement. Payments of $85,123 at September 30, 2003 ($15,490 at December 31, 2002) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

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

        The Company amortizes software development costs on a straight-line basis over the estimated economic life of the product which is generally 3 years. The Company evaluates these costs for impairment at each balance sheet date by comparing the net realizable value of the product containing the software to the unamortized capitalized costs of that software. The amount by which the unamortized capitalized cost of the software exceeds the net realizable value of the software is written off. The net realizable value is determined as the estimated future gross revenues from that product containing the software reduced by the estimated future costs of completing and disposing of that product.

        Costs capitalized at September 30, 2003, which are included in other assets in the accompanying balance sheet, were $1,482,728 ($1,481,128 at December 31, 2002), net of $1,282,536 of accumulated amortization ($1,070,435 at December 31, 2002).

Licensing Fees and Patent Costs

        The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes that have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized at September 30, 2003 was $115,358 compared to $129,129 at December 31, 2002, which is included in other assets in the accompanying balance sheet.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At September 30, 2003, the Company has four stock-based compensation plans. The Company accounts for employee awards under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income

(loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net Loss:
As reported	$1,251,022	$643,786	$4,512,887	$2,920,403
Stock-based compensation (expense)/benefit included in reported net loss	1,246	(113,351)	53,224	(270,684)
Total stock-based compensation under the fair-value-based method for all awards	157,720	182,751	480,582	612,290

Pro forma	$1,409,988	$713,186	$5,046,693	$3,262,009
Net loss per share:
As reported—basic and diluted	$0.06	$0.03	$0.23	$0.15
Pro forma—basic and diluted	$0.07	$0.04	$0.26	$0.17

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

Net Loss Per Share

        Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 3,104,624 and 4,796,393 shares of common stock, warrants for the purchase of 1,365,262 and 1,370,400 shares of common stock, warrants for the purchases of 0 and 868,186 shares of Series A Redeemable Convertible Preferred Stock, and 0 and 927,586 shares of Series A Redeemable Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three and nine month periods ending September 30, 2002 and 2003, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. The Company has no other items of comprehensive income (loss), so the net income (loss) is equal to the comprehensive income (loss) for all periods presented.

3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        For the nine months ended September 30, 2003, one customer of the Company accounted for 16% of total revenues. This customer accounted for 11% of the accounts receivable balance at September 30, 2003. For the nine months ended September 30, 2002, two customers of the Company accounted for 10% and 16%, respectively, of total revenues. These customers accounted for 12% and 7%, respectively, of the accounts receivable balance at September 30, 2002.

4. INVENTORY

        Inventories consisted of the following at December 31, 2002 and September 30, 2003:

	December 31, 2002	September 30, 2003
Raw Materials	$579,586	$425,192
Work in Process	9,976	12,154
Finished Goods	78,327	68,516

	$667,889	$505,862

5. SALE OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

        On May 12, 2003, the Company entered into an agreement for the sale of up to $6.5 million of Series A Redeemable Convertible Preferred Stock ("preferred stock") to Medtronic, Inc. and a group of private investors. Under the terms of the financing, the Company issued and sold 696,825 shares of preferred stock at a purchase price of $4.42 per share, for total proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of the Company's common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. If the Company issues shares of common stock at a purchase price below the conversion price of the preferred stock prior to November 12, 2004, the conversion price of the preferred stock will be adjusted to equal such purchase price. The conversion price may also be adjusted following the last expiration date of the six tranches of short-term warrants, if the Company's revenue is below a specified amount for the period beginning April 1, 2003 and ending on either March 31, 2004 or June 30, 2004 (based upon when the last tranche of the short-term warrants expires). In that event, the conversion price of the preferred stock will be adjusted to equal the lowest final exercise price per share of preferred stock of the six tranches of short-term warrants (whether or not any of the short-term warrants are exercised.)

        As part of the financing, the Company issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in equal monthly intervals starting September 1, 2003. The exercise price per share of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of the Company's common stock prior to the date of expiration. The Company also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price per share of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009.

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

        The net proceeds from the sale of the securities have been allocated between the preferred stock and the warrants based on their relative fair values, on the Company's Balance Sheet. The terms of the financing provide that the conversion price of the preferred stock and warrants is subject to adjustment in certain circumstances. Therefore, the actual conversion price may be below the market price of the Company's common stock at the time of conversion. The final closing price of the Company's common stock as listed on the OTCBB on May 12, 2003 was $0.46 per share and as a result, the Company has valued the warrants and the beneficial conversion feature reflecting the May 12, 2003 commitment date and the most beneficial per share discount available to the preferred shareholders and warrant holders. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the convertible instruments issuance. The value of the beneficial conversion feature related to the preferred stock financing is $1,533,280. The amount of the beneficial conversion feature has been immediately accreted and the accretion will result in a deemed dividend as the preferred stock does not have a redemption term. The deemed dividend has been reflected as an adjustment to net loss applicable to common stockholders on the Company's Statement of Operations. The issuance of additional shares of preferred stock or warrants under this financing may result in an additional beneficial conversion feature being recorded.

        During the quarter ended September 30, 2003, short-term warrants for the purchase of 304,287 shares of preferred stock were exercised at a price of $4.42 per share providing the Company with gross proceeds of $1,344,949. Short-term warrants for the purchase of 469,437 additional shares of preferred stock with monthly expiration dates from November 1, 2003 to February 1, 2004 remain available for exercise at September 30, 2003. The Company has issued a total of 1,001,112 shares of preferred stock as of September 30, 2003, which has provided total gross proceeds of $4,424,915. During the three month period ended September 30, 2003, investors exercised their rights to convert 73,526 shares of preferred stock into 955,838 shares of the Company's Common Stock at $0.34 per share.

6. LINE OF CREDIT

        The Company has a working capital line of credit, which provides a borrowing base of 80% of eligible accounts receivable as defined in the Loan and Security Agreement, up to a maximum borrowing of $1,200,000, payable on demand. Under the terms of the Loan and Security Agreement, up to $300,000 is available as a term loan amortized over 24 months commencing January 1, 2002 for financing the purchase of eligible capital equipment, including computer hardware and manufacturing molds and tooling as defined in the agreement, through December 31, 2002. The remaining unused portion of the $1,200,000 facility is available to finance eligible customer receivable balances as defined in the agreement. Interest is payable in arrears at the bank's prime rate plus 2%. The entire outstanding balance is collateralized by all of the Company's tangible assets, excluding intellectual property. In connection with the working capital line, the Company issued a warrant to the bank for the purchase of up to 21,053 shares of the Company's Common Stock. The warrant expires on September 26, 2007 and had an exercise price of $2.28 per share. Pursuant to the terms of the warrant, the Company adjusted the number of shares for which the warrant is exercisable to 37,110 shares and the exercise price to $1.2935 per share.

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

        On April 4, 2003, the Company received notice from Silicon Valley Bank that the Company was in default under the Loan and Security Agreement as a result of a "material adverse change in its business, operations or condition." This notification was provided to the Company by the bank as a result of the report of the Company's independent accountants on the completion of their audit of the Company's financial statements for the year ended December 31, 2002, in which they expressed substantial doubt about the Company's ability to continue as a going concern. Silicon Valley Bank advised the Company that this notification of an event of default would not result in the termination of the Loan and Security Agreement. On May 8, 2003, the Company entered into a Loan Modification Agreement with Silicon Valley Bank that amended selected financial covenants in the original Loan and Security Agreement and included a waiver of the April 4, 2003 event of default, which was conditioned on the completion of the financing described in Note 5. As a result of this waiver, the Company was able to continue its normal utilization of the $1.2 million credit facility.

        On September 25, 2003, the Company entered into an amendment to the Loan and Security Agreement to extend the expiration date from September 25, 2003 to November 9, 2003. The amount outstanding on the line of credit at September 30, 2003 was $88,704. The Company incurred interest expense of $2,601 and $11,473 for the three and nine month periods ended September 30, 2003, respectively.

        On October 22, 2003, the Company notified Silicon Valley Bank of its intent not to renew the Loan and Security Agreement or to negotiate a new agreement. On October 30, 2003, the Company paid the full amount due under the Loan and Security Agreement.

7. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after February 1, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first reporting period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FIN 46 thus far have not had a material effect on the Company's financial statements and the adoption of the remaining provision of FIN 46 is not expected to have a material impact on the Company's financial statements.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatorily redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, the Standard is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable instruments of non-public entities, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The provisions of SFAS 150 thus far have not had a material effect on the Company's financial statements and the adoption of the remaining provision of SFAS 150 is not expected to have a material effect on the Company's financial statements.

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

        The Company warrants all of the Company's non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of the Company's products during this warranty period. The amount of reserve is based on the Company's actual return and repair cost experience. The Company had $47,964 of accrued warranties at September 30, 2003.

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

        On September 25, 2003, we entered into an amendment to our Loan and Security Agreement with Silicon Valley Bank to extend the expiration date from September 25, 2003 to November 9, 2003. On October 22, 2003, we notified Silicon Valley Bank of our intent not to seek renewal of the Loan and Security Agreement or to negotiate a new agreement at this time. On October 30, 2003, we repaid the remaining $83,462 due under the Loan and Security Agreement.

        During the quarter ended September 30, 2003, short-term warrants for the purchase of 304,287 shares of our Series A Convertible Preferred Stock ("preferred stock") were exercised at a price of $4.42 per share providing us with gross proceeds of $1,344,949. Short-term warrants for the purchase of 469,437 additional shares of preferred stock with monthly expiration dates from November 1, 2003 to February 1, 2004 remain available for exercise at September 30, 2003. We have issued a total of 1,001,112 shares of our preferred stock as of September 30, 2003 providing us with total gross proceeds of $4,424,915. During the three month period ended September 30, 2003, investors exercised their rights to convert 73,526 shares of preferred stock into 955,838 shares of our Common Stock at $0.34 per share.

        During the quarter ended September 30, 2003, we entered into a new two year Distribution and License Agreement with Burdick, Inc., a subsidiary of Quinton Cardiology Systems, Inc. for the exclusive right to market and distribute our MTWA software as a feature of their Quest Stress Test System and the non-exclusive right to sell our Micro-V Alternans Sensors to their customers who have purchased their Quest Stress Test System with the MTWA feature. This agreement replaces the previous agreement we had with Spacelabs, Inc., the former parent company of Burdick, Inc.

        We are participating in a 1,800 patient clinical study sponsored by Medtronic, Inc. called the MASTER study. It is intended to evaluate our MTWA Test as a tool for risk stratification of patients who have survived a heart attack and also have a low heart pumping efficiency. Medtronic held a meeting of all MASTER study principal investigators in September 2003 and has begun the enrollment of patients. Approximately 70% of the planned 60 U.S. study sites, participating in the MASTER Study, have acquired the necessary MTWA equipment through the end of the third quarter. We anticipate that the remaining sites will purchase their equipment during the upcoming quarter.

Application of Critical Accounting Estimates

        The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, product returns, bad debt allowances, inventory valuation, investments, intangible assets, income taxes, financing operations, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. Our estimate of $44,009 represents 21% of the total unpaid balance in excess of 90 days past the due date. Our actual experience of customer receivables written off for our third quarter is immaterial. Accordingly, we believe we have adequate allowances for doubtful accounts, however, additional write-offs may be necessary if future results significantly differ from our expectations.

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

Capitalized Software

        The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of September 30, 2003 no such write-offs have been made. The net realizable value is determined as the estimated future gross revenues from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which is $200,192 at September 30, 2003.

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

Results of Operations

Revenues:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2002	% of Total	2003	% of Total	% Change	2002	% of Total	2003	% of Total	% Change
Alternans Products:
U. S. (core business)	$891,811	70%	$1,507,503	77%	69%	$2,154,702	66%	$3,400,855	73%	58%
Europe	15,400	1%	40,290	2%	162%	83,840	3%	127,677	2%	52%
Asia/Pacific	600	0%	—	0%	(100%)	25,470	1%	26,527	0%	4%
Rest of World	58,821	5%	10,000	1%	(83%)	60,501	2%	21,800	1%	(64%)

Total	966,632	76%	1,557,793	80%	61%	2,324,513	72%	3,576,859	76%	54%

All Other:
U. S.	210,272	17%	280,481	14%	33%	649,219	20%	868,240	19%	34%
Europe	41,508	3%	61,856	3%	49%	125,711	4%	119,954	3%	(5%)
Asia/Pacific	11,806	1%	4,541	0%	(62%)	79,246	2%	59,074	1%	(26%)
Rest of World	43,364	3%	49,146	3%	13%	54,352	2%	60,501	1%	11%

Total	306,950	24%	396,024	20%	29%	908,528	28%	1,107,769	24%	22%

Total Revenues	$1,273,582	100%	$1,953,817	100%	53%	$3,233,041	100%	$4,684,628	100%	45%

Three and Nine Month Periods ended September 30, 2002 and 2003

        Total revenue for the three-month periods ended September 30, 2002 and 2003 was $1,273,582 and $1,953,817, respectively, an increase of 53%. During the three-months ended September 30, 2003, revenue from our core business, which consists of our Heartwave Systems and Micro-V Alternans Sensors sold by our U.S. sales force and other Alternans Products sold through our distribution partners, increased 69% over the same period in 2002 and represented 77% of total revenue for the three months ended September 30, 2003 compared to 70% of total revenue for the three months ended September 30, 2002. U.S. unit sales of our Heartwave System and sales of Micro-V Alternans Sensors increased 48% and 61% respectively, for the quarter ended September 30, 2003 over the same period in 2002. This unit growth accounted for the majority of the revenue increase in our core business during the three month period ended September 30, 2003. The remainder of the increase in core business revenue is primarily attributable to improvement in net unit selling prices for both products.

        Total revenue for the nine-month periods ended September 30, 2002 and September 30 2003 was $3,233,041 and $4,684,628, respectively, an increase of 45%. Revenue from our core business increased 58% and represents 73% of total revenue for the nine months ended September 30, 2003 compared to 66% of total revenue for the same period of 2002. U.S. unit sales of our Heartwave Systems increased 45% and sales of our Micro-V Alternans Sensors increased 54% during the nine month period ended September 30, 2003 compared to the same period in 2002. The remainder of the increase in core business revenue is primarily attributable to improvement in net unit selling prices for both products in the U.S. Revenue from the sale of stress equipment increased 27% for the nine-month period ended September 30, 2003 over the same period of 2002, and represents 20% of total revenue for 2003 compared to 23% in 2002.

        Gross margin on products sold for the three-month periods ended September 30, 2002 and 2003 was 38% and 55% of revenue, respectively. The improvement in the margin percentage to sales primarily reflects the effect of increased capital equipment and disposable Micro-V Alternans Sensors sales demand on the utilization of our relatively fixed manufacturing labor and overhead costs.

Additionally, higher average selling prices for Heartwave systems and disposable sensors in the U.S. have also had a favorable impact. Gross margin for the nine-month periods ended September 30, 2002 and 2003 was 30% and 50%, respectively.

        Research and development expenses decreased from $296,235 in the three-month period ended September 30, 2002 to $231,917 for the same period of 2003, a decrease of 22%. Research and development costs for the nine-month periods ended September 30, 2002 and 2003 were $1,084,182 and $783,238, respectively, a decrease of 28%. The decrease is primarily attributable to the completion of development projects during 2002 in support of modifications to our Heartwave System and our MTWA technology. Current year projects are targeted at increasing the functionality and ease of use of our MTWA products and technology and do not require a comparable level of expenditures as those in 2002. We expect research and development expenses to be consistent with this level of spending for the balance of 2003.

        Selling, general and administrative expenses increased from $1,459,270 in the three-month period ended September 30, 2002 to $1,488,587 in the same period in 2003, an increase of 2%. This reflects the increase in net selling and marketing cost associated with increased sales in the U.S. For the nine-month periods ended September 30, 2002 and 2003, selling, general and administrative expenses were $4,491,850 and $4,503,095, respectively, an increase of less than 1% reflecting a reduction in production costs incurred for product promotional materials net of increased selling costs in support of increased U.S. revenues. We anticipate that these costs will increase modestly in the balance of 2003, reflecting anticipated increased sales volume and product marketing efforts.

        Interest income and interest expense for the three-month period ended September 30, 2002 were $22,283 and $3,639 respectively, compared to interest income and interest expense for the same period in 2003 of $5,379 and $2,601 respectively. The decline in both short and long term interest rates during the last twelve-month period accounts for the reduction in net interest income. For the nine-month period ended September 30, 2002, interest income and interest expense were $91,373 and $13,771 respectively, compared to interest income and interest expense for the same period in 2003 of $13,692 and $11,473 respectively.

Liquidity and Capital Resources

        As of September 30, 2003, we had cash, cash equivalents and marketable securities of $3,924,626. During the nine-month period ended September 30, 2003, our cash, cash equivalents and marketable securities increased by $831,214, or 27%. This net increase primarily reflects net proceeds from the sale of preferred stock and the exercise of warrants to purchase preferred stock of $4,236,727, repayment of $713,600 of debt, and by our use of cash in support of normal operations of $2,686,624.

        On May 12, 2003, we entered into an agreement for the sale of up to $6.5 million of preferred stock to Medtronic, Inc. and a group of private investors. Under the terms of the financing, we issued and sold 696,825 shares of preferred stock at a purchase price of $4.42 per share, for total gross proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. If we issue shares of common stock at a purchase price below the conversion price of the preferred stock prior to November 12, 2004, the conversion price of the preferred stock will be adjusted to equal such purchase price. The conversion price may also be adjusted following the last expiration date of the six tranches of short-term warrants if our revenue is below a specified amount for the period beginning April 1, 2003 and ending on either March 31, 2004 or June 30, 2004 (based upon when the last tranche of the short-term warrants expires). In that event, the conversion price of the preferred stock will be adjusted to equal the lowest final exercise price per share of preferred stock of the six tranches of short-term warrants (whether or not any of the short-term warrants are exercised.)

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

        During the quarter ended September 30, 2003, short-term warrants for the purchase of 304,287 shares of preferred stock were exercised at a price of $4.42 per share providing us with gross proceeds of $1,344,949. Short-term warrants for the purchase of 469,437 additional shares of preferred stock with monthly expiration dates from November 1, 2003 to February 1, 2004 remain available for exercise at September 30, 2003. We have issued a total of 1,001,112 shares of preferred stock as of September 30, 2003, which has provided us with total gross proceeds of $4,424,915. During the three month period ended September 30, 2003, investors exercised their rights to convert 73,526 shares of preferred stock into 955,838 shares of our Common Stock at $0.34 per share.

        As of September 30, 2003, the amount of available balance utilized to finance capital equipment and accounts receivable under the terms of our Loan and Security Agreement with Silicon Valley Bank was $88,704. On April 4, 2003, we received notice from Silicon Valley Bank that we were in default under our Loan and Security Agreement dated September 26, 2002 as a result of a "material adverse change in our business, operations or condition." This notification was provided to us by the bank as a result of the report of our independent accountants on the completion of their audit of our financial statements for the year ended December 31, 2002, in which they expressed substantial doubt about our ability to continue as a going concern. Silicon Valley Bank advised us that this notification of an event of default would not result in the termination of our Loan and Security Agreement. On May 8, 2003, we entered into a Loan Modification Agreement with Silicon Valley Bank that amended selected financial covenants in the original Loan and Security Agreement and included a waiver of the April 4, 2003 event of default conditioned on our completion of the above described financing. As a result of this waiver, we were able to continue our normal utilization of the $1.2 million credit facility.

        On September 25, 2003, we entered into an amendment to our Loan and Security Agreement with Silicon Valley Bank to extend the expiration date from September 25, 2003 to November 9, 2003. On October 22, 2003, we notified Silicon Valley Bank of our intent not to seek renewal of the Loan and Security Agreement or to negotiate a new agreement. On October 30, 2003, we paid the remaining $83,462 due under the Loan and Security Agreement.

        We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months. We could receive an additional $520,000 per month beginning November 2003 through January 2004, $2.1 million in total, from the exercise of all of the remaining short-term warrants held by investors which would provide sufficient additional cash resources to fund the Company for the foreseeable future. The holders of all of the warrants described above are not obligated to exercise all or any portion of the remaining warrants, and there can be no assurance that we will receive any additional funds from the exercise of any of these warrants.

        Inventory decreased from $592,330 for the three-month period ended June 30, 2003 to $505,862 for the three-month period ended September 30, 2003. This decrease is the result of timing of scheduled inventory purchases during the quarter.

        There were no significant fixed asset additions for the three-month period ended September 30, 2003. As of September 30, 2003, we had fixed assets with a net book value of $282,225. We do not expect capital expenditures to exceed an aggregate of $100,000 through the end of fiscal 2003.

        Under the terms of certain license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $40,000 of such minimum license maintenance fees subsequent to September 30, 2003 as the technology is used.

Contractual Obligations and Commercial Commitments

        Our major contractual obligations are included in the table below. There are no major commercial commitments as of September 30, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Short-Term Debt Obligations	$88,704	$88,704	$—	$—	$—
Capital Lease Obligations	$6,309	$2,103	$2,103	$2,103	$—
Operating Lease Obligations	$74,560	$46,324	$15,687	$12,549	$—
Purchase Obligations	$40,000	$10,000	$30,000	$—	$—

Total	$209,573	$147,131	$47,790	$14,652

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as to existing entities. The FIN is effective to preexisting entities as of the beginning of the first interim period beginning after December 15, 2003, and to any new entities beginning February 1, 2003. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. The Company is evaluating the impact of FIN 46 on its financial statements. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial statements.

Factors Which May Affect Future Results

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q.

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

        We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial and increasing net losses through September 30, 2003. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase modestly in connection with the expansion of our sales and marketing activities. Revenues generated from the sale of our products will depend upon numerous factors, including:

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

        We have principally financed our operations over the past three years through the private placement of shares of our common stock and preferred stock. If we do not generate sufficient cash from our business to fund operations, or if we cannot obtain additional capital through equity or debt financings, we will be unable to continue as a going concern, to grow as planned and may not be able to take advantage of business opportunities, develop new technology or respond to competitive pressures. This could have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing we may need in the future may not be available on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders. For example, the preferred stock we issued and sold on May 12, 2003, has certain superior liquidation, voting, anti-dilution and other rights over the rights of our common stock.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

        We have authorized 75,000,000 shares of our common stock, of which 21,113,169 shares were issued and outstanding as of November 12, 2003. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price, which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we would likely need to issue securities, which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

        In connection with the May 2003 financing, we issued 696,825 shares of our preferred stock which are initially convertible into up to 9,058,725 shares of our common stock. As part of the May 2003 financing, we also issued warrants, which are initially exercisable for 1,245,427 shares of our preferred stock. Assuming exercise of all of these warrants, these shares of preferred stock would initially be convertible into up to 16,190,551 shares of our common stock. The conversion price of the preferred stock is subject to adjustment in certain circumstances. If we issue shares of common stock at a purchase price below the conversion price of the preferred stock prior to November 12, 2004, the conversion price of the preferred stock will be adjusted to equal such purchase price. The conversion price may also be adjusted following the last expiration date of the six tranches of short-term warrants if our revenue is below a specified amount for the period beginning April 1, 2003 and ending on either March 31, 2004 or June 30, 2004 (based upon when the last tranche of the short-term warrants expires). In that event, the conversion price of the preferred stock will be adjusted to equal the lowest final exercise price per share of preferred stock of the six tranches of short-term warrants (whether or not any of the short-term warrants are exercised). You would incur additional dilution of net tangible book value if the conversion price of the preferred stock is adjusted pursuant to these provisions and the holders of preferred stock convert these shares of preferred stock into shares of our common stock. During the three month period ended September 30, 2003, investors exercised their rights to convert 73,526 shares of preferred stock into 955,838 shares of our common stock at $0.34 per share.

The sale of a large number of shares of our common stock could depress our stock price.

        As of November 12, 2003, we have reserved 5,974,293 shares of common stock for issuance upon exercise of stock options and warrants and 1,150,417 shares for future issuances under our stock plans. We have also reserved 24,293,438 shares of common stock for issuance upon conversion of our preferred stock. As of November 12, 2003, holders of warrants and options to purchase an aggregate of 3,657,332 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In accordance with registration rights that we have granted to various individuals and entities requiring us to register their shares of common stock for public resale, we also have resale registration statements in effect registering 32,553,635 shares of our common stock. Included in the shares registered are the shares of common stock issuable upon conversion of the preferred stock that we issued and sold in the May 2003 financing and that are issuable upon exercise of the warrants issued in connection with the financing. Assuming no adjustments to the conversion price of the preferred stock (as described in the immediately preceding risk factor), the shares of preferred stock (including the shares of preferred stock issuable upon exercise of the warrants issued in the financing) are initially convertible into 25,249,276 shares of our common stock. In addition, as in the case of the May 2003 financing, in order to raise capital that we may need at today's stock prices, we will likely need to issue securities which are convertible into or exercisable for a significant amount of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

Financial investors may have interests different than you or Cambridge Heart, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our common stock.

        In connection with the May 2003 financing, we issued securities, which are initially convertible into approximately 51% of the number of shares of our outstanding common stock. In future financings, we may also issue securities, which are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from Cambridge Heart's long-term goals and the long-term goals of our management and other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to impact corporate actions requiring stockholder approval.

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

        The auditors report covering our audited financial statements for the period ended December 31, 2002 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. Our auditors noted that we continue to have operating losses and without the realization of additional capital, it would be unlikely that we will be able to continue our business as a going concern. On May 12, 2003, we issued and sold shares of our preferred stock and warrants for an aggregate purchase price of approximately $3.1 million. During the quarter ended September 30, 2003, short-term warrants for the purchase of 304,287 shares of preferred stock were exercised at a price of $4.42 per share providing us with gross proceeds of $1.3 million. Short-term warrants for the purchase of 469,437 additional shares of preferred stock with monthly expiration dates from November 1, 2003 to February 1, 2004 remain available for exercise at September 30, 2003. Although we anticipate we will receive additional funds of up to $2.1million upon exercise of the warrants issued in connection with the financing, the holders of those warrants are under no obligation to exercise all or any portion of those warrants. In order to remain in business, we may require additional funding to support our operations by approximately the end of fiscal 2004 in the event that we do not meet our current operating plan. Additional funding may be unavailable on favorable terms, if at all. If we are unable to obtain sufficient additional funding when needed, we will have to significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties and/or cease operations. In addition, if we raise additional capital by issuing additional equity or convertible debt securities, our existing stockholders would suffer significant dilution.

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

        Our revenues currently depend and will continue to depend, to a significant extent, on sales of our Heartwave system and Micro-V Alternans Sensors. Our ability to successfully commercialize these systems depends in part on maintaining adequate levels of third-party reimbursement for use of these systems by our customers. The amount of reimbursement in the United States that is available for clinical use of the Microvolt T-Wave Alternans Test may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement if they determine that a prescribed device has not received appropriate FDA or other governmental regulatory clearances, is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Our ability to commercialize the Heartwave system successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing a Microvolt T-Wave Alternans Test continue to be available from government authorities, private health insurers and other organizations, such as health maintenance organizations. We do not know whether the reimbursement level in the United States for the Microvolt T-Wave Alternans Test will increase in the future or that reimbursement amounts will not reduce the demand for, or the price of, our Heartwave system. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained, for Microvolt T-Wave Alternans Tests using our Heartwave system could have a material adverse effect on our business.

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

        See Note 2 to our Unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at September 30, 2003 due to the short maturities of these instruments.

        We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to Cambridge Heart is made known to our Chief Executive Officer and Chief Financial Officer by others within Cambridge Heart, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 12, 2003, we issued and sold to Medtronic, Inc. and a group of private investors 696,825 shares of Series A Convertible Redeemable Preferred Stock ("preferred stock") at a purchase price of $4.42 per share, for total proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There are six tranches of the short-term warrants that expire in equal monthly intervals starting September 1, 2003. The exercise price of these warrants is the lower of $4.42 or 13 times the 20 day average closing price of our common stock prior to the date of expiration. We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. We subsequently filed a registration statement with the Securities and Exchange Commission to register for resale all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants. This registration statement was declared effective on June 20, 2003.

        During the quarter ended September 30, 2003, short-term warrants for the purchase of 304,287 shares of preferred stock were exercised at a price of $4.42 per share providing us with gross proceeds of $1,344,949. Short-term warrants for the purchase of 469,437 additional shares of preferred stock with monthly expiration dates from November 1, 2003 to February 1, 2004 remain available for exercise at September 30, 2003. We have issued a total of 1,001,112 shares of preferred stock as of September 30, 2003, which has provided us with total gross proceeds of $4,424,915. During the three month period ended September 30, 2003, investors exercised their rights to convert 73,526 shares of preferred stock and were issued 955,838 shares of our common stock at $0.34 per share.

        The shares of preferred stock, the warrants and the shares of common stock issuable upon conversion of the shares of preferred stock were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

(b)
Reports on Form 8-K

  On July 29, 2003, we furnished a Current Report on Form 8-K under Item 12 containing a press release announcing our financial results for the three and nine month periods ended September 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.
Date: November 14, 2003	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Distribution and License Agreement dated August 1, 2003 between the Registrant and Burdick, Inc., a subsidiary of Quinton Cardiology Systems, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.