Form 10-Q
period 2004-03-31
CAMBRIDGE HEART INC
filed 2004-05-17
CIK 913443

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding of each of the issuer's classes of common stock as of May 11, 2004:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	28,364,916

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

BALANCE SHEET

(UNAUDITED)

	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$5,609,244	$5,097,113
Accounts receivable (net of allowance for doubtful accounts of $100,000 at December 31, 2003 and March 31, 2004, respectively)	1,762,885	1,097,471
Inventory	469,811	688,774
Prepaid expenses and other current assets	163,221	150,084

Total current assets	8,005,161	7,033,442
Fixed assets, net	235,875	223,330
Other assets	278,511	241,017

Total Assets	$8,519,547	$7,497,789

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$644,723	$326,699
Accrued expenses	969,077	687,367
Short term debt	2,103	2,103

Total current liabilities	1,615,903	1,016,169
Long term debt, net of current portion	3,681	3,088

Total Liabilities	1,619,584	1,019,257
Series A Redeemable Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2003 and March 31, 2004; 1,281,642 and 865,372 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively. Liquidation preference of $5,664,858 and $3,824,944 as of December 31, 2003 and March 31, 2004, respectively	4,588,814	2,892,052
Warrants to acquire Series A Redeemable Convertible Preferred Stock	1,024,150	889,546

	5,612,964	3,781,598
Stockholders' equity:
Common stock, $.001 par value; 75,000,000 shares authorized at December 31, 2003 and March 31, 2004, respectively; 21,178,907 and 28,217,886 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	21,179	28,218
Additional paid-in capital	53,770,911	56,179,273
Accumulated deficit	(52,411,924)	(53,426,125)
Less: deferred compensation	(93,167)	(84,432)

Total stockholders' equity	1,286,999	2,696,934

Total Liabilities and Stockholders' Equity	$8,519,547	$7,497,789

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2003	2004
Revenue	$1,103,575	$1,265,804
Cost of goods sold	710,666	564,707

Gross Profit	392,909	701,097
Cost and expenses:
Research and development	220,931	162,691
Selling, general and administrative	1,415,161	1,559,815

Loss from operations	(1,243,183)	(1,021,409)
Interest income	5,191	7,341
Interest expense	(5,691)	(133)

Net loss attributable to common shareholder	$(1,243,683)	$(1,014,201)

Net loss per common share—basic and diluted	$(0.06)	$(0.04)
Weighted average common shares outstanding—basic and diluted.	19,503,340	22,993,000

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(1,243,683)	$(1,014,201)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	138,517	71,008
Stock based compensation expense (benefit)	93	17,545
Changes in operating assets and liabilities:
Accounts receivable	228,306	665,414
Inventory	129,573	(218,963)
Prepaid expenses and other current assets	(32,406)	13,137
Other assets	4,839	—
Accounts payable and accrued expenses	(472,844)	(509,834)

Net cash used in operating activities	(1,247,605)	(975,894)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	1,101,231	—
Purchase of fixed assets	5,094	(20,969)
Capitalization of software development costs	(1,600)	—

Net cash provided by (used in) investing activity	1,104,725	(20,969)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	340
Proceeds from issuance of Series A convertible preferred, net of issuance costs	—	484,985
Payment on debt	(316,371)	(593)

Net cash provided by (used in) financing activities	(316,371)	484,732

Net decrease in cash and cash equivalents	(459,251)	(512,131)
Cash and cash equivalents at beginning of period	1,092,181	5,609,244

Cash and cash equivalents at end of period	$632,930	$5,097,113

        See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flow Information

        The Company paid $5,691 and $133 in interest expense for the three-month periods ended March 31, 2003 and March 31, 2004, respectively.

        During the three month period ended March 31, 2004, investors exercised their rights to convert 525,995 shares of Series A Redeemable Convertible Preferred Stock into 6,837,935 shares of the Company's Common Stock.

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of the Company. The Company's accounting policies are described in the Notes to the Consolidated Financial Statements in the Company's 2003 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. Interim results are not necessarily indicative of the operating results for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $4,612,732 and $5,042,187 at December 31, 2003 and March 31, 2004, respectively, are classified as cash equivalents. All of these investments have been recorded at amortized cost, which approximates fair market value. No realized or unrealized gains or losses have been recognized.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of employee stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At March 31, 2004, the Company has four stock-based compensation plans. The Company accounts for employee awards under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2004
Net Loss:
As reported	$1,243,683	$1,014,201
Stock-based compensation (expense)/benefit included in reported net loss	(93)	(17,545)
Total stock-based compensation under the fair-value-based method for all awards	135,123	87,596

Pro forma	$1,378,713	$1,084,252
Net loss per share:
As reported—basic and diluted	$0.06	$0.04
Pro forma—basic and diluted	$0.07	$0.05

        The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2004, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 50% for all periods; (iii) risk free interest rates of 2.78% and 2.43%; and (iv) expected option terms of 4 years for 2003 and 2004. SFAS 123 requires that volatility be considered in the calculation of the fair value of an option grant only for grants made when an entity has publicly traded securities or has filed a registration statement to do so. Accordingly, a volatility of 0% was utilized for options granted by the Company prior to the initial filing of its Registration Statement on Form S-1 in 1996.

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

The impact of options to purchase 3,420,700 and 4,617,250 shares of common stock, warrants for the purchase of 1,370,400 and 1,319,695 shares of common stock, warrants for the purchase of 0 and 471,703 shares of Series A Redeemable Convertible Preferred Stock, and 0 and 865,372 shares of Series A Redeemable Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three month period ended March 31, 2003 and 2004, respectively.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. The Company has no other items of comprehensive income for all periods presented.

3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        One customer of the Company accounted for 23% and 3% of total revenues for the three month periods ended March 31, 2003 and 2004, respectively and 17% and 1% of the accounts receivable balance as of March 31, 2003 and 2004, respectively.

4. INVENTORY

        Inventories consisted of the following at December 31, 2003 and March 31, 2004:

	December 31, 2003	March 31, 2004
Raw Materials	$394,650	$645,899
Work in Process	5,895	5,399
Finished Goods	69,266	37,476

	$469,811	$688,774

5. SALE OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

        The Company's Board of Directors has authorized 2,000,000 shares of the Company's $0.001 par value preferred stock. The preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights, which may be more expansive than the rights of the holders of the common stock. At March 31, 2004, the Company had 865,372 shares of Series A Redeemable Convertible Preferred Stock outstanding.

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

        As part of the financing, the Company issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There were six tranches of the short-term warrants that expired in equal monthly intervals starting September 1, 2003. The exercise price per share of these warrants was $4.42. At March 31, 2004, 100% of the short-term have been exercised by the investors at a price of $4.42 per share providing the Company with additional gross proceeds of $3,119,866.

        The Company also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price per share of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. At March 31, 2004, long-term warrants for the purchase of 67,873 and 352,926 shares of preferred stock have been issued to Medtronic and the investors, respectively.

        In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd. and a private investor, the Company issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. At March 31, 2004, short-term warrants for the purchase of 67,872 shares of preferred stock have been exercised by Tail Wind at a price of $4.42 per share providing the Company with additional gross proceeds of $299,994. In addition, the Company agreed to adjust the original exercise price of $2.28 per share of previously issued warrants, acquired pursuant to a previously completed private equity transaction, for the purchase of 459,770 and 172,414 shares of the Company's common stock issued to Tail Wind and a private investor to $0.285 per share.

        The Company filed a registration statement with the Securities and Exchange Commission to register all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants. This registration statement was declared effective on June 20, 2003.

        The net proceeds from the sale of the securities have been allocated between the preferred stock and the warrants based on their relative fair values, on the Company's Balance Sheet. The terms of the financing provide that the conversion price of the preferred stock and warrants is subject to adjustment in certain circumstances. Therefore, the actual conversion price may be below the market price of the Company's common stock at the time of conversion. The final closing price of the Company's common stock as listed on the National Association of Securities Dealers' OTC Bulletin Board on May 12, 2003 was $0.46 per share and as a result, the Company has valued the warrants and the beneficial conversion feature reflecting the May 12, 2003 commitment date and the most beneficial per share discount available to the preferred shareholders and warrant holders. A beneficial conversion feature was recorded as of the original transaction date as the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, was below the fair value of the common stock at the convertible instruments issuance. The value of the beneficial conversion feature recorded related to the preferred stock financing was $1,533,280. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the preferred stock does not have a redemption term. The deemed dividend was reflected as an adjustment to net loss applicable to common stockholders on the Company's Statement of Operations for the three month period ended June 30, 2003. The issuance of additional shares of preferred stock or warrants under this financing may result in an additional beneficial conversion feature being recorded.

        During the quarter ended March 31, 2004, short-term warrants for the purchase of 109,725 shares of preferred stock were exercised at a price of $4.42 per share providing the Company with gross proceeds of $484,985. The Company has issued a total of 1,470,549 shares of preferred stock as of March 31, 2004, which has provided total gross proceeds of $6,499,827. During the three month period ended March 31, 2004, investors exercised their rights to convert 525,995 shares of preferred stock into 6,837,935 shares of the Company's Common Stock.

6. COMMITMENTS

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

        The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of its products during this warranty period. The amount of reserve is based on the Company's actual return and repair cost experience. The Company has $46,256 of accrued warranties at March 31, 2004.

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

        Our Microvolt T-Wave Alternans Test is performed using our primary products, the Heartwave System and our single use Micro-V Alternans Sensors. We sell both products in the U.S. primarily through our 15 person direct sales force supplemented in selected territories by independent manufacturers' representatives. Outside the U.S. we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our Heartwave units in the U.S. and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. In addition to our own direct sales efforts in the U.S., we utilize our relationships with established strategic partners to assist us in gaining access to our primary customer, the clinical cardiologist, to inform them of the large amount of clinical data that has been presented and published on the value and importance of Microvolt T-Wave Alternans to their patients.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of the financial condition and results of operations is based upon the financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The notes to the financial statements contained in our Annual Report on Form 10-K include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, product returns, bad debts allowances, inventory valuation, investments, intangible assets, income taxes, financing operations, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        Revenue from the sale of product to all of the Company's customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company's obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force ("EITF") 00-21, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. We regularly sell maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recognized over the term of the underlying agreement. Payments of $170,476 at March 31, 2004 ($146,915 at December 31, 2003) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. We determine the amount of the allowance by evaluating the customer's credit history, current financial condition and payment history. We make a judgment as to the likelihood we will experience a loss of all or some portion of the outstanding balance. Our estimate of $100,000 represents 40% of the total unpaid balance in excess of 90 days past due date and 8% of our total accounts receivable at March 31, 2004. Our actual experience of customer receivables written off during the first quarter was immaterial. Accordingly, we believe we have an adequate allowance however additional write-offs could occur if future results significantly differ from our expectations.

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

Capitalized Software

        The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of March 31, 2004, no such write-offs have been made. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which is $123,519 at March 31, 2004.

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

Results of Operations

        The following table presents, for the periods indicated, our revenue by product line and geographic region. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any period.

Revenues:

	Three Months Ended March 31,
	2003	% of Total	2004	% of Total	% Change
Alternans Products:
U.S.	$699,979	63%	$928,813	73%	33%
Europe	23,343	2%	49,200	4%	111%
Asia/Pacific	6,400	1%	—	0%	(100%)
Rest of World	11,800	1%	40,800	3%	246%

Total	741,522	67%	1,018,813	80%	37%

All Other:
U.S.	300,513	27%	168,292	13%	(44%)
Europe	39,246	4%	30,109	3%	(23%)
Asia/Pacific	22,294	2%	48,590	4%	118%
Rest of World	—	0%	—	0%	0%

Total	362,053	33%	246,991	20%	(31%)

Total Revenues	$1,103,575	100%	$1,265,804	100%	15%

Three Month Periods ended March 31, 2003 and 2004

  REVENUE

        Total revenue for the three month period ended March 31, 2003 and 2004 was $1,103,575 and $1,265,804, respectively, an increase of 15%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $741,522 during the three month period ended March 31, 2003 compared to $1,018,813 during the same period of 2004, an increase of 37%. Our Alternans products accounted for 67% and 80% of total revenue for the three month period ended March 31, 2003 and 2004, respectively. The average selling price of our Heartwave System in the U.S. increased 32% during the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003, while the average selling price of our Micro-V Alternans Sensors increased 12% during the same period. The balance of the 37% increase in our revenue from the sale of Alternans Products is primarily the result of growth in units sold of all Alternans products.

        Revenue from the sale of non-Alternans products for the three month period ended March 31, 2003 and 2004 was $362,053 and $246,991, respectively, a decrease of 31%. As reported previously, our distribution agreement with Philips Medical Systems (Philips) expired at the end of fiscal 2003. This agreement granted them exclusive rights to distribute our CH 2000 stress test system in the U.S. and non-exclusive rights outside the U.S. Revenue from the sale of product to Philips for the three month period ended March 31, 2003 and 2004 was $255,503 and $0, respectively.

  GROSS PROFIT

        Gross Profit for the three month period ended March 31, 2003 and 2004 was 36% and 55% of total revenue, respectively. Increases in average selling prices of our Alternans products represent approximately 29% of this increase in gross profit. The majority of the balance of the improvement is the result of increases in sales volume of all products. We anticipate gross profit margins in fiscal 2004 will continue to be impacted by sales volume and selling price changes.

  OPERATING EXPENSES

        The following table presents, for the periods indicated our operating expenses. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three Months Ended
	March 31, 2003	% of Total Revenue	March 31, 2004	% of Total Revenue	% Inc/(Dec) March 31, 2004 vs 2003
Operating Expenses:
R&D	$220,931	20%	$162,691	13%	-26%
S.G.&A.	1,415,161	128%	1,559,815	123%	10%

Total	$1,636,092	148%	$1,722,506	136%	5%

  RESEARCH AND DEVELOPMENT

        Research and development expenses for the three month period ended March 31, 2003 and 2004 were $220,931 and $162,691, respectively, a decrease of 26%. We reduced our outside consulting costs during the three month period ended March 31, 2004 with the impact accounting for approximately 41% of the total decrease of 26%. The majority of the balance of the decrease is the result of lower spending on Heartwave and MTWA upgrade projects. We anticipate that our research and development expenses will increase modestly during the remainder of 2004.

  SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative, or SG&A expenses, for the three month period ended March 31, 2003 and 2004 were $1,415,161 and $1,559,815, respectively, an increase of 10%. Selling and marketing accounted for 44% and 64% of total SG&A for the three month period ended March 31, 2003 and 2004, respectively. These expenses increased 59% for the three month period ended March 31, 2004 when compared to the same period of 2003 primarily as a result of the expansion of our U.S. direct sales force from 15 to 18 sales territories. Administrative expenses increased 27% for the three month period ended March 31, 2004 when compared to the same period of 2003 due primarily to increased legal and accounting fees associated with the expanded scope of our 2003 audit and subsequent review of a number of sales transactions and a 23% increase in business insurance costs. We anticipate that some of these legal and accounting costs are non-recurring and that selling expenses will increase modestly during the remainder of fiscal 2004.

  INTEREST INCOME/INTEREST EXPENSE

        Interest income for the three month period ended March 31, 2003 and 2004 was $5,191 and $7,341, respectively, an increase of 41%. The increase is the result of higher amounts of invested cash. Interest expense for the three month period ended March 31, 2003 and 2004 was $5,691 and $133, respectively. The decrease is the result of the repayment of our credit line with Silicon Valley Bank in October 2003. The outstanding balance on the credit line at March 31, 2003 was $486,984.

  NET LOSS

        As a result of the factors described above, net loss attributable to common stockholders for the three month period ended March 31, 2003 and 2004 was $1,243,683 and $1,014,201, respectively, a decrease of 18%

Liquidity and Capital Resources

        Cash and cash equivalents were $5,097,113 at March 31, 2004 compared to $5,609,244 at December 31, 2003, a decrease of $512,131. This net decrease primarily reflects net proceeds from the exercise of warrants to purchase preferred stock of $484,985 less our use of cash in support of normal operations of $975,894. Accounts receivable, net of allowance for doubtful accounts at March 31, 2004 decreased $665,414, or 38%, primarily reflecting the decrease in sales for the three month period ended March 31, 2004 compared with sales for the fourth quarter of fiscal 2003. Inventory at March 31, 2004 increased $218,963, or 47% compared to December 31, 2003, primarily as a result of the lower volume of customer shipments than planned for the quarter. Prepaid expenses at March 31, 2004 decreased $13,137, or 8%, compared to December 31, 2003. Fixed asset additions during the three month period ended March 31, 2004 totaled $20,968.

        On May 12, 2003, we entered into an agreement for the sale of up to $6.5 million of Series A Redeemable Convertible Preferred Stock to Medtronic, Inc. and a group of private investors. Under the terms of the financing, we issued and sold 696,825 shares of preferred stock at a purchase price of $4.42 per share, for total gross proceeds of $3,079,967. Each share of the preferred stock is convertible into 13 shares of our common stock.

        As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There were six tranches of the short-term warrants that expired in equal monthly intervals starting September 1, 2003. The exercise price per share of these warrants was $4.42. At March 31, 2004, 100% of the short-term had been exercised by the investors at a price of $4.42 per share providing Cambridge Heart with additional gross proceeds of $3,119,866.

        We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price per share of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. At March 31, 2004, long-term warrants for the purchase of 67,873 and 352,926 of preferred stock have been issued to Medtronic and the investors, respectively.

        In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd. and a private investor, we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. At March 31, 2004, short-term warrants for the purchase of 67,872 shares of preferred stock have been exercised by Tail Wind at a price of $4.42 per share providing us with additional gross proceeds of $299,994. In addition, we agreed to adjust the original exercise price of $2.28 per share of previously issued warrants, acquired pursuant to a previously completed private equity transaction, for the purchase of 459,770 and 172,414 shares of our common stock issued to Tail Wind and a private investor to $0.285 per share.

        We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months.

        Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $30,000 of such minimum license maintenance fees subsequent to March 31, 2004. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements. As of March 31, 2004, we believe we were in full compliance with all requirements of these agreements.

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of March 31, 2004 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Short-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$5,191	$2,103	$3,088	$—	$—
Operating Lease Obligations	$245,040	$142,028	$103,012	$—	$—
Purchase Obligations	$30,000	$10,000	$20,000	$—	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$—	$—	$—	$—	$—

Total	$280,298	$154,131	$126,167	$—

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

Our quarterly revenues, operating results will vary from quarter to quarter, which may result in volatility in our stock price.

        Our quarterly revenues and operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations are due to several factors relating to the sale of our products, including:

  •
  the timing of our sales transactions,

  •
  unpredictable sales cycles,

  •
  the timing of introduction and market acceptance of new products or product enhancements by us or our competitors,

  •
  changes in our operating expenses,

  •
  product quality problems, and

  •
  personnel changes and fluctuations in economic and financial market conditions.

        We believe that period-to-period comparisons of our results of operations are not necessarily meaningful. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in future quarters, our results of operations will be below the expectations of investors, analysts or our announced guidance, if any. In any case, the price of our common stock could be materially adversely affected.

We have a history of net losses, we expect to continue to incur net losses and may not achieve or maintain profitability.

        We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial net losses through March 31, 2004. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenue generated from the sale of our products will depend upon numerous factors, including:

  •
  the extent to which our products gain market acceptance;

  •
  varying pricing promotions and volume discounts to customers;

  •
  competition; and

  •
  the availability and amount of third-party reimbursement.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

        We have authorized 75,000,000 shares of our common stock, of which 28,217,886 shares were issued and outstanding as of March 31, 2004. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price, which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we would likely need to issue securities, which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

        As of March 31, 2004, we have issued a total of 1,470,549 shares of our preferred stock to private investors. These shares are initially convertible into up to 19,117,137 shares of our common stock. At March 31, 2004, 865,372 shares of our preferred stock were outstanding, which were convertible into 11,249,836 shares of our common stock. At March 31, 2004, investors hold warrants to acquire an additional 471,703 shares of our preferred stock, which is convertible into 6,132,139 shares of our common stock. You would incur additional dilution of net tangible book value if the holders of preferred stock convert these shares of preferred stock into shares of our common stock. As of March 31, 2004, investors exercised their rights to convert 605,177 shares of preferred stock into 7,867,301 shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

        As of March 31, 2004, we have reserved 6,050,070 shares of common stock for issuance upon the exercise of stock options and warrants and 1,103,125 shares for future issuances under our stock plans. We have also reserved 17,381,975 shares of common stock for issuance upon conversion of our preferred stock. As of March 31, 2004, holders of warrants and options to purchase an aggregate of 9,836,186 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In accordance with registration rights that we have granted to various individuals and entities requiring us to register their shares of common stock for public resale, we also have resale registration statements in effect registering 32,553,635 shares of our common stock. Included in the shares registered are the shares of common stock issuable upon conversion of the preferred stock that we issued and sold in the May 2003 financing and that are issuable upon exercise of the warrants issued in connection with the financing. Assuming no adjustments to the conversion price of the preferred stock, the shares of preferred stock (including the shares of preferred stock issuable upon exercise of the warrants issued in the financing) are initially convertible into 25,249,276 shares of our common stock. In addition, as in the case of the May 2003 financing, in order to raise capital that we may need at today's stock prices, we will likely need to issue securities which are convertible into or exercisable for a significant amount of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

Financial investors may have interests different than you or Cambridge Heart, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our common stock.

        In connection with the May 2003 financing, we issued securities, which were initially convertible into approximately 51% of the number of shares of our outstanding common stock. In future financings, we may also issue securities, which are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from Cambridge Heart's long-term goals and the long-term goals of our management and other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to impact corporate actions requiring stockholder approval.

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

        We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization can not be found on a timely basis in the relevant geographic market. Because we rely on distributors for international sales, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, we cannot be sure that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us. In the three month period ended March 31, 2004, 10% of our revenue came from the sale of product to international distributors.

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

        See Note 2 to our Unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, trade payables, and line of credit at fair value at March 31, 2004 due to the short maturities of these instruments.

        We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Cambridge Heart is made known to our Chief Executive Officer and Chief Financial Officer by others within Cambridge Heart, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)
Changes in Disclosure Controls and Internal Controls.

        In connection with the audit of our financial statements for the year ended December 31, 2003, the independent auditors informed us that they had discovered a number of issues that constituted a material weakness in our internal control over financial reporting. Management and the Audit

Committee identified conditions relating primarily to our product return and sales order processing policies and procedures that were considered to be a material weakness in our disclosure controls and our internal controls for the year ended December 31, 2003 under standards established by the American Institute of Certified Public Accountants. In particular, the weaknesses in both our disclosure controls and internal controls pertained to the following areas:

  •
  proper authorization of exceptions to the company's product return policy to include the appropriate finance personnel,

  •
  compliance with company policies requiring the inclusion of all agreements and commitments with customers on the customer's order documents, and

  •
  as a consequence, the failure, in a limited number of instances, to properly integrate and evaluate product returns and non-standard conditions of sale as part of the revenue recognition review process

        Management and the Audit Committee have taken actions with respect to these weaknesses, including (1) retraining all sales personnel on the company's polices regarding product returns and sales order processing, (2) establishment of mandatory procedures for authorization of exceptions to the company's product returns policy to insure inclusion of appropriate financial personnel, (3) requiring all sales personnel to certify, on a quarterly basis, that no terms or conditions of sale exist beyond those contained in the applicable executed customer purchase order, and (4) implementing a policy to ensure that the appropriate sales personnel receive a copy of executed customer purchase orders, (5) adopting a code of business conduct and ethics which applies to all of our employees, and (6) enhanced training of sales, operations and finance personnel regarding the foregoing.

        In addition, management believes that the corrective actions taken have provided us with reasonable assurance that the identified issues will not limit the effectiveness of our disclosure controls or internal controls. Management believes that we implemented procedures addressing the weakness in our controls.

        Other than as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 12, 2003, we issued and sold to Medtronic, Inc. and a group of private investors 696,825 shares of Series A Redeemable Convertible Preferred Stock ("preferred stock') at a purchase price of $4.42 per share, for total proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There were six tranches of the short-term warrants that expired in equal monthly intervals starting September 1, 2003. The exercise price of these warrants was $4.42. We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. We subsequently filed a registration statement with the Securities and Exchange Commission to register for resale all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants. This registration statement was declared effective on June 20, 2003.

        During the quarter ended March 31, 2004, short-term warrants for the purchase of 109,725 shares of preferred stock were exercised at a price of $4.42 per share providing us with gross proceeds of $484,984. As of March 31, 2004, 100% of the outstanding short-term warrants for the purchase of shares of preferred stock have been exercised. We have issued a total of 1,470,549 shares of preferred stock as of March 31, 2004, which has provided us with total gross proceeds of $6,499,827. During the three month period ended March 31, 2004, investors exercised their rights to convert 525,995 shares of preferred stock and were issued 6,837,935 shares of our common stock at $0.34 per share.

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

  On February 25, 2004, we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing our financial results for the quarter and year to date ended December 31, 2003. The date of this Current Report on Form 8-K is February 25, 2004.

  On May 11, 2004 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing our financial results for the quarter ended March 31, 2004. The date of this Current Report on Form 8-K is May 11, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.
Date: May 17, 2004	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.