Form 10-Q
period 2004-06-30
CAMBRIDGE HEART INC
filed 2004-08-16
CIK 913443

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares outstanding of each of the issuer's classes of common stock as of August 10, 2004:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	32,211,093

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$5,609,244	$2,898,901
Marketable securities	—	1,200,000
Accounts receivable (net of allowance for doubtful accounts of $100,000 and $140,000 at December 31, 2003 and June 30, 2004, respectively)	1,762,885	903,072
Inventory	469,811	565,641
Prepaid expenses and other current assets	163,221	91,510

Total current assets	8,005,161	5,659,124
Fixed assets, net	235,875	297,808
Other assets	278,511	230,527

Total Assets	$8,519,547	$6,187,459

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$644,723	$335,022
Accrued expenses	969,077	518,029
Short term debt	2,103	2,103

Total current liabilities	1,615,903	855,154
Long term debt, net of current portion	3,681	2,387

Total Liabilities	1,619,584	857,541
Series A Redeemable Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2003 and June 30, 2004; 1,281,642 and 565,605 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively. Liquidation preference of $5,664,858 and $2,499,974 as of December 31, 2003 and June 30, 2004, respectively	4,588,814	1,678,372
Warrants to acquire Series A Redeemable Convertible Preferred Stock	1,024,150	889,546

	5,612,964	2,567,918
Stockholder's equity:
Common stock, $.001 par value; 75,000,000 shares authorized at December 31, 2003 and June 30, 2004, respectively; 21,178,907 and 32,211,093 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	21,179	32,211
Additional paid-in capital	53,770,911	57,456,586
Accumulated deficit	(52,411,924)	(54,623,511)
Less: deferred compensation	(93,167)	(103,286)

Total stockholders' equity	1,286,999	2,762,000

Total Liabilities and Stockholders' Equity	$8,519,547	$6,187,459

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Revenue	$1,627,236	$1,168,494	$2,730,811	$2,434,298
Cost of goods sold	730,375	586,352	1,441,041	1,151,059

Gross Profit	896,861	582,142	1,289,770	1,283,239
Cost and expenses:
Research and development	330,390	172,296	551,321	334,986
Selling, general and administrative	1,599,348	1,615,452	3,014,508	3,175,268

Loss from operations	(1,032,877)	(1,205,606)	(2,276,059)	(2,227,015)
Interest income	3,122	8,420	8,313	15,761
Interest expense	(3,181)	(200)	(8,872)	(333)

Net loss	$(1,032,936)	$(1,197,386)	$(2,276,618)	$(2,211,587)
Beneficial conversion feature	(1,533,280)	—	(1,533,280)	—

Net loss attributable to common shareholders	$(2,566,216)	$(1,197,386)	$(3,809,898)	$(2,211,587)

Net loss per common share—basic and diluted	$(0.13)	$(0.04)	$(0.19)	$(0.08)
Weighted average common shares outstanding—basic and diluted.	19,630,127	29,698,305	19,583,658	26,345,495

See accompanying notes to condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(2,276,618)	$(2,211,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,332	154,126
Stock based compensation expense	157,333	37,891
Allowance for doubtful accounts	—	40,000
Changes in operating assets and liabilities:
Accounts receivable	(144,137)	819,813
Inventory	75,559	(95,830)
Prepaid expenses and other current assets	124,219	71,711
Other assets	4,838	—
Accounts payable and accrued expenses	(138,382)	(670,849)

Net cash used in operating activities	(1,932,856)	(1,854,725)

Cash flows from investing activities:
Purchase of marketable securities	(1,227,887)	(1,200,000)
Purchase of intangible assets	—	(28,469)
Purchase of fixed assets	(2,246)	(139,606)
Capitalization of software development costs	(1,600)	—

Cash used in investing activities	(1,231,733)	(1,368,075)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,839	28,766
Proceeds from issuance of Series A convertible preferred, net of issuance costs	2,891,779	484,985
Proceeds from (Repayment) of debt	203,669	(1,294)

Net cash provided from financing activities	3,116,287	512,457

Net decrease in cash and cash equivalents	(48,302)	(2,710,343)
Cash and cash equivalents at beginning of period	1,092,181	5,609,244

Cash and cash equivalents at end of period	$1,043,879	$2,898,901

See accompanying notes to condensed financial statements.

Supplemental Disclosure of Cash Flow Information

        The Company paid $8,872 and $333 in interest expense for the six-month periods ended June 30, 2003 and June 30, 2004, respectively.

        During the six month period ended June 30, 2004, investors exercised their rights to convert 825,762 shares of Series A Redeemable Convertible Preferred Stock into 10,734,896 shares of the Company's Common Stock.

        During the six month period ended June 30, 2004, the Company issued restricted stock to members of its Board of Directors and recorded non-cash deferred compensation amounting to $49,340, of which $21,752 have been recognized as stock based compensation expense in the statement of operations. The Company recorded non-cash deferred compensation to members of its Board of Directors of $49,340 during the six month period ended June 30, 2003.

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

        Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,032,877 and $1,205,606 for the three month periods ended June 30, 2003 and 2004, respectively and $2,276,059 and $2,227,015 for the six month periods ended June 30, 2003 and 2004, respectively and recurring negative cash flow from operations for the six month periods ended June 30, 2003 and 2004 of $1,932,856 and $1,854,725, respectively. In addition, we have an accumulated deficit of $54,623,511 at June 30, 2004. If we are unable to generate sufficient revenue to sustain operations we may need to seek additional sources of financing. There is no certainty that such efforts would be successful.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

        The Company considers all highly liquid debt instruments purchased with remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with triple "A" credit rating. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains or losses, if any, excluded from earnings and reported as a separate component of shareholders' equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amount to $0 and $1,200,000 at December 31, 2003 and June 30, 2004, respectively and no realized or unrealized gains or losses have been recognized during the periods presented. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $5,609,244 and $2,898,901 at December 31, 2003 and June 30, 2004, respectively, are classified as cash equivalents. All of the Marketable Securities have been recorded at amortized cost, which approximates fair market value.

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2003 and June 30, 2004, the Company has four stock-based compensation plans. The Company accounts for employee awards under those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 as amended by SFAS 148—"Accounting for Stock-Based Compensation—Transition and Disclosure" for the Company's employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair values, consistent with the method required under the recognition provisions of SFAS 148, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net loss attributable to common stockholders:
As reported	$2,566,216	$1,197,386	$3,809,898	$2,211,587
Stock-based compensation (expense) included in reported net loss	(157,240)	(20,348)	(157,333)	(37,957)
Total stock-based compensation under the fair-value-based method for all awards	294,416	98,558	429,539	186,154

Pro forma net loss	$2,703,392	$1,275,532	$4,082,104	$2,359,784
Net loss per share:
As reported—basic and diluted	$0.13	$0.04	$0.19	$0.08
Pro forma—basic and diluted	$0.14	$0.04	$0.21	$0.09

        The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2004, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 50% for all periods; (iii) risk free interest rates of 2.46% and 2.43%; and (iv) expected option terms of 4 years for 2003 and 2004.

Use of Estimates

        The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss Per Share

        Consistent with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 4,571,893 and 4,759,875 shares of common stock, warrants for the purchase of 1,386,362 and 1,319,695 shares of common stock, warrants for the purchase of 982,771 and 471,703 shares of Series A Redeemable Convertible Preferred Stock, and 696,825 and 565,605 shares of Series A Redeemable Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three and six month period ended June 30, 2003 and 2004, respectively.

        Emerging issues Task Force ("EITF") 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share ("EITF 03-6"), was issued in March 2004. EITF 03-6 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows as the Company incurred a net loss for the three and six month period ended June 30, 2003 and 2004. This pronouncement will have an impact when the Company incurs a net income and at that time, we will evaluate whether our existing securities meet the definition of a "participating security" under the provisions of EITF 03-6.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and unrealized gains or losses associated with securities held by the Company as defined in SFAS 115. The Company has no other items of comprehensive income for all periods presented.

3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        One customer of the Company accounted for 9% of total revenues for the six month period ended June 30, 2004 and 9% of the accounts receivable balance as of June 30, 2004. For the six month period ended June 30, 2003, this same customer accounted for 18% of total revenue and 13% of the accounts receivable balance at June 30, 2003.

4. INVENTORY

        Inventories consisted of the following at December 31, 2003 and June 30, 2004:

	December 31, 2003	June 30, 2004
Raw Materials	$394,650	$539,664
Work in Process	5,895	420
Finished Goods	69,266	25,557

	$469,811	$565,641

5. SALE OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

        The Company's Board of Directors has authorized 2,000,000 shares of the Company's $0.001 par value preferred stock. The preferred stock may be issued at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights, which may be more expansive than the rights of the holders of the common stock. At June 30, 2004, the Company had 565,605 shares of Series A Redeemable Convertible Preferred Stock outstanding.

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

        As part of the financing, the Company issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There were six tranches of the short-term warrants that expired in equal monthly intervals starting September 1, 2003. The exercise price per share of these warrants was $4.42. At June 30, 2004, 100% of the short-term warrants have been exercised by the investors at a price of $4.42 per share providing the Company with additional gross proceeds of $3,119,866.

        The Company also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price per share of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. At June 30, 2004, long-term warrants for the purchase of 67,873 and 352,926 shares of preferred stock have been issued and are outstanding to Medtronic and the investors, respectively.

        In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd. and a private investor, the Company issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. At June 30, 2004, short-term warrants for the purchase of 67,872 shares of preferred stock have been exercised by Tail Wind at a price of $4.42 per share providing the Company with additional gross proceeds of $299,994. In addition, on May 12, 2003, the Company agreed to adjust the original exercise price of $2.28 per share of previously issued warrants, acquired pursuant to a previously completed private equity transaction, for the purchase of 459,770 and 172,414 shares of the Company's common stock issued to Tail Wind and a private investor to $0.285 per share.

        The Company filed a registration statement with the Securities and Exchange Commission to register all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants. This registration statement was declared effective on June 20, 2003.

        The net proceeds from the sale of the securities have been allocated between the preferred stock and the warrants based on their relative fair values, on the Company's Balance Sheet. The terms of the financing provide that the conversion price of the preferred stock and warrants is subject to adjustment in certain circumstances. Therefore, the actual conversion price may be below the market price of the Company's common stock at the time of conversion. The final closing price of the Company's common stock as listed on the National Association of Securities Dealers' OTC Bulletin Board on May 12, 2003 was $0.46 per share and as a result, the Company has valued the warrants and the beneficial conversion feature reflecting the May 12, 2003 commitment date and the most beneficial per share discount available to the preferred shareholders and warrant holders. A beneficial conversion feature was recorded as of the original transaction date as the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, was below the fair value of the common stock at the convertible instruments issuance. The value of the beneficial conversion feature recorded related to the preferred stock financing was $1,533,280. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the preferred stock does not have a redemption term. The deemed dividend was reflected as an adjustment to net loss applicable to common stockholders on the Company's Statement of Operations for the three and six month period ended June 30, 2003. The issuance of additional shares of preferred stock or warrants under this financing may result in an additional beneficial conversion feature being recorded.

        During the three and six month periods ended June 30, 2004, respectively, short-term warrants for the purchase of 0 and 109,725 shares of preferred stock were exercised at a price of $4.42 per share providing the Company with gross proceeds of $0 and $484,985. The Company has issued a total of 1,470,549 shares of preferred stock as of June 30, 2004, which has provided total gross proceeds of $6,499,827. During the three and six month periods ended June 30, 2004, respectively, investors exercised their rights to convert 299,767 and 825,762 shares of preferred stock into 3,896,971 and 10,734,906 shares of the Company's Common Stock.

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

        The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of its products during this warranty period. The amount of reserve is based on the Company's actual return and repair cost experience. The Company has $34,677 of accrued warranties at June 30, 2004 ($58,202 at December 31, 2003).

	For the three month period ended June 30, 2004	For the six month period ended June 30, 2004
Balance at beginning of period	$46,256	$58,202
Cost of warranty for units sold	9,864	20,040
Cost of expired warranty	(21,443)	(43,565)

Balance at end of period	$34,677	$34,677

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

        In June 2004, we were issued a patent from the U.S. Patent and Trademark Office entitled "Analytical Signal Method for Analysis of T-wave Alternans." In addition, we also received a Notice of Allowance for the same patent from the European Patent Office. These key patents cover our proprietary Analytical Spectral Method of digital signal processing, which is a corner stone of our Microvolt T-Wave Alternans technology.

        In July 2004, Kenneth Hachikian and Reed Malleck were elected to the Board of Directors to replace Louis Perlman and Robert DePasqua both of whom resigned earlier this year. Daniel Mulvena retired from the Board of Directors effective July 1, 2004. Mr. Mulvena was elected to the board in December 1999 and was appointed to the role of Chairman of the Board in March 2002. David Chazanovitz, our President and CEO was appointed Chairman to replace Mr. Mulvena effective July 1, 2004.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of the financial condition and results of operations is based upon the financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The notes to the financial statements contained in our Annual Report on Form 10-K include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        Revenue from the sale of product to all of the Company's customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company's obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force ("EITF") 00-21, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. We regularly sell maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recognized over the term of the underlying agreement. Additionally, revenue associated with the in- service of new systems sold is recognized in the period in which the service is provided. Revenue of $183,389 at June 30, 2004 ($146,915 at December 31, 2003) associated with these activities is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. We determine the amount of the allowance by evaluating the customer's credit history, current financial condition and payment history. We make a judgment as to the likelihood we will experience a loss of all or some portion of the outstanding balance. Our estimate of $140,000 represents 33% of the total unpaid balance in excess of 90 days past due date and 13% of our total accounts receivable at June 30, 2004. Our actual experience of customer receivables written off during the three and six month periods ended June 30, 2004 was immaterial. Accordingly, we believe we have an adequate allowance, however, additional write-offs could occur if future results significantly differ from our expectations.

Inventory Valuation

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could materially affect our results.

Capitalized Software

        The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of June 30, 2004, no such write-offs have been made. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which is $89,465 at June 30, 2004.

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

Revenues:

	Three Months Ended June 30,					Six Months Ended June 30,
	2003	% of Total	2004	% of Total	% Change	2003	% of Total	2004	% of Total	% Change
Alternans Products:
U.S.	$1,193,373	73%	$741,713	64%	(38%)	$1,893,352	69%	$1,670,526	69%	(12%)
Europe	64,044	4%	26,176	2%	(59%)	87,387	3%	77,376	3%	(12%)
Asia/Pacific	20,127	1%	—	—	(100%)	26,527	1%	—	—	(100%)
Rest of World	—	—	40,000	3%	100%	11,800	—	80,800	3%	585%

Total	1,277,544	78%	807,889	69%	(37%)	2,019,066	74%	1,828,702	75%	(9%)

All Other:
U.S.	287,246	18%	276,241	24%	(4%)	587,759	22%	444,533	18%	(24%)
Europe	18,852	1%	74,483	6%	295%	58,098	2%	102,592	4%	77%
Asia/Pacific	32,334	2%	9,361	1%	(71%)	54,533	2%	57,951	3%	6%
Rest of World	11,260	1%	520	—	(95%)	11,355	—	520	—	(95%)

Total	349,692	22%	360,605	31%	3%	711,745	26%	605,596	25%	(15%)

Total Revenues	$1,627,236	100%	$1,168,494	100%	(28%)	$2,730,811	100%	$2,434,298	100%	(11%)

Three and Six Month Periods ended June 30, 2003 and 2004

  REVENUE

        Total revenue for the three month period ended June 30, 2003 and 2004 was $1,627,236 and $1,168,494, respectively, a decrease of 28%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $1,277,544 during the three month period ended June 30, 2003 compared to $807,889 during the same period of 2004, a decrease of 37%. Our Alternans products accounted for 78% and 69% of total revenue for the three month period ended June 30, 2003 and 2004, respectively. The average selling price of our Heartwave System in the U.S. increased 12% during the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003, while the average selling price of our Micro-V Alternans Sensors increased 5% during the same period. During the three month period ended June 30, 2003, our revenue from the sale of Alternans product included approximately $358,000 from the sale of our Heartwave System to customers participating in the MASTER Study sponsored by Medtronic, Inc. The balance of the net decrease in our revenue from the sale of Alternans Products is from the reduced sales volume of our Heartwave System and disposable Alternans Sensors which we believe is primarily as a result of the effect that limited reimbursement coverage for our Microvolt T-Wave Alternans test by non-Medicare payers has on the purchasing decisions of potential new customers and the frequency of Alternans testing by existing customers.

        Total revenue for the six month period ended June 30, 2003 and 2004 was $2,730,811 and $2,434,298, respectively, a decrease of 11%. Revenue from the sale of our Alternans products was $2,019,066 during the six month period ended June 30, 2003 compared to $1,828,702 during the same period of 2004, a decrease of 9%. Our Alternans products accounted for 74% and 75% of total revenue for the six month period ended June 30, 2003 and 2004, respectively. The average selling price of our Heartwave System in the U.S. increased 20% during the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003, while the average selling price of our Micro-V Alternans Sensors increased 8% during the same period. Revenue from the sale of our Heartwave System to customers participating in the MASTER Study during the six month period ended June 30, 2003 represented approximately $394,000.

        Revenue from the sale of non-Alternans products for the three month period ended June 30, 2003 and 2004 was $349,692 and $360,605, respectively, an increase of 3%. As reported previously, our distribution agreement with Philips Medical Systems (Philips) expired at the end of fiscal 2003. This agreement granted them exclusive rights to distribute our CH 2000 stress test system in the U.S. and non-exclusive rights outside the U.S. Revenue from the sale of products to Philips for the three month period ended June 30, 2003 and 2004 was $237,000 and $120,000, respectively. For the six month period ended June 30, 2003 and 2004, revenue from the sale of non-Alternans products was $711,745 and $605,596, respectively, a decrease of 15%. Revenue from the sale of non-Alternans product to Philips was approximately $492,000 and $120,000, respectively, during the six month period ended June 30, 2003 and 2004.

  GROSS PROFIT

        Gross profit for the three month period ended June 30, 2003 and 2004 was 55% and 50% of total revenue, respectively. The decline in the profit as a percentage of total sales is primarily attributed to the decrease in sales volume of Alternans products. Gross profit for the six month period ended June 30, 2003 and 2004 was 47% and 53% of total revenue, respectively. Increases in average selling prices of our Alternans products in the U.S. contributed a modest favorable impact on gross profit.

  OPERATING EXPENSES

        The following table presents, for the periods indicates our operating expenses. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three Months Ended June 30,					Six Months Ended June 30,
	2003	% of Total Revenue	2004	% of Total Revenue	% Inc/(Dec) 2004 vs 2003	2003	% of Total Revenue	2004	% of Total Revenue	% Inc/(Dec) 2004 vs 2003
Operating Expenses:
R&D	$330,390	20%	$172,296	15%	-48%	$551,321	20%	$334,986	14%	-39%
S.G.&A.	1,599,348	98%	1,615,452	138%	1%	3,014,508	110%	3,175,268	130%	5%

Total	$1,929,738	118%	$1,787,748	153%	-7%	$3,565,829	130%	$3,510,254	144%	-2%

  RESEARCH AND DEVELOPMENT

        Research and development expenses for the three month period ended June 30, 2003 and 2004 were $330,390 and $172,296, respectively, a decrease of 48%. Research and development expenses for the six month periods ended June 30, 2003 and 2004 were $551,321 and $334,986, respectively, a decrease of 39%. Lower costs for outside consulting services, decrease in compensation associated with the accounting for stock options grant to non-employees and reduction in costs due to completion of clinical studies account for the majority of the expense reduction. We anticipate that our research and development expenses will increase modestly during the remainder of 2004.

  SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative, or SG&A expenses, for the three month period ended June 30, 2003 and 2004 were $1,599,348 and $1,615,452, respectively, an increase of 1%. Selling, general and administrative, or SG&A expenses, for the six month period ended June 30, 2003 and 2004 were $3,014,508 and $3,175,268, respectively, an increase of 5%. Selling and marketing accounted for 59% and 66% of total SG&A for the three month period ended June 30, 2003 and 2004, respectively. These expenses increased 14% for the three month period ended June 30, 2004 when compared to the same period of 2003 primarily as a result of costs associated with our increased efforts directed toward both private and Medicare reimbursement for our Microvolt T-Wave Alternans test and expansion of our sales effort in the U.S. Administrative expenses decreased 17% for the three month period ended June 30, 2004 when compared to the same period of 2003 due primarily to decline in compensation costs associated with employee severance payments and lower legal expenses partially offset by a 41% ($28,339) increase in business insurance costs. We anticipate that administrative expenses will remain at current levels for the balance of fiscal 2004, while selling expenses will increase modestly during the remainder of the year.

  INTEREST INCOME/INTEREST EXPENSE

        Interest income for the three month period ended June 30, 2003 and 2004 was $3,122 and $8,420, respectively, an increase of 170% while interest income for the six month period ended June 30, 2003 and 2004 was $8,313 and $15,761, respectively, an increase of 90%. The increase is the result of higher amounts of invested cash and improved interest rates. Interest expense for the three month period ended June 30, 2003 and 2004 was $3,181 and $200, respectively, a decrease of 94% while interest expense for the six month period ended June 30, 2003 and 2004 was $8,872 and $333, respectively, a decrease of 96%. The decrease is the result of the repayment of our credit line with Silicon Valley Bank in October 2003. The outstanding balance on the credit line at June 30, 2003 was $520,566.

  NET LOSS

        As a result of the factors described above, net loss attributable to common stockholders for the three month period ended June 30, 2003 and 2004 was $2,566,216 and $1,197,386, respectively. The net loss for the three month period ended June 30, 2003 included a beneficial conversion feature of $1,533,280 associated with the sale of our Series A Convertible Preferred Stock. Net loss attributable to common stockholders for the six month period ended June 30, 2003 and 2004 was $$3,809,898 and $2,211,587. The net loss for the six month period ended June 30, 2003 includes the same beneficial conversion feature.

Liquidity and Capital Resources

        Cash, cash equivalents and marketable securities were $4,098,901 at June 30, 2004 compared to $5,609,244 at December 31, 2003, a decrease of $1,510,343. This net decrease primarily reflects net proceeds from the exercise of warrants to purchase preferred stock of $484,985 less our use of cash in support of normal operations of $1,854,725. Accounts receivable, net of allowance for doubtful accounts at June 30, 2004 decreased by $859,813, or 49%, primarily reflecting the lower sales volume for the three month period ended June 30, 2004 compared with sales for the fourth quarter of fiscal 2003. Inventory at June 30, 2004 increased $95,830, or 20% compared to December 31, 2003, primarily as a result of the lower volume of customer shipments than planned for the three-month period ended June 30, 2004. Prepaid expenses and other current assets at June 30, 2004 decreased $71,711, or 44%, compared to December 31, 2003. Fixed asset additions during the six month period ended June 30, 2004 totaled $139,606.

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

        As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There were six tranches of the short-term warrants that expired in equal monthly intervals starting September 1, 2003. The exercise price per share of these warrants was $4.42. All of the short-term warrants had been exercised by the investors at a price of $4.42 per share providing us with additional gross proceeds of $3,119,866.

        We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic's long-term warrant is $4.42 and the exercise price per share of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. At June 30, 2004, long-term warrants for the purchase of 67,873 and 352,926 of preferred stock have been issued and are outstanding to Medtronic and the investors, respectively.

        In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd. and a private investor, we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind's short-term warrants. The exercise prices and the expiration dates of Tail Wind's warrants are consistent with the warrants issued to the other private investors. At June 30, 2004, short-term warrants for the purchase of 67,872 shares of preferred stock have been exercised by Tail Wind at a price of $4.42 per share providing us with additional gross proceeds of $299,994. In addition, we agreed to adjust the original exercise price of $2.28 per share of previously issued warrants, acquired pursuant to a previously completed private equity transaction, for the purchase of 459,770 and 172,414 shares of our common stock issued to Tail Wind and a private investor to $0.285 per share.

        We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months.

        Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,032,877 and $1,205,606 for the three month periods ended June 30, 2003 and 2004, respectively and $2,276,059 and $2,227,015 for the six month periods ended June 30, 2003 and 2004, respectively and recurring negative cash flow from operations for the six month periods ended June 30, 2003 and 2004 of $1,932,856 and $1,854,725, respectively. In addition, we have an accumulated deficit of $54,623,511 at June 30, 2004. If we are unable to generate sufficient revenue to sustain operations we may need to seek additional sources of financing. There is no certainty that such efforts would be successful.

        Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $30,000 of such minimum license maintenance fees subsequent to June 30, 2004. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements. As of June 30, 2004, we believe we were in full compliance with all requirements of these agreements.

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of June 30, 2004 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Short-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$5,191	$2,103	$2,387	$—	$—
Operating Lease Obligations	$245,040	$142,028	$67,505	$—	$—
Purchase Obligations	$30,000	$10,000	$20,000	$—	$—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	$—	$—	$—	$—	$—

Total	$280,231	$154,131	$89,892	$—

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

Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in volatility in our stock price.

        Our quarterly revenues and operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations are due to several factors relating to the sale of our products, including:

  •
  the timing, of our sales transactions,

  •
  unpredictable sales cycles,

  •
  the timing of introduction and market acceptance of new products or product enhancements by us or our competitors,

  •
  changes in our operating expenses,

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

        We are engaged primarily in the commercialization, manufacture, research and development of products for the non-invasive diagnosis of heart disease. We have incurred substantial net losses through June 30, 2004. We may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We expect that our selling, general and administrative expenses will increase significantly in connection with the expansion of our sales and marketing activities. Revenue generated from the sale of our products will depend upon numerous factors, including:

  •
  the extent to which our products gain market acceptance;

  •
  varying pricing promotions and volume discounts to customers;

  •
  competition; and

  •
  the availability and amount of third-party reimbursement.

We could issue additional shares of common stock, which might dilute the book value of our common stock.

        We have authorized 75,000,000 shares of our common stock, of which 32,211,093 shares were issued and outstanding as of June 30, 2004. Our board of directors has the authority, without action or vote of our stockholders in most cases, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price, which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we may need at today's stock prices, we would likely need to issue securities, which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

        As of June 30, 2004, we had issued a total of 1,470,549 shares of our preferred stock to private investors. These shares were initially convertible into up to 19,117,137 shares of our common stock. At June 30, 2004, 565,605 shares of our preferred stock were outstanding, which are convertible into 7,352,865 shares of our common stock. At June 30, 2004, investors hold warrants to acquire an additional 471,703 shares of our preferred stock, which is convertible into 6,132,139 shares of our common stock. You would incur additional dilution of net tangible book value if the holders of preferred stock convert these shares of preferred stock into shares of our common stock. As of

June 30, 2004, investors had exercised their rights to convert 904,944 shares of preferred stock into 11,764,272 shares of our common stock.

The sale of a large number of shares of our common stock could depress our stock price.

        As of June 30, 2004, we have reserved 6,079,570 shares of common stock for issuance upon the exercise of stock options and warrants and 1,306,764 shares for future issuances under our stock plans. We have also reserved 13,485,004 shares of common stock for issuance upon conversion of our preferred stock. As of June 30, 2004, holders of warrants and options to purchase an aggregate of 9,918,214 shares of our common stock may exercise those securities and transfer the underlying common stock at any time subject, in some cases, to Rule 144. In accordance with registration rights that we have granted to various individuals and entities requiring us to register their shares of common stock for public resale, we also have resale registration statements in effect registering 27,595,776 shares of our common stock. Included in the shares registered are the shares of common stock issuable upon conversion of the preferred stock that we issued and sold in the May 2003 financing and that are issuable upon exercise of the warrants issued in connection with the financing. Assuming no adjustments to the conversion price of the preferred stock, the shares of preferred stock (including the shares of preferred stock issuable upon exercise of the warrants issued in the financing) are initially convertible into 25,249,276 shares of our common stock. In addition, as in the case of the May 2003 financing, in order to raise capital that we may need at today's stock prices, we will likely need to issue securities which are convertible into or exercisable for a significant amount of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, or at all.

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

        We believe that the financial resources available to us, including our current working capital, will be sufficient to finance our planned operations and capital expenditures for the next 12 months. If we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing if:

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

        We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization can not be found on a timely basis in the relevant geographic market. Because we rely on distributors for international sales, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, we cannot be sure that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us. In the three and six month periods ended June 30, 2004, 13% of our revenue came from the sale of product to international distributors.

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

        Our revenues currently depend and will continue to depend, to a significant extent, on sales of our Heartwave and Micro-V Alternans Sensors. Our ability to successfully commercialize these systems depends in part on maintaining adequate levels of third-party reimbursement for use of these systems by our customers. The amount of reimbursement in the United States that is available for clinical use of the Microvolt T-Wave Alternans Test may vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Our ability to commercialize the Heartwave system successfully will depend, in large part, on the extent to which appropriate reimbursement levels for the cost of performing a Microvolt T-Wave Alternans Test continue to be available from government authorities, private health insurers and other organizations, such as health maintenance organizations. We do not know whether the reimbursement level in the United States for the Microvolt T-Wave Alternans Test will increase in the future or that reimbursement amounts will not reduce the demand for, or the price of, the Heartwave system. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained, for Microvolt T-Wave Alternans Tests using the Heartwave system could have a material adverse effect on our business.

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

        See Note 2 to our Unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at June 30, 2004 due to the short maturities of these instruments.

        We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Cambridge Heart is made known to our Chief Executive Officer and Chief Financial Officer by others within Cambridge Heart, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

        Other than as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        During the six month period ended June 30, 2004, short-term warrants for the purchase of 109,725 shares of preferred stock were exercised at a price of $4.42 per share providing us with gross proceeds of $484,984. As of June 30, 2004, 100% of the outstanding short-term warrants for the purchase of shares of preferred stock have been exercised. We have issued a total of 1,470,549 shares of preferred stock as of June 30, 2004, which has provided us with total gross proceeds of $6,499,827. During the three month period ended June 30, 2004, investors exercised their rights to convert 299,767 shares of preferred stock and were issued 3,896,971 shares of our common stock at $0.34 per share.

        The shares of preferred stock, the warrants and the shares of common stock issuable upon conversion of the shares of preferred stock were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on June 9, 2004 (the "Annual Meeting"). At the Annual Meeting, David A. Chazanovitz and Richard J. Cohen, M.D., Ph.D. were elected as Class II Directors for a three year term. The other directors whose terms of office continued after the meeting are as follows: Jeffrey J. Langan, Daniel M. Mulvena, Robert P. Khederian and Eric M. Hecht, M.D.

        The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1.
To elect the following Class I Director to serve for the ensuing three years.

    David A. Chazanovitz:    For:    29,758,399    Withheld:    573,421    Abstain:    0
    Richard J. Cohen, M.D., Ph.D.:    For:    29,722,548    Withheld:    609,272    Abstain:    0

2.
To ratify and approve an amendment to the Company's 1996 Employee Stock Purchase Plan, increasing from 300,000 to 600,000 the number of shares of Common Stock of the Company authorized for issuance under that plan

    For:    16,825,181    Against:    1,805,244    Abstain:    9,590

3.
To ratify the appointment of PricewaterhouseCoopers, LLP as independent auditors for the year ended December 31, 2004.

    For:    29,878,716    Against:    429,776    Abstain:    23,328

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

(b)
Reports on Form 8-K

  On August 5, 2004 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing our financial results for the quarter and year to date ended June 30, 2004. The date of this Current Report on Form 8-K is August 5, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.
Date: August 13, 2004	By:	/s/ DAVID A. CHAZANOVITZ David A. Chazanovitz President, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.