Form 10-Q
period 2004-09-30
CAMBRIDGE HEART INC
filed 2004-11-15
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number: 0-20991

CAMBRIDGE HEART, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3679946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 OAK PARK DRIVE BEDFORD, MASSACHUSETTS	01730
(Address of principal executive offices)	(Zip Code)

781-271-1200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 11, 2004:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	34,690,965

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$5,609,244	$1,039,801
Marketable securities	—	2,200,000
Accounts receivable (net of allowance for doubtful accounts of $100,000 and $125,100 at December 31, 2003 and September 30, 2004, respectively)	1,762,885	993,231
Inventories	469,811	522,938
Prepaid expenses and other current assets	163,221	144,132

Total current assets	8,005,161	4,900,102
Fixed assets, net	235,875	258,890
Other assets, net	278,511	189,503

Total Assets	$8,519,547	$5,348,495

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$644,723	$295,745
Accrued expenses	969,077	499,974
Short term debt	2,103	2,103

Total current liabilities	1,615,903	797,822
Long term debt, net of current portion	3,681	1,511

Total Liabilities	1,619,584	799,333

Series A Redeemable Convertible Preferred Stock, $0.001 par value; 2,000,000 shares authorized at December 31, 2003 and September 30, 2004; 1,281,642 and 565,605 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively. Liquidation preference of $5,664,858 and $2,499,974 as of December 31, 2003 and September 30, 2004, respectively	4,588,814	1,678,372
Warrants to acquire Series A Redeemable Convertible Preferred Stock	1,024,150	889,546

	5,612,964	2,567,918
Commitments and Contingencies	—	—
Stockholder’s equity:
Common stock, $0.001 par value; 75,000,000 shares authorized at December 31, 2003 and September 30, 2004, respectively; 21,178,907 and 32,213,626 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	21,179	32,214
Additional paid-in capital	53,770,911	57,456,718
Accumulated deficit	(52,411,924)	(55,426,931)
Less: deferred compensation	(93,167)	(80,758)

Total stockholders’ equity	1,286,999	1,981,243

Total Liabilities and Stockholders’ Equity	$8,519,547	$5,348,495

The accompanying notes are an integral part of these condensed financial statements

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenue	$1,953,817	$1,278,649	$4,684,628	$3,712,948
Cost of goods sold	879,877	582,697	2,320,917	1,733,755

Gross Profit	1,073,940	695,953	2,363,711	1,979,193

Cost and expenses:
Research and development	231,917	203,358	783,238	538,344
Selling, general and administrative	1,488,587	1,310,877	4,503,095	4,486,145

Loss from operations	(646,564)	(818,282)	(2,922,622)	(3,045,296)
Interest income	5,379	15,304	13,692	31,064
Interest expense	(2,601)	(442)	(11,473)	(775)

Net loss	$(643,786)	$(803,420)	$(2,920,403)	$(3,015,007)
Beneficial conversion feature	—	—	(1,533,280)	—

Net loss attributable to common shareholders	$(643,786)	$(803,420)	$(4,453,683)	$(3,015,007)

Net loss per common share attributable to common shareholders—basic and diluted	$(0.03)	$(0.03)	$(0.23)	$(0.11)

Weighted average common shares outstanding—basic and diluted.	19,663,184	32,054,626	19,610,458	28,240,311

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(2,920,403)	$(3,015,007)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	408,922	231,229
Loss on disposal of fixed assets	7,565	—
Stock based compensation expense	270,684	60,554
Allowance for doubtful accounts	—	40,000
Changes in operating assets and liabilities:
Accounts receivable	(577,988)	729,654
Inventories	162,027	(53,127)
Prepaid expenses and other current assets	60,118	19,089
Other assets	4,838	—
Accounts payable and accrued expenses	(102,387)	(728,181)

Net cash used in operating activities	(2,686,624)	(2,715,789)

Cash flows from investing activities:
Purchase of marketable securities	(1,453,256)	(2,200,000)
Purchase of intangible assets	—	(25,629)
Purchase of fixed assets	(16,334)	(139,606)
Capitalization of software development costs	(1,600)	—

Net cash used in investing activities	(1,471,190)	(2,365,235)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,645	28,766
Proceeds from issuance of Series A convertible preferred, net of issuance costs	4,236,727	484,985
Payment on debt	(713,600)	(2,170)

Net cash provided from financing activities	3,535,772	511,581

Net decrease in cash and cash equivalents	(622,042)	(4,569,443)
Cash and cash equivalents at beginning of period	1,092,181	5,609,244

Cash and cash equivalents at end of period	$470,139	$1,039,801

The accompanying notes are an integral part of these condensed financial statements

Supplemental Disclosure of Cash Flow Information

We paid $11,473 and $775 in interest expense for the nine-month periods ended September 30, 2003 and September 30, 2004, respectively.

During the nine month period ended September 30, 2004, investors exercised their rights to convert 825,762 shares of Series A Redeemable Convertible Preferred Stock into 10,734,896 shares of the Company’s Common Stock amounting to $3,530,031.

During the nine month period ended September 30, 2004, we issued restricted stock to certain members of our Board of Directors and recorded a non-cash deferred compensation amounting to $49,340, of which $35,546 has been recognized as stock based compensation expense in the statement of operations. We recorded non-cash compensation to certain members of our Board of Directors of $8,027 during the nine month period ended September 30, 2003.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Cambridge Heart, Inc. (the “Company”) was incorporated in Delaware on January 16, 1990 and is engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. The Company sells its products primarily to cardiology group practices, hospitals and research institutions. The Company is subject to risks common to companies in the biotechnology, medical device and diagnostic industries, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulations.

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the ordinary course of business. We have experienced recurring losses from operations of $646,564 and $818,282 for the three month periods ended September 30, 2003 and 2004, respectively, and $2,922,622 and $3,045,296 for the nine month periods ended September 30, 2003 and 2004, respectively, as well as recurring negative cash flow from operations for the nine month periods ended September 30, 2003 and 2004 of $2,686,624 and $2,715,789, respectively. In addition, we had an accumulated deficit of $55,426,931 at September 30, 2004. If we are unable to generate sufficient revenue to sustain operations, we will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

In the opinion of our management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly, in all material respects the financial position, results of operations and cash flows of the Company. The Company’s accounting policies are described in the Notes to the Audited Financial Statements in the Company’s 2003 Annual Report on Form 10-K which is on file with the U.S. Securities and Exchange Commission, in each case as updated, as necessary, in this Quarterly Report on Form 10-Q. Interim results are not necessarily indicative of the operating results for the full year or any future period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amount to $0 and $2,200,000 at December 31, 2003 and September 30, 2004, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $5,609,244 and $1,039,801 at December 31, 2003 and September 30, 2004, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair market value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2003 and September 30, 2004, the Company had four stock-based compensation plans. The Company accounts for employee and director awards under those plans in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 as amended by SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee stock option plans as the exercise price of such awards have been equal to or greater than the fair market value of the underlying common stock at the date of grant. Had compensation cost for the awards under those plans been determined based on the grant date fair market values, consistent with the method required under the recognition provisions of SFAS 148, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net loss attributable to common stockholders:
As reported	$643,786	$803,420	$2,920,403	$3,015,007
Stock-based employee compensation (expense) included in reported net loss	(39,524)	(22,529)	(76,551)	(61,749)

Total stock-based employee compensation under the fair-value-based method for all awards	139,202	129,934	376,771	354,196

Pro forma net loss	$743,464	$910,825	$3,220,623	$3,307,454
Net loss per share:
As reported - basic and diluted	$0.03	$0.03	$0.15	$0.11

Pro forma - basic and diluted	$0.04	$0.03	$0.16	$0.12

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2004, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 50% for all periods; (iii) risk free interest rates of 2.46% and 2.43%; and (iv) expected option terms of 4 years for all periods.

Use of Estimates

The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss Per Share

Consistent with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 4,796,393 and 4,895,125 shares of common stock, warrants for the purchase of 1,370,400 and 1,319,695 shares of common stock, warrants for the purchase of 868,186 and 471,703 shares of Series A Redeemable Convertible Preferred Stock, and 927,586 and 565,605 shares of Series A Redeemable Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three and nine month periods ended September 30, 2003 and 2004, respectively.

Emerging issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for the three and nine month periods ended September 30, 2003 and 2004. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains or losses associated with securities held by the Company as defined in SFAS 115. The Company has no other items of comprehensive income for all periods presented.

3. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

One of our customers accounted for 8% of our total revenues for the nine month period ended September 30, 2004 and 6% of our accounts receivable balance at September 30, 2004. For the nine month period ended September 30, 2003, this customer accounted for 16% of our total revenues, and 11% of our accounts receivable balance at September 30, 2003.

4. INVENTORIES

Inventories at December 31, 2003 and September 30, 2004 consisted of the following :

	December 31, 2003	September 30, 2004
Raw Materials	$394,650	$492,388
Work in Process	5,895	28,058
Finished Goods	69,266	2,492

	$469,811	$522,938

5. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company’s authorized capital stock includes 2,000,000 shares of $0.001 par value preferred stock. The preferred stock may be issued at the discretion of our Board of Directors (without further stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights, which may be more expansive than the rights of the holders of the common stock. At September 30, 2004, the Company had 565,605 shares of Series A Redeemable Convertible Preferred Stock outstanding, as well as long-term warrants for the purchase of an additional 420,799 shares of preferred stock.

The net proceeds from the sale of the securities have been allocated between the preferred stock and the warrants based on their relative fair values, on the Company’s Balance Sheet. The terms of the financing provide that the conversion price of the preferred stock and warrants is subject to adjustment in certain circumstances. Therefore, the actual conversion price may be below the market price of the Company’s common stock at the time of conversion. The final closing price of the Company’s common stock as listed on the National Association of Securities Dealers’ OTC Bulletin Board on May 12, 2003 was $0.46 per share and as a result, the Company has valued the warrants and the beneficial conversion feature reflecting the May 12, 2003 commitment date and the most beneficial per share discount available to the preferred shareholders and warrant holders. A beneficial conversion feature was recorded as of the original transaction date as the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, was below the fair value of the common stock at the convertible instruments issuance. The value of the beneficial conversion feature recorded related to the preferred stock financing was $1,533,280. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the preferred stock does not have a redemption term. The deemed dividend was reflected as an adjustment to net loss applicable to common stockholders on the Company’s Statement of Operations for the nine month period ended September 30, 2003. The issuance of additional shares of preferred stock or warrants under this financing may result in an additional beneficial conversion feature being recorded.

During the three and nine month periods ended September 30, 2004, respectively, short-term warrants for the purchase of 0 and 109,725 shares of preferred stock were exercised at a price of $4.42 per share providing the Company with gross proceeds of $0 and $484,985. The Company has issued a total of 1,470,549 shares of preferred stock as of September 30, 2004, which has provided total gross proceeds of $6,499,827. During the three and nine month periods ended September 30, 2004, respectively, investors exercised their rights to convert - 0 - and 825,762 shares of preferred stock into - 0 - and 10,734,906 shares of the Company’s Common Stock amounting to 0 and $3,530,031, respectively.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners and customers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2004	2003	2004
Balance at beginning of period	$39,748	$34,677	$40,260	$58,202

Provision for warranty for units sold	27,646	8,827	26,517	9,808
Cost of warranty incurred	(19,430)	(12,656)	(18,813)	(37,162)

Balance at end of period	$47,964	$30,848	$47,964	$30,848

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing the key problem of identification of those at risk of sudden cardiac death. Our proprietary technology and products are the only diagnostic tools currently approved by the U.S. Food and Drug Administration to non-invasively measure microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient’s heartbeat.

Our Microvolt T-Wave Alternans Test is performed using our primary products, the Heartwave System and our single use Micro-V Alternans Sensors. We sell both products in the United States primarily through our direct sales force supplemented in selected territories by independent manufacturers’ representatives. Outside the United States we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our Heartwave units in the United States and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. In addition to our own direct sales force of approximately 15 professionals, we seek to leverage our relationships with established strategic partners to assist us in gaining access to our primary customer, the clinical cardiologist, to inform them of the large amount of clinical data that has been presented and published on the value and importance of measuring microvolt levels of T-Wave Alternans for their patients.

In July 2004, Kenneth Hachikian and Reed Malleck were elected to the Board of Directors to replace Louis Perlman and Robert DePasqua, both of whom resigned earlier this year to pursue other interests. Daniel Mulvena retired from the Board of Directors effective July 1, 2004. Mr. Mulvena was elected to the board in December 1999 and was appointed to the role of Chairman of the Board in March 2002. David Chazanovitz, our President and Chief Executive Officer was appointed Chairman to replace Mr. Mulvena effective July 1, 2004.

Effective October 19, 2004, Dr. Eric Hecht resigned his position as a member of the Board of Directors. Dr. Hecht indicated that his resignation was not as a result of any disagreements with the Company. The current members of our Board of Directors are David Chazanovitz, Chairman, Jeffrey Langan, Robert Khederian, Richard Cohen, M.D., Ph.D, Kenneth Hachikian, and Reed Malleck.

In late September 2004, the Centers for Medicare and Medicaid Services, which is often called CMS, issued a draft national policy on implantable defibrillators that would expand Medicare reimbursement coverage for the devices to a significantly larger patient population, but would require that the patients be enrolled in either a FDA approved clinical study or a national patient registry to gather further data. The agency noted in its decision that screening tests that can predict which patients are most likely to benefit from defibrillator therapy, such as our Microvolt T-Wave Alternans Tests, are of particular interest. The official 30-day public comment period on the draft policy ended October 28, 2004. CMS is now required to present a final coverage policy within 60 days following the close of the public comment period. While there is no assurance that the final proposal will be favorable, the inclusion of our Microvolt T-Wave Alternans Tests as part of the national registry design could help improve the potential adoption rate of our unique technology.

The October 5, 2004 issue of Circulation, a well respected medical journal, included the results of a National Institute for Health sponsored study demonstrating the efficacy of our Microvolt T-Wave Alternans Tests in identifying risk of sudden death among a broad population of patients who had survived a previous heart attack and whose hearts had a pumping efficiency measuring less than 30% (Ejection Fraction), also know as MADIT II type patients. This prospective, multi-center study of 549 patients conducted by Dr. Daniel Bloomfield, found that our Microvolt T-Wave Alternans Tests were able to identify both high and low risk patients, as well as stratify their relative need for an implantable defibrillator. The study concluded that Microvolt T-Wave Alternans Tests can be used as a risk stratification tool in everyday clinical practice and can generate substantial cost savings, by identifying patients not likely to benefit from an implantable defibrillator, to a medical delivery system currently in a “conundrum” about how to pay for broad use of ICD’s.

In November 2004, we entered into a distribution agreement with Del Mar Reynolds, Inc., a wholly owned subsidiary of Ferraris Group PLC. Under the terms of the agreement, Del Mar Reynolds will act as our non-exclusive distributor in the United States and selected international markets for our CH2000 cardiac stress test system through its various channels of distribution. Both Companies will work cooperatively to enhance and extend the product platform.

In November 2004, investors holding a total of 180,993 shares of our Series A Convertible Preferred Stock exercised their right to convert these shares into 2,352,909 shares of our common stock. After conversion, there are 384,612 shares of Series A Convertible Preferred stock outstanding.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue from the sale of our products is generally recognized upon the shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of our products to all of our third party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force 00-21, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair market value of the undelivered element. We regularly sell maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recognized over the term of the underlying agreement. Additionally, revenue associated with the service of new systems sold is recognized in the period in which the service is provided. Revenue of $165,456 at September 30, 2004 ($146,915 at December 31, 2003) associated with these activities is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. We determine the amount of the allowance by evaluating the customer’s credit history, current financial condition and payment history. We make a judgment as to the likelihood we will experience a loss of all or some portion of the outstanding balance. Our estimate of $125,100 represents 94% of the total unpaid balance in excess of 90 days past their due date, and 11% of our total accounts receivable at September 30, 2004. Our actual experience of customer receivables written off was $14,900 during both the three and nine month periods ended September 30, 2004, respectively. Accordingly, we believe we have an adequate allowance, however, additional write-offs could occur if future results significantly differ from our expectations.

Inventory Valuation

We regularly assess the value of our our inventory for estimated obsolescence or unmarketable inventory if necessary, we write-down our inventory value to the estimated fair market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect our operating results for the fiscal period in which such write-downs are affected.

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is currently three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount, by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of September 30, 2004, no such write-downs have been recorded. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which was $55,411 at September 30, 2004.

Product Warranty

We warrant all of our non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. We maintain a reserve for the estimated costs of future repairs of our products during this warranty period. The amount of the reserve is based on our actual return and repair cost experience. If the rate and cost of future warranty activities differs significantly from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenues:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2003	% of Total	2004	% of Total	% Change	2003	% of Total	2004	% of Total	% Change
Alternans Products:
U. S.	$1,507,503	77%	$879,390	69%	(42)%	$3,400,855	73%	$2,549,916	69%	(25)%
Europe	40,290	2%	45,340	3%	12%	127,677	2%	122,716	3%	(4)%
Asia/Pacific	—	0%	36,000	3%	100%	26,527	0%	36,000	1%	36%
Rest of World	10,000	1%	11,800	1%	18%	21,800	1%	92,600	2%	325%

Total	1,557,793	80%	972,530	76%	(38)%	3,576,859	76%	2,801,232	75%	(22)%

All Other:
U. S.	280,481	14%	211,305	16%	(25)%	868,240	19%	655,838	18%	(24)%
Europe	61,856	3%	72,492	6%	17%	119,954	3%	175,084	5%	46%
Asia/Pacific	4,541	0%	20,073	2%	342%	59,074	1%	78,024	2%	32%
Rest of World	49,146	3%	2,250	0%	(95)%	60,501	1%	2,770	0%	(95)%

Total	396,024	20%	306,120	24%	(23)%	1,107,769	24%	911,716	25%	(18)%

Total Revenues	$1,953,817	100%	$1,278,650	100%	(35)%	$4,684,628	100%	$3,712,948	100%	(21)%

Three and Nine Month Periods ended September 30, 2003 and 2004

Revenue

Total revenue for the three month periods ended September 30, 2003 and 2004 was $1,953,817 and $1,278,650, respectively, a decrease of 35%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $1,557,793 during the three month period ended September 30, 2003, compared to $972,530 during the same period of 2004, a decrease of 38%. Our Alternans products accounted for 80% and 76% of total revenue for the three month period ended September 30, 2003 and 2004, respectively. The average selling price of our Heartwave System in the United States increased 18% during the three month period ended September 30, 2004, compared to the three month period ended September 30, 2003, while the average selling price of our Micro-V Alternans Sensors increased 3% during the same period. During the three month period ended September 30, 2003, our revenue from the sale of Alternans product included approximately $394,000 from the sale of our Heartwave System to customers participating in the Microvolt T-Wave Alternans testing for risk stratification of post MI patients (MASTER) Study sponsored by Medtronic, Inc. The balance of the net decrease in our revenue from the sale of Alternans products is from the reduced sales volume of our Heartwave System and disposable Alternans Sensors which we believe is primarily a result of the limited reimbursement coverage currently available for our Microvolt T-Wave Alternans test by non-Medicare payers.

Total revenue for the nine month periods ended September 30, 2003 and 2004 was $4,684,628 and $3,712,948, respectively, a decrease of 21%. Revenue from the sale of our Alternans products was $3,576,859 during the nine month period ended September 30, 2003, compared to $2,801,232 during the same period of 2004, a decrease of 22%. Our Alternans products accounted for 76% and 75% of total revenue for the nine month period ended September 30, 2003 and 2004, respectively. The average selling price of our Heartwave System in the United States increased 18% during the nine month period ended September 30, 2004, compared to the nine month period ended September 30, 2003, while the average selling price of our Micro-V Alternans Sensors increased 6% during the same period. Revenue from the sale of our Heartwave System to customers participating in the MASTER Study during the nine month period ended September 30, 2003 was $788,000.

Revenue from the sale of non-Alternans products for the three month periods ended September 30, 2003 and 2004 was $396,024 and $306,120, respectively, a decrease of 23%. As reported previously, our distribution agreement with Philips Medical Systems (Philips) expired at the end of fiscal 2003. This agreement granted them exclusive rights to distribute our CH 2000 stress test system in the United States and non-exclusive rights outside the United States. Revenue from the sale of products to Philips for the three month periods ended September 30, 2003 and 2004 was $241,435 and $86,461, respectively. For the nine month periods ended September 30, 2003 and 2004, revenue from the sale of non-Alternans products was $1,107,769 and $911,716, respectively, a decrease of 18%. Revenue from the sale of non-Alternans product to Philips was $733,846 and $296,959, respectively, during the nine month periods ended September 30, 2003 and 2004.

Gross Profit

Gross Profit for the three month periods ended September 30, 2003 and 2004 was 55% and 54% of total revenue, respectively. The decline in the profit as a percentage of total sales is primarily attributed to the decrease in sales volume of Alternans products. Gross profit for the nine month periods ended September 30, 2003 and 2004 was 50% and 53% of total revenue, respectively. Increases in average selling prices of our Alternans products in the United States contributed a modest favorable impact on gross profit.

Operating Expenses

The following table presents, for the periods indicated our operating expenses. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2003	% of Total Revenue	2004	% of Total Revenue	% Inc/(Dec) 2004 vs 2003	2003	% of Total Revenue	2004	% of Total Revenue	% Inc/(Dec) 2004 vs 2003

Operating Expenses:
R & D	$231,917	12%	$203,358	16%	(12)%	$783,238	17%	$538,344	15%	(31)%
SG & A.	1,488,587	76%	1,310,877	103%	(12)%	4,503,095	96%	4,486,145	121%	0%

Total	$1,720,504	88%	$1,514,235	119%	(12)%	$5,286,333	113%	$5,024,489	136%	(5)%

Research and Development

Research and development expenses for the three month periods ended September 30, 2003 and 2004 were $231,917 and $203,358, respectively, a decrease of 12%. Research and development expenses for the nine month periods ended September 30, 2003 and 2004 were $783,238 and $538,344, respectively, a decrease of 31%. During the nine month period, lower costs for outside consulting services of $37,300, a decrease in compensation associated with the accounting for stock options grants to non-employee of $161,800, and a reduction in costs due to the completion of clinical studies of $51,400 accounted for the majority of the expense reduction. We anticipate that our research and development expenses will remain at current levels during the remainder of 2004.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses, for the three month periods ended September 30, 2003 and 2004 were $1,488,587 and $1,310,877, respectively, a decrease of 12%. SG&A expenses, for the nine month period ended September 30, 2003 and 2004 were $4,503,095 and $4,486,145, respectively. Selling and marketing accounted for 65% and 67% of total SG&A expenses for the three month periods ended September 30, 2003 and 2004, respectively. These expenses decreased 8% for the three month period ended September 30, 2004 when compared to the same period of 2003, primarily as a result of lower variable sales compensation costs due to lower sales of commissionable products in the United States. Administrative expenses decreased 17% for the three month period ended September 30, 2004 when compared to the same period of 2003 due primarily to a decline in compensation costs and lower legal expenses. We anticipate that administrative expenses will remain at current levels for the balance of fiscal 2004, while selling expenses are expected to increase modestly during the remainder of the year.

Interest Income/Interest Expense

Interest income for the three month periods ended September 30, 2003 and 2004 was $5,379 and $15,304, respectively, an increase of 185%, while interest income for the nine month periods ended September 30, 2003 and 2004 was $13,692 and $31,064, respectively, an increase of 127%. The increase is the result of higher amounts of invested cash and rising interest rates. Interest expense for the three month periods ended September 30, 2003 and 2004 was $2,601 and $442, respectively, a decrease of 83%, while interest expense for the nine month periods ended September 30, 2003 and 2004 was $11,473 and $775, respectively, a decrease of 93%. The decrease is the result of lower outstanding debt due to the repayment of our credit line in October 2003. The outstanding balance on the credit line at September 30, 2003 was $88,704.

Net Loss

As a result of the factors described above, net loss attributable to common stockholders for the three month periods ended September 30, 2003 and 2004 was $643,786 and $803,420, respectively. Net loss attributable to common stockholders for the nine month periods ended September 30, 2003 and 2004 was $4,453,683 and $3,015,007, respectively. The net loss for the nine month period ended September 30, 2003 included a beneficial conversion feature of $1,533,280 associated with the sale of our Series A Convertible Preferred Stock.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $3,239,801 at September 30, 2004, compared to $5,609,244 at December 31, 2003, a decrease of $2,369,443 or 42%. This net decrease primarily reflects our use of cash in support of operations of $2,715,724. Accounts receivable, net of allowance for doubtful accounts at September 30, 2004, decreased $769,654, or 44%, primarily reflecting the lower sales volume for the three month period ended September 30, 2004 compared to the fourth quarter of fiscal 2003. Inventory at September 30, 2004 increased $53,127, or 11% compared to December 31, 2003 primarily as a result of lower volume of customer shipments than planned for the three-month period ended September 30, 2004. Prepaid expenses and other current assets at September 30, 2004 decreased $19,089, or 12%, compared to December 31, 2003. Fixed asset additions during the nine month period ended September 30, 2004 totaled $139,606.

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $646,564 and $818,282 for the three month periods ended September 30, 2003 and 2004, respectively and $2,922,622 and $3,045,296 for the nine month periods ended September 30, 2003 and 2004, respectively recurring negative cash flow from operations for the nine month periods ended September 30, 2003 and 2004 of $2,686,624 and $2,715,789, respectively. In addition, we have an accumulated deficit of at September 30, 2004 of $55,426,931. If we are unable to generate sufficient revenue to sustain operations, we will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $30,000 of such minimum license maintenance fees subsequent to September 30, 2004. As part of these agreements, we are also committed to meet certain development and sales milestones, including a requirement to spend a minimum of $200,000 in any two-year period for research and development, clinical trials, marketing, sales and/or manufacturing of products related to certain technology covered by the consulting and technology agreements. As of September 30, 2004, we believe we were in full compliance with all requirements of these agreements. In the event we fail to comply with our obligations under these agreements, our business could be materially and adversely affected.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2004 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Short-Term Debt Obligations	$3,614	$2,103	$1,511	$—	$—
Operating Lease Obligations	$174,026	$141,155	$32,871	$—	$—
Purchase Obligations	$30,000	$10,000	$20,000	$—	$—

Total	$207,640	$153,258	$54,382	$—

Off-Balance Sheet Arrangements

We have not created, and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors Which May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to our Operations

We depend on our Microvolt T-Wave Alternans technology for a significant portion of our revenues and if it does not achieve broad market acceptance, our ability to execute our business plan and achieve meaningful revenues will be limited.

We believe that our ability to succeed in the future will depend, in large part, upon the successful commercialization and market acceptance of our Microvolt T-Wave Alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. The failure of our Microvolt T-Wave Alternans technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products due to competitive pressures or a decline in the availability of reimbursement, would reduce our revenues and further limit our ability to succeed. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our Microvolt T-Wave Alternans technology, or that our competitors will not develop competing technologies that are perceived to be superior to our technology.

We have never been able to fund our operations from cash generated by sales of our products, and if we cannot meet our capital requirements through the sale of debt or equity securities on terms favorable to us, we may not be able to continue as a going concern.

We have incurred substantial operating losses through September 30, 2004 and may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. We do not expect to generate sufficient cash from our business to fund our operations for the foreseeable future, so that if we cannot obtain additional capital through equity or debt financings we will likely be unable to continue as a going concern. This would have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing may not be available in the amount we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

Our sale of additional shares of common stock or any other securities exchangeable for shares of common stock is likely to dilute the book value of our common stock.

Our authorized capital includes 75,000,000 shares of common stock, of which 32,213,626 shares were issued and outstanding as of September 30, 2004. Our board of directors has the authority, without further action or vote of our stockholders, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we need at today’s stock prices, we would likely need to issue securities which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

At September 30, 2004, 565,605 shares of our Series A preferred stock were outstanding, which are convertible into 7,352,865 shares of our common stock. At September 30, 2004, investors held warrants to acquire an additional 471,703 shares of our preferred stock, which is convertible into 6,132,139 shares of our common stock. You would incur additional dilution of net tangible book value if the holders of preferred stock convert these shares of preferred stock into shares of our common stock. As of September 30, 2004, investors had exercised their rights to convert 904,944 shares of preferred stock into 11,764,272 shares of our common stock.

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

Financial investors may have interests different than you or our management, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our common stock.

In connection with the May 2003 financing, we issued securities, which were initially convertible into approximately 51% of the number of shares of our outstanding common stock. In future financings, we may also issue securities, which are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from Cambridge Heart’s long-term goals and the long-term goals of our management and other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to impact corporate actions requiring stockholder approval.

We will need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, or at all.

We believe that the financial resources available to us, including our current working capital, will be sufficient to finance our planned operations and capital expenditures for the next 9 months. If we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing if:

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

We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization can not be found on a timely basis in the relevant geographic market. Because we rely on distributors for international sales, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, we cannot be sure that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us. In the three and nine month periods ended September 30, 2004, 15% and 13%, respectively, of our revenue came from the sale of product to international distributors.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

Competition from competitors’ medical devices that diagnose cardiac disease is intense and likely to increase. Our success will depend on our ability to develop products and apply our technology and our ability to establish and maintain a market for our products. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, as well as with manufacturers of other invasive and non-invasive tests, including EP testing, electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. GE Medical Systems has introduced an analysis system it claims can measure t-wave alternans. GE Medical Systems has received concurrence from the FDA of its 510(k) allowing it to distribute the product in the U.S. The FDA concurrence does not include approval of any predictive claims regarding their measurement of t-wave alternans. Many of our competitors and prospective competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by Cambridge Heart. Some of our competitors have long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others’ proprietary rights. In particular, our competitors and other third parties hold issued patents and are assumed to hold pending patent applications, which may result in claims of infringement against us or other patent litigation. We also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost, to determine the priority of inventions. Furthermore, we may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products, which would compete unfairly with our products.

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

See Note 2 to our Unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at September 30, 2004 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Cambridge Heart is made known to our Chief Executive Officer and Chief Financial Officer by others within Cambridge Heart, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Disclosure Controls and Internal Controls.

In connection with the audit of our financial statements for the year ended December 31, 2003, the independent auditors informed us that they had discovered a number of issues that constituted a material weakness in our internal control over financial reporting. Management and the Audit Committee identified conditions relating primarily to our product return and sales order processing policies and procedures that were considered to be a material weakness in our disclosure controls and our internal controls for the year ended December 31, 2003 under standards established by the American Institute of Certified Public Accountants and the Securities and Exchange Commission. In particular, the weaknesses in both our disclosure controls and internal controls pertained to the following areas:

•	proper authorization of exceptions to the company’s product return policy to include the appropriate finance personnel,

•	compliance with company policies requiring the inclusion of all agreements and commitments with customers on the customer’s order documents, and

•	as a consequence, the failure, in a limited number of instances, to properly integrate and evaluate product returns and non-standard conditions of sale as part of the revenue recognition review process

Management and the Audit Committee have taken actions with respect to these weaknesses, including (1) retraining all sales personnel on the company’s polices regarding product returns and sales order processing, (2) establishment of mandatory procedures for authorization of exceptions to the company’s product returns policy to insure inclusion of appropriate financial personnel, (3) requiring all sales personnel to certify, on a quarterly basis, that no terms or conditions of sale exist beyond those contained in the applicable executed customer purchase order, and (4) implementing a policy to ensure that the appropriate sales personnel receive a copy of executed customer purchase orders, (5) adopting a code of business conduct and ethics which applies to all of our employees, and (6) enhanced training of sales, operations and finance personnel regarding the foregoing.

In addition, management believes that the corrective actions taken have provided us with reasonable assurance that the identified issues will not limit the effectiveness of our disclosure controls or internal controls. Management believes that we implemented procedures addressing the weakness in our controls.

Other than as described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 12, 2003, we issued and sold to Medtronic, Inc. and a group of private investors 696,825 shares of Series A Redeemable Convertible Preferred Stock (“preferred stock’) at a purchase price of $4.42 per share, for total proceeds of approximately $3.1 million. Each share of the preferred stock is convertible into 13 shares of our common stock. The conversion price of the preferred stock is subject to adjustments in certain circumstances. As part of the financing, we issued to the investors, other than Medtronic, short-term warrants exercisable for a total of 705,852 shares of the preferred stock. There were six tranches of the short-term warrants that expired in equal monthly intervals starting September 1, 2003. The exercise price of these warrants was $4.42. We also issued to both Medtronic and the private investors long-term warrants exercisable for 30% of the total number of shares of preferred stock purchased through the initial investment and the exercise of the short-term warrants. The exercise price of Medtronic’s long-term warrant is $4.42 and the exercise price of the long-term warrants issued to the other investors is $5.525. These long-term warrants expire on January 1, 2009. In connection with this financing and in order to address certain payment obligations in existing agreements with The Tail Wind Fund Ltd., we issued to Tail Wind short-term warrants exercisable for 67,872 shares of the preferred stock and a long-term warrant exercisable for 75% of the total number of shares of the preferred stock purchased through the exercise of Tail Wind’s short-term warrants. The exercise prices and the expiration dates of Tail Wind’s warrants are consistent with the warrants issued to the other private investors. We subsequently filed a registration statement with the Securities and Exchange Commission to register for resale all of the shares of common stock issuable upon conversion of the preferred stock and upon exercise of all of the warrants. This registration statement was declared effective on June 20, 2003.

During the nine month period ended September 30, 2004, short-term warrants for the purchase of 109,725 shares of preferred stock were exercised at a price of $4.42 per share providing us with gross proceeds of $484,984. As of September 30, 2004, 100% of the outstanding short-term warrants for the purchase of shares of preferred stock have been exercised. We have issued a total of 1,470,549 shares of preferred stock as of September 30, 2004, which has provided us with total gross proceeds of $6,499,827.

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

(b) Reports on Form 8-K

On November 4, 2004 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing our financial results for the quarter and year to date ended September 30, 2004. The date of this Current Report on Form 8-K is November 4, 2004.

On October 21, 2004 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing the resignation of Eric Hecht, M.D. from his position as a member of our Board of Directors effective October 19, 2004. The date of this Current Report on Form 8-K is October 19, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

	By:	/s/ David A. Chazanovitz
David A. Chazanovitz
Date: November 15, 2004		President, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.