Form 10-K
period 2004-12-31
CAMBRIDGE HEART INC
filed 2005-03-30
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

(781) 271-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Title of class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark if the Company is an accelerated filer as defined in Rule 12b-2.    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was $24,480,431 based on the last reported sale price of the common stock on the OTC Bulletin Board on June 30, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 39,203,893 shares of $0.001 par value common stock as of March 25, 2005.

Documents incorporated by reference:

Document Description	10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Registrants fiscal year ended December 31, 2004	Part III

PART I

Item 1.	Business

Company Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death. Our products incorporate our proprietary technology for the measurement of Microvolt T-Wave Alternans, and were the first diagnostic tools cleared by the U.S. Food and Drug Administration, which we call the FDA, to non-invasively measure Microvolt levels of T-Wave Alternans to predict the risk of sudden cardiac death. Microvolt T-Wave Alternans is an extremely subtle beat-to-beat fluctuation in the t-wave segment of a patient’s heartbeat. The use of our products and technology in the performance of a Microvolt T-Wave Alternans Test can detect these tiny heartbeat variations, measured down to one millionth of a volt. The test is conducted by elevating the patient’s heart rate through exercise, pharmacologic agents or pacing with electrical pulses. Our proprietary system and proprietary sensors, when placed on the patient’s chest, can acquire and analyze the heartbeat for Microvolt T-Wave Alternans.

Published clinical data in a broad range of patients with heart disease has shown that patients with symptoms of or at risk of life threatening arrhythmias who test positive for Microvolt T-Wave Alternans are at increased risk for subsequent sudden cardiac events including sudden death, while those who test negative are at minimal risk. Sudden cardiac arrest accounts for approximately one-third of all cardiac deaths, or over 400,000 deaths, in the United States each year, and is the leading cause of death in people over the age of 45.

All of our products, including our Heartwave System, CH 2000 Cardiac Stress Test System and Micro-V Alternans Sensors, have received 510(k) clearance from the FDA for sale in the United States. They have also received the CE mark for sale in Europe and have been approved for sale by the Japanese Ministry of Health, Labor and Welfare. Our 510(k) clearance allows our Microvolt T-Wave Alternans Test to be used to test anyone with known, suspected, or at risk of ventricular tachyarrhythmia and/or sudden cardiac death and allows the claim that our Microvolt T-Wave Alternans Test is predictive of those events.

We are engaged in one industry segment. Additional information regarding our operating segment is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K, and financial information is provided in the financial statements contained in this Annual Report on Form 10-K.

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

Principal Products and Applications

The Heartwave

Our Heartwave System is used to perform a Microvolt T-Wave Alternans Test. A Microvolt T-Wave Alternans Test requires an elevated heart rate to provide an accurate result. The required heart rate of 110-120 beats per minute is typically achieved utilizing exercise as performed on a treadmill in a standard stress test. The heart rate can also be elevated through the use of pharmaceuticals or by directly pacing the patient often during an electrophysiologic study.

The Heartwave System can be used in conjunction with virtually all manufacturers’ stress test systems to elevate the heart rate. The Microvolt T-Wave Alternans Test is typically performed as a stand alone diagnostic procedure, but can also be performed in conjunction with a standard exercise stress test. The electrocardiographic signals are captured by the Micro-V Alternans Sensors placed at designated locations on the patient’s chest and analyzed by the Heartwave processor using our proprietary Analytic Spectral Method of measuring microvolt levels of t-wave alternans.

The Heartwave System includes:

•	a Pentium processor that provides almost real-time Microvolt T-Wave Alternans computations and storage of the 10 most recent tests;

•	an LCD touch screen that controls the operation of the processor, displays key test parameters and is the means of entering patient information;

•	a digital ECG amplifier that, working in concert with our Micro-V Alternans Sensors, makes alternans measurements possible to levels below one microvolt; and

•	a desk jet printer capable of providing printed trend reports with guided interpretation for quick, accurate analysis.

The CH 2000 Cardiac Stress Test System

Our CH 2000 is a diagnostic system designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac exercise stress tests. When properly upgraded to activate our Microvolt T-Wave Alternans technology, it is also able to perform a Microvolt T-Wave Alternans Test. It is capable of controlling both treadmill and bicycle ergometers and is well suited for standard, nuclear or echocardiographic stress tests. The CH 2000 is compatible with standard electrodes for routine stress tests and our Micro-V Alternans Sensors for a Microvolt T-Wave Alternans Test.

Micro-V Alternans Sensors

Our Micro-V Alternans Sensors are single patient use, multi-segment electrodes. They are required to obtain good results from our Microvolt T-Wave Alternans Test as they work to reduce background noise and artifact, allowing the processor to properly and accurately analyze the heart’s electrical signal.

Clinical Studies

Over the years, various studies have shown Microvolt T-Wave Alternans (MTWA) to be an effective diagnostic tool for the identification of patients at risk of sudden death and life-threatening ventricular arrhythmias. Additionally, a negative result from a Microvolt T-Wave Alternans Test has been demonstrated to be a strong indication that the patient is at very low risk of ventricular tachyarrhythmia or sudden death, both of which we sometimes refer to as a sudden cardiac event. Clinical studies conducted on several thousand patients in most of the major high risk cardiac populations have shown that a Microvolt T-Wave Alternans Test positive result is at least as accurate a predictor of a future cardiac event as an invasive electrophysiology study. These studies have also shown that patients testing negative for Microvolt T-Wave Alternans are at very low risk of dying suddenly from a cardiac event. These studies have been published in a variety of peer reviewed journals such as the New England Journal of Medicine, Circulation, Journal of Cardiovascular Electrophysiology, Journal of the American College of Cardiology, and The Lancet.

In October 2004, the journal Circulation published the results of a National Institutes of Health sponsored prospective, multi-center study conducted by Dr. Daniel M. Bloomfield of Columbia University College of

Physicians and Surgeons. The study of 177 patients with a previous heart attack and poor pumping function (left ventricular ejection fraction of 30% or less), which are called MADIT II type patients, (a subset within a 549 patient heart failure study) compared the efficacy of our Microvolt T-Wave Alternans Test to QRS duration, a time measurement of a portion of the cardiac cycle, in predicting all cause mortality. The results of the study revealed that patients were 4.8 times more likely to die if they tested not-negative (positive or indeterminate) for Microvolt T-Wave Alternans than if they had a negative result. This result showed statistical significance (p=0.020) while the use of QRS duration did not achieve any statistical significance in risk stratifying this group of patients. Dr. Bloomfield concluded that among MADIT II type patients, Microvolt T-Wave Alternans is better than QRS duration at identifying a high risk group and also better at identifying a low risk group unlikely to benefit from implantable cardioverter defibrillator (ICD) therapy.

The following month, November 2004, Dr. Otto Costantini, Assistant Professor of Medicine, Case Western Reserve University and Director, Arrhythmia Prevention Center, MetroHealth Medical Center, presented data at the American Heart Association Annual Meeting in New Orleans demonstrating the efficacy of Microvolt T-Wave Alternans testing in 282 non-ischemic cardiomyopathy patients with an ejection fraction of less than 40%. These patients represent a different subset of the same 549 patient study previously mentioned that was conducted by Dr. Daniel Bloomfield. Of the 282 non-ischemic patients, 34% had a normal (negative) Microvolt T-Wave Alternans Test result, while 66% tested abnormal (positive or indeterminate). Among the patients with a normal MTWA test result, none experienced the study’s primary endpoint of death or sustained arrhythmia, while 11.8% of the patients with an abnormal test result experienced the primary endpoint. Dr. Costantini concluded that a normal Microvolt T-Wave Alternans Test result predicts a negligible risk of death or sustained ventricular tachycardia among patients with non-ischemic cardiomyopathy and that Microvolt T-Wave Alternans performs better than QRS duration and ejection fraction in predicting death or sustained ventricular arrhythmia. Of significance, according to Dr. Costantini, is that MTWA has a high negative predictive accuracy in both ischemic and non ischemic patients and that the use of ICD prophylaxis in patients with a normal MTWA test and an ejection fraction ≤30% may not be necessary.

We are in the final stages of patient enrollment for the Alternans Before Cardioverter Defibrillator (ABCD) trial which is sponsored by St. Jude Medical. This trial compares our Microvolt T-Wave Alternans Test with the invasive electrophysiology test. During the first quarter of fiscal 2005, patient enrollment in each of the following three important studies was concluded.

MASTER Study

The 653 patient, multi-center, MASTER I (Microvolt T-Wave Alternans Testing for Risk Stratification of Post MI Patients) clinical trial, sponsored by Medtronic, Inc., completed its enrollment. The purpose of this study is to show that MADIT II type patients with a normal Microvolt T-Wave Alternans Test result are at very low risk of dying suddenly versus those that test abnormal and therefore may not require ICD therapy. Each of the 653 patients met MADIT II criteria, meaning that they had all experienced a heart attack and had an ejection fraction ≤30%. All of the patients received a currently available Medtronic ICD as prophylactic therapy. Results of this study are expected to be available in 2006. An additional 400 patients with slightly better pumping function (ejection fraction of 30% to 40%) are being evaluated in a related registry.

REFINE Study

The enrollment in the 350 patient, multi-center, Risk Estimation Following Infarction – Noninvasive Evaluation Study, led by Dr. Derek Exner, University of Calgary Associate Professor of Medicine, Libin Cardiovascular Institute of Alberta, was completed. The primary hypothesis of the study is that Microvolt T-Wave Alternans testing will have a greater prognostic utility in predicting the endpoints of sudden cardiac death, resuscitated ventricular fibrillation or sustained ventricular tachycardia than various non-invasive parameters including signal averaged electrocardiogram, baroreceptor sensitivity and several Holter measures such as heart rate variability in patients who had experienced a recent myocardial infarction and have an ejection fraction of 50% or less. Study results are expected to be available in 2006.

CARISMA Study

Enrollment in a 300 patient multi-center study, conducted by Dr. Heikki Huikuri, Professor of Medicine, Oulu University Central Hospital in Finland, was also recently completed. The goal of the study is to assess the value of Microvolt T-Wave Alternans and several other invasive and non-invasive risk stratification methods as predictors risk of arrhythmia events heart attack survivors with an ejection fraction of less than or equal to 40%. All patients received a loop recorder to record arrhythmic events.

Marketing and Sales

Our technology and products are directed towards identifying individuals at risk of sudden cardiac death. Typically our target patient populations include those individuals with underlying cardiac disease. In the U.S., those populations include 7.8 million patients who have suffered a myocardial infarction, more commonly known as a heart attack, 4.9 million patients suffering from congestive heart failure (poor pumping function), and more than one million other patients suffering from conditions including syncope (fainting and dizziness) and non-ischemic dilated cardiomyopathy (damaged and enlarged heart). Therefore, the aggregate at-risk patient population exceeds 10 million. MADIT II and Sudden Cardiac Death-Heart Failure Trial (SCD-HeFT) type patients are relatively small but highly visible and important subsets of this at-risk patient population.

The target customer for our Heartwave System and Micro-V Alternans Sensors is the clinical cardiologist. Clinical cardiologists see the vast majority of patients with existing cardiac conditions. They control the referral pattern of their patients. They also prescribe and administer most diagnostic tests either in their office or as an outpatient procedure at the hospital. Our Microvolt T-Wave Alternans Test is a non-invasive tool used to identify which of their patients are at the highest risk of sudden cardiac death and, therefore, should be referred for more extensive testing and therapy. Conversely, it identifies patients at low risk who may be treated more conservatively, typically through drug therapy. The electrophysiologist is a cardiologist specializing in the electrical rhythm of the heart and, as such, their knowledge and opinion on the value of the Microvolt T-Wave Alternans Test is often solicited by the clinical cardiologist, the primary user of our test.

We face two significant challenges as a single product company. First, we must gain initial access to our target customer, the clinical cardiologist, in order to introduce them to our technology and our company. Second, many of the private insurance plans do not yet reimburse for a Microvolt T-Wave Alternans test which makes the tests less attractive from a financial standpoint. We have established relationships with a number of representatives from other companies selling cardiac products, including a number of ICD representatives to help facilitate better access to the customer. Often the utilization of Microvolt T-Wave Alternans in a cardiology practice results in the identification of individuals who are in need of ICD therapy. This creates a favorable environment for relationships with ICD representatives to help us gain access to our shared customers.

Throughout fiscal 2004, we maintained a direct sales organization in the U.S. comprising approximately 15 sales territories. The sales coverage was supplemented with field management and 3 clinical specialists. We have determined that this distribution channel is not optimal for Cambridge Heart at this point in time and, as such, have begun the process of modifying our field coverage to a hybrid sales distribution model consisting of a blend of direct sales representatives and independent manufacturers’ representatives. In January 2005, we reduced the number of territories covered by our direct sales representatives to six and have begun the process of engaging the services of independent manufacturers’ representatives to enhance and expand our coverage across the U.S. The six remaining direct representatives have demonstrated success in selling the Microvolt T-Wave Alternans technology in their territories, typically where reimbursement for the test is favorable. The independent representatives we hire will have existing relationships with our target customers resulting from the fact that they also sell other non-competing cardiology products and, therefore, have relationships with, and access to, our potential customers. We will provide clinical and technical support to the independent representatives with our field sales managers and clinical specialists. We believe that this hybrid structure will provide us with broader coverage, while reducing the amount of fixed selling costs normally associated with a totally direct selling organization.

In addition to the sales efforts already discussed, we have established partnerships and distribution agreements with third party organizations supporting our sales efforts around the world.

We are party to a distribution and license agreement with Burdick, Inc., a subsidiary of Quinton Cardiology Systems, Inc. that allows them to run our Microvolt T-Wave Alternans technology on their Quest® exercise stress test system. This agreement, signed in August 2003, extends through July 31, 2005.

In November 2004, we entered into a distribution agreement with Del Mar Reynolds Medical, a division of the Ferraris Group, Plc., appointing them as a non-exclusive distributor of our CH 2000 standard stress test system in the U.S. and selected territories outside the U.S. The initial term of this agreement is one year and is renewable by both parties in additional one year increments.

We also utilize a number of independent distributors to market our products outside the U.S. During the years ending December 31, 2002, 2003 and 2004, sales to international customers accounted for 19%, 9% and 14% of our business, respectively. We focus a majority of our sales and marketing resources on penetrating the U.S. market for Microvolt T-Wave Alternans testing with our Heartwave System. We believe that the U.S. market represents our largest business opportunity and, therefore, the majority of our sales and marketing efforts are directed towards this market.

Manufacturing

The in-house manufacturing process for our Heartwave and CH 2000 consists primarily of incoming inspection and final assembly of purchased components. Additionally, our operations group tests, inspects, packages and ships product. Components and sub-assemblies are purchased according to our specifications and are subject to inspection and testing. We rely on outside vendors to manufacture major components, a number of which are currently supplied by sole source vendors. We purchase components through purchase orders rather than long-term supply agreements and generally do not maintain large volumes of inventory. We purchase our Micro-V Alternans Sensors fully assembled and packaged from a third party supplier.

We believe that our facility in Bedford, Massachusetts will be adequate to meet our production requirements through November 30, 2005, the term of our current lease agreement. We are required to meet and adhere to the requirements of U.S. and international regulatory agencies, including Good Manufacturing Practices and Quality System Regulation requirements. Our manufacturing facilities are subject to periodic inspection by both U.S. and international regulatory agencies.

We last underwent a Quality System Regulation audit, conducted by the FDA, in August 2001. We passed the inspection with no observations. We are ISO 9001 certified allowing us to apply the CE Mark to all of our products. We are subject to semi-annual audits by our designated notified body, British Standards Institution, to maintain our ISO 9001 certification.

Research and Development

A substantial portion of our research and development investment is focused on our efforts to develop and design enhancements to our Microvolt T-Wave Alternans technology and products targeted at optimizing their functionality and ease of use. During fiscal 2004, we began development on the next generation Heartwave System, which will incorporate additional features intended to make our Microvolt T-Wave Alternans Test easier to perform and more beneficial for our customers. We expect the new product to be available during the first half of fiscal 2005.

During fiscal 2004, we continued to support the Alternans Before Cardioverter Defibrillator clinical trial, known as the ABCD Trial, that is being sponsored by St. Jude Medical, as well as the Medtronic, Inc. sponsored MASTER Study. The ABCD Trial is nearing completion of patient enrollment, while enrollment in the MASTER Study ended in the first quarter of fiscal 2005.

In 2004, we filled the staffing vacancies we had in our research and development organization at the end of fiscal 2003. As of December 31, 2004, we had four full time employees engaged in research and development activities along with several independent research and engineering consultants whose services are utilized as necessary.

Patents, Trade Secrets and Proprietary Rights

Some of the initial methods that we used in the measurement of Microvolt T-Wave Alternans are covered by a U.S. patent issued to The Massachusetts Institute of Technology. This patent is covered by an exclusive license agreement with MIT that continues through the year 2007. The license will then convert to a non-exclusive agreement for the remaining life of the patent unless MIT agrees to an extension of exclusivity. We have been issued an additional nineteen U.S. patents that include claims covering substantial changes and modifications to the initial methods covered by the original MIT patent. The expiration dates of these patents range from 2013 to 2021. During 2004, we received new patent issuances in the U.S. and Europe, which further protect our digital signal processing techniques and the Analytic Spectral Method of analyzing the signals for MTWA.

We continue to maintain our license agreement with MIT since it includes the original patent covering certain methods for the measurement of Microvolt T-Wave Alternans. This license agreement imposes various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on us. Our failure to comply with these requirements could result in conversion of the licenses from being exclusive to non-exclusive in nature or, in some cases, termination of the license. We believe that we are in compliance with all of these obligations.

We believe that our intellectual property and expertise, as originally licensed from MIT and substantially further developed by us, constitute an important competitive resource, and we continue to evaluate the markets and products that are most appropriate to exploit the expertise licensed and developed by us. In addition, we maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by us is appropriately protected, and, where necessary, to assure that there is no infringement of our proprietary technology by competitive technologies.

Reimbursement

Reimbursement to healthcare providers by third party insurers is critical to the long-term success of our efforts to make the Microvolt T-Wave Alternans Test the standard of care for patients at risk of ventricular tachyarrhythmia or sudden death. In January 2002, Current Procedural Terminology Code 93025, known as a CPT code, became available for use by healthcare providers for filing for reimbursement for the performance of a Microvolt T-Wave Alternans Test. This code may be used alone, or in conjunction with, other diagnostic cardiovascular tests. This unique CPT code provides a uniform language used by healthcare providers to describe medical services but does not guarantee payment for the test. Coding is used to communicate to third party insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers. Effective January 1, 2005, the Centers for Medicare and Medicaid Services, or CMS, published a revised Medicare payment amount for the CPT code for a Microvolt T-Wave Alternans Test of approximately $321.00. This represents an adjustment from the 2004 average of approximately $338.00.

Local Medicare carriers provide coverage for the Microvolt T-Wave Alternans Test in almost all 50 states. They are responsible for coverage of individuals who are a minimum of 65 years of age. This demographic is estimated to be approximately 50% of the potential patient population for Microvolt T-Wave Alternans testing. In the first quarter of fiscal 2005, the Centers for Medicare and Medicaid Services, known as CMS, expanded the indications for use of implantable cardioverter defibrillators, known as ICDs. As part of their expanded coverage decision, CMS announced that all patients receiving an ICD are required to be included in a national data registry as a condition of reimbursement. The registry requirement has been established with the intent of eventually providing guidance to the medical community as to which patients have the greatest chance of receiving benefit from these potentially life saving devices. In their coverage decision, CMS stated that this initial registry will be modified, and that they strongly encourage the inclusion of Microvolt T-Wave Alternans data as part of an expanded follow on registry. The inclusion of our test as part of the follow on registry could have a significant impact on our revenue opportunities in the future.

We continue to work with the private insurance carriers where coverage for our Microvolt T-Wave Alternans Test is not uniform. Utilizing current clinical and cost effectiveness information, we are working with an outside reimbursement consulting firm to gain positive reimbursement decisions from private insurance carriers such as Aetna and United Health Care. We have also encouraged physician advocacy and support in approaching the private carriers for a positive coverage decision.

Competition

We have both direct and indirect competitors. GE Medical Systems gained FDA 510(k) concurrence during 2003 for their T-Wave Alternans Algorithm for use with their Case 8000 Stress Exercise System. At the present time, we are not aware of any published, prospectively enrolled clinical studies that support and validate the use of this algorithm. We believe that the publication of substantial clinical data is necessary to successfully penetrate this emerging market. Indirect competition can come from other testing modalities such as invasive electrophysiology testing and the potential for implanting of ICDs in broad patient populations without the need for risk stratifying tests such as ours.

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

Any products manufactured or distributed by us are subject to comprehensive and continuing regulation by the FDA, including record keeping requirements, reporting of adverse experience with the use of the device, post-market surveillance, post-market registry and other actions deemed necessary by the FDA. The most recent FDA inspection of our record keeping, reporting and quality documentation system was concluded in August 2001. We passed the inspection with no observations.

We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these counties are similar to those of the FDA. We have obtained the requisite foreign regulatory approvals for sale of our Heartwave, CH 2000 and Micro-V Alternans Sensors in many foreign countries, including most of Western Europe. We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union adopted regulations requiring that medical devices such as our Heartwave, CH 2000 and Micro-V Alternans Sensors comply with the Medical Device Directives, which establish the requirements for CE marking of all products prior to their importation and sale. In 2001, we received ISO-9001 and CE certification for our Heartwave, CH 2000 and Micro-V Alternans Sensors. The Japanese Ministry of Health, Labor and Welfare has also approved our products for sale. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2004, we had 35 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced work stoppages. We believe that our relations with our employees are good.

Item 2.	Properties

Our facilities consist of approximately 11,000 square feet of office, research and manufacturing space located at 1 Oak Park Drive, Bedford, Massachusetts. This facility is under lease through November 30, 2005, and we have the option of extending the lease term for an additional twelve months. We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

Item 4A.	Executive Officers of the Registrant

The following table sets forth (i) the names and ages of our current executive officers; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

Name	Age	Position
David A. Chazanovitz	54	Chairman of the Board, Chief Executive Officer and President
Robert B. Palardy	56	Vice President, Finance and Administration and Chief Financial Officer
James Sheppard	45	Vice President, Operations
Robert LaRoche	49	Vice President, Sales and Marketing
Ali Haghighi-Mood	45	Vice President, Research and Development

David A. Chazanovitz. Mr. Chazanovitz has been our Chief Executive Officer since February 2001 and the President and a Director since October 2000. He assumed the title of Chairman of the Board of Directors in 2004. From July 1998 to September 2000, Mr. Chazanovitz served as the President of the Neurosciences Division of NMT Medical Inc., a medical device firm. From June 1996 to July 1998, Mr. Chazanovitz served as the President of the Septal Repair Division of NMT, following the merger of Innerventions, Inc. with NMT. Mr. Chazanovitz was a founder in 1995 of Innerventions, a developer of septal repair devices. Mr. Chazanovitz also previously served as the President of several divisions of C.R. Bard, Inc., a medical products and services firm, including Bard Ventures, Bard Electrophysiology and USCI Angiography. Mr. Chazanovitz holds a B.S. in Biology from City College of New York and an M.B.A. in Marketing from Long Island University.

Robert B. Palardy. Mr. Palardy has been our Vice President, Finance and Administration and Chief Financial Officer since November 1997. From 1990 to 1997, Mr. Palardy was Vice President, Finance and Information Services of Smith & Nephew Endoscopy, a company involved in the development, manufacture and sale of medical devices for arthroscopy. Mr. Palardy is a Certified Public Accountant and holds a B.S. degree in Accounting from LaSalle University.

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

Robert LaRoche. Mr. LaRoche became our Vice President of Marketing in February 2003 and assumed the role of Vice President of Sales and Marketing in April 2003. From January 1999 to January 2003, Mr. LaRoche

was the President of Octant Marketing, Inc., a marketing consulting services company he founded specializing in the medical products industry. From 1997 to January 1999, Mr. LaRoche served as Director of Marketing/ Business Development for Circe Biomedical, a developer of bio-artificial organs and cell therapy. From 1994 to 1997, he was Vice President of Marketing and Sales for Vision Sciences, Inc., a medical device company and from 1985 to 1994 he held a variety of senior sales and marketing positions at C.R. Bard, Inc., a healthcare products company. Mr. LaRoche holds a B.S. in Marine Fisheries Biology from the University of Massachusetts.

Ali Haghighi-Mood, Ph.D. Dr. Haghighi-Mood has been our Vice President of Research and Development since July 2003. From January 2002 to July 2003, he served as our Director of Research and has worked in our research and development department since January 1997. Dr. Haghighi-Mood is the holder of several patents covering our Microvolt T-Wave Alternans technology including our proprietary Analytic Spectral Method for the measurement of T-wave Alternans. Dr. Haghighi-Mood holds a B.S. and an M.S. in Electrical Engineering from the University of Tehran and a Ph.D. in Biomedical Engineering from the University of Sussex in the U.K.

Executive officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers or directors.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

Shares of our common stock are traded on the National Association of Securities Dealers’ OTC Bulletin Board under the symbol “CAMH.OB”. On May 8, 2003, the listing of our shares moved from The Nasdaq SmallCap Market to the OTC Bulletin Board. Prior to August 2, 1996, our shares were not publicly traded. Our common stock is not traded on any market, foreign or domestic, other than the OTC Bulletin Board. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on The Nasdaq SmallCap Market and the OTC Bulletin Board during the two most recent fiscal years.

	2003		2004
Period	High	Low	High	Low
First Quarter	$0.59	$0.30	$1.36	$0.83
Second Quarter	$0.80	$0.25	$1.10	$0.54
Third Quarter	$1.50	$0.60	$0.94	$0.36
Fourth Quarter	$1.50	$0.74	$0.72	$0.42

The depositary for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. On March 16, 2005, we had approximately 161 holders of common stock of record. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

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

The following data, insofar as it relates to the years 2000, 2001, 2002, 2003 and 2004, have been derived from our audited financial statements. Our balance sheet dated as of December 31, 2003 and 2004 and the related statements of operations for each of the three years in the period ended December 31, 2004 are derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,910	$3,112	$4,307	$6,945	$5,108
Cost of goods sold	1,879	2,431	3,061	3,203	2,342

Gross profit	31	681	1,246	3,742	2,766

Costs and expenses:
Research and development	2,694	1,845	1,388	944	774
Selling, general and administrative	5,509	5,702	5,868	6,193	5,752

Total costs and expenses	8,203	7,547	7,256	7,137	6,526

Loss from operations	$(8,172)	$(6,866)	$(6,010)	$(3,395)	$(3,760)
Interest income	585	413	104	20	58
Interest expense	(12)	(13)	(17)	(13)	(1)

Net loss	$(7,599)	$(6,466)	$(5,923)	$(3,388)	$(3,703)
Beneficial conversion feature	—	—	—	(1,533)	(2,604)

Net loss attributable to common stockholders	$(7,599)	$(6,466)	$(5,923)	$(4,921)	$(6,307)

Net loss per share—basic and diluted	$(0.50)	$(0.37)	$(0.30)	$(0.25)	$(0.21)
Weighted average shares outstanding—basic and diluted	15,331,565	17,340,789	19,450,062	19,663,460	29,622,673

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$11,455	$8,738	$3,093	$5,609	$7,647
Working capital	11,258	8,669	3,152	6,389	8,284
Long term debt	—	101	6	4	2
Total assets	13,975	11,900	6,189	8,520	9,650
Total liabilities	1,293	1,981	2,032	1,620	993
Preferred stock	—	—	—	4,589	3,702
Warrants to acquire preferred stock	—	—	—	1,024	2,526
Accumulated deficit	(36,635)	(43,102)	(49,024)	(52,412)	(56,115)
Stockholders’ equity	$12,682	$9,918	$4,156	$1,287	$2,429
Dividends—None

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac arrest. Our proprietary technology and products are the only diagnostic tools cleared by the U.S. Food and Drug Administration to non-invasively measure Microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient’s heartbeat. Our Microvolt T-Wave Alternans Test is performed using our primary products, the Heartwave System in conjunction with our single patient use Micro-V Alternans Sensors. There are approximately 500 Heartwave units that have been sold in the U.S. since the product was introduced at the end of fiscal 2000.

In 2004 we experienced a 26% decline in our revenue. The approximate $1.8 million decline to $5.1 million in sales was primarily due to a lower volume of our core Alternans business in the United States as approximately $1 million of Heartwave Systems and Micro-V Alternans Sensors were sold into accounts in 2003 with the intention of participating in the Medtronic, Inc. sponsored MASTER Study. This revenue was non-recurring. Additionally, our 3-year distribution contract with Philips Medical for our CH 2000 Stress Test System ended causing a decrease in our non-core business during fiscal 2004. In November 2004, we signed a one-year distribution agreement with Del Mar Reynolds, Inc. to reestablish distribution of the CH 2000.

We spent considerable time in 2004 working on medical reimbursement issues to help ensure that our customers are paid for the performance of a Microvolt T-Wave Alternans test. Reimbursement is important to the overall success and revenue growth of Cambridge Heart as our customers require profitability from the diagnostic tests that they employ. We rely on the Centers for Medicare and Medicaid Services (CMS), also known as Medicare, for approximately 50% of the potential reimbursement coverage for our test since approximately one-half of the potential base of patients is at least 65 years old. The remaining 50% of our potential patients are covered through private insurance plans such as Blue Cross/Blue Shield, Aetna and United Healthcare. Medicare and Blue Cross/Blue Shield typically operate through local carriers making it a challenge to obtain reimbursement as many different insurance carriers exist across the country.

During 2004, we were successful in gaining new reimbursement policies from CareFirst Blue Cross/Blue Shield which covers approximately 3.2 million patient lives in Maryland, Delaware, Washington, D.C. and northern Virginia and Blue Cross/Blue Shield of Michigan which covers approximately 5 million patient lives. Policies covering Medicare patients in California, Illinois, Minnesota, Michigan, Wisconsin and several other states were broadened during fiscal 2004. We continue to work with various reimbursement experts and our physician customers to advocate on behalf of their patients for coverage of the Microvolt T-Wave Alternans Test. We are targeting the private carriers which cover multiple states and therefore large numbers of covered lives.

Following the presentation of the Sudden Cardiac Death – Heart Failure Trial (SCD-HeFT) trial at the American College of Cardiology in March 2004, Medtronic, Inc, the study sponsor, applied to CMS for significantly expanded coverage indications for ICD implantation. The SCD-HeFT study demonstrated that individuals in New York Heart Association Class II and III Heart Failure who have left ventricular ejection fraction (a measure of the hearts pumping efficiency) less than or equal to 35%, suffer lower mortality rates if they have an ICD than those individuals who are optimally treated on appropriate heart medications. The study showed a statistically significant, albeit quite modest, result as the annual mortality rate decreased only 1.6% points from 7.2% to 5.6% per year. Throughout the year CMS went through a formal process of evaluating the prospect of additional ICD coverage. Along with members of the medical community, we presented substantial amounts of data to CMS showing that patients, similar to SCD-HeFT patients, who test Microvolt T-Wave Alternans normal or negative are at very low risk of sudden cardiac death and, therefore, may not benefit from defibrillator therapy. We also demonstrated the potential cost savings this could have to CMS. In January 2005, following the publication on the SCD-HeFT Study in of the New England Journal of Medicine, CMS granted coverage for ICD therapy to this patient population while expressing concern that many of the patients will receive no benefit from the ICD therapy. As such, CMS has established a data registry to collect further information on these patients with the eventual desire to better advise and guide the medical community regarding which patients may or may not benefit from implantable defibrillators. CMS’s initial data registry, which is their start at this process, is collecting only cursory information about the patient, the implant and any procedural complications. CMS has already begun work on a follow-on registry, which is of significance to us as CMS stated in their decision that they “strongly encourage the inclusion of Microvolt T-Wave Alternans testing in the follow-on registry and any other data collection protocols.” We intend to work closely with CMS and all other stakeholders in developing the follow on registry and expect that the inclusion of Microvolt T-Wave Alternans could have a favorable impact on our ability to improve our revenue. No specific timetable for announcement and implementation of the follow on registry has been set at this time.

We have always recognized the importance of access to our customer, the clinical cardiologist, as a key element to the sale of our Heartwave System. While we had improved access to our target customers in fiscal 2003 due to the influence of the MASTER Study, we have since experienced increased challenges in gaining access on our own. In an effort to improve our access to target customers, we established relationships with various third party independent representatives who normally call on the same customers. We pay these representatives modest rewards for their assistance. At the beginning of fiscal 2005, we modified our sales distribution channel to a hybrid blend of direct and independent sales representatives. We reduced our direct sales coverage from approximately 15 territories to 6 territories where our direct sales representatives have demonstrated the ability to gain access to our customers. We will cover the rest of the territories with independent representatives, many of whom sell implantable defibrillators, have access to the cardiologist, and do not carry products that would be competitive to us. We will provide clinical and technical support to these independent representatives through our direct field sales managers, clinical specialists and home office personnel. This adjustment in our distribution structure will have the added benefit of reducing the fixed selling costs normally associated with a totally direct sales organization.

In order for our business to be profitable, we must be successful in our efforts to expand the installed base of Heartwave Systems and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. Revenue growth from both our Heartwave and Micro-V Alternans Sensors delivers improved gross profits since both products carry attractive gross profit margins and manufacturing overhead costs are leveraged with volume growth.

At December 31, 2004, approximately 51% of our 35 direct employees were engaged in the selling or marketing of our technology and products, which accounts for approximately 60% of our total operating expenses incurred during fiscal 2004. An additional 23% of employees were dedicated to product manufacturing and customer support, while the remainder of our organization is involved in product research and development or administrative support.

During fiscal 2005, we will remain focused on revenue growth from the sale of our Heartwave System and disposable Micro-V Alternans Sensors in the U.S. We will continue to work on expanding reimbursement coverage from private insurers across the U.S., as well as participating in the design and development of a follow-on ICD data registry for Medicare patients to ensure the inclusion of our Microvolt T-Wave Alternans Test as one of its required data elements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations is based upon the financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. Note 2 of the notes to the financial statements contained in this Annual Report on Form 10-K includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the fair value of preferred stock and warrants, revenue recognition, incentive compensation, product returns, bad debt allowances, inventory valuation, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue from the sale of product to all of our customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of our obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. We regularly sell maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recognized over the term of the underlying agreement. Additionally, revenue associated with the service of new systems sold is recognized in the period in which the service is provided. Payments of $162,575 at December 31, 2004 ($148,275 at December 31, 2003) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. We determine the amount of the allowance by evaluating the customer’s credit history, current financial condition and payment history. We make a judgment as to the likelihood we will experience a loss of all or some portion of the outstanding balance. Our estimate of $102,500 represents 84% of the total unpaid balance in excess of 90 days past due date and 9% of our total accounts receivable at December 31, 2004. Our actual experience of customer receivables written off directly during fiscal 2004 was $14,900 ($2,671 during fiscal 2003). Accordingly, we believe we have an adequate allowance, however additional write-offs could occur if future results significantly differ from our expectations.

Inventory Valuation

We regularly assess the value of our inventory for estimated obsolescence or unmarketable inventory. If necessary, we write-down our inventory value to the estimated fair market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect our operating results for the fiscal period in which such write-downs are affected.

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of December 31, 2004, no such write-offs have been made. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which is $38,685 at December 31, 2004.

Product Warranty

We warrant all of our non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. We maintain a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of the reserve is based on our actual return and repair cost experience. If the rate and cost of future warranty activities materially differs from our historical experience, additional costs would have to be reserved that could materially affect our results of operations.

Results of Operations

The following table presents, for the periods indicated, our revenue by product line and geographic region. This information has been derived from our Statement of Operations included elsewhere in this Annual Report on Form 10-K. You should not draw any conclusions about our future results from our revenue for any period.

							% Inc/(Dec)	% Inc/(Dec)
	2002	% of Total	2003	% of Total	2004	% of Total	2004 vs 2003	2003 vs 2002
Alternans Products:
U.S. (core business)	$2,522,503	59%	$5,127,570	74%	$3,479,831	68%	-32%	103%
Europe	136,651	3%	184,477	2%	245,276	5%	33%	35%
Asia/Pacific	271,247	6%	54,300	1%	54,000	1%	-1%	-80%
Rest of World	17,340	0%	1,200	0%	38,800	1%	3133%	-93%

Total	2,947,741	68%	5,367,547	77%	3,817,907	75%	-29%	82%
Stress Products:
U.S	981,699	23%	1,169,774	17%	932,780	18%	-20%	19%
Europe	201,663	5%	190,032	3%	246,918	5%	30%	-6%
Asia/Pacific	121,614	3%	192,198	3%	107,896	2%	-44%	58%
Rest of World	54,660	1%	25,360	0%	2,250	0%	-91%	-54%

Total	1,359,636	32%	1,577,364	23%	1,289,844	25%	-18%	16%

Total Revenues	$4,307,377	100%	$6,944,911	100%	$5,107,751	100%	-26%	61%

Fiscal 2004 Compared to Fiscal 2003

REVENUE

Total revenue for fiscal 2004 and 2003 was $5,107,751 and $6,944,911, respectively, a decrease of 26%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans Products, was $3,817,907 during fiscal 2004 compared to $5,367,547 during fiscal 2003, a decrease of 29% and accounted for 75% and 77% of total revenue for fiscal 2004 and fiscal 2003, respectively. Approximately $1.7 million of revenue recognized during fiscal 2003 came from the sale of equipment to participants in the MASTER Study as well as to Philips Medical Systems under a distribution agreement that expired at the end of fiscal 2003. During fiscal 2004, these non-recurring sales accounted for approximately 90% of our decline in total revenue and 64% of our decline in revenue from the sale of Alternans Products.

During fiscal 2004, revenue from our core business, which consists of U.S. sales of our Heartwave, Micro-V Alternans Sensors and other Alternans Products sold through our distribution partners, decreased 32% and accounted for 68% of total revenue for fiscal 2004 compared to 74% of total revenue for fiscal 2003. During fiscal 2004, the non-recurring sale of Alternans Products to participants in the MASTER Study accounted for approximately 60% of the revenue decrease. Revenue from the sale of Alternans Products outside the U.S. for fiscal 2003 and 2004 was $239,977 and $338,076, respectively, an increase of 41%.

The average selling price of our Heartwave System in the U.S. increased approximately 17% during fiscal 2004, while the average selling price of our Micro-V Alternans Sensors increased 6% during the same period. The installed base of our Heartwave Systems in the U.S. is now approaching 500 units.

During fiscal 2004, revenue from the sale of our CH 2000 stress test system and associated product components was $1,289,844 compared to $1,577,364 in fiscal 2003, a decrease of 18%. During fiscal 2003, approximately 70% of our revenue from the sale of CH 2000 stress test systems came from sales to Philips Medical Systems. In November 2004, we entered into a new non-exclusive distribution agreement with Del Mar Reynolds Medical. At this time, we do not anticipate that this new agreement will provide comparable sales volume.

GROSS PROFIT

Gross Profit was 54% of total revenue in fiscal 2004 unchanged from fiscal 2003. Manufacturing labor and overhead costs declined 9% in fiscal 2004 due to cost controls. Average selling prices in the U.S. for both the Heartwave and Micro-V Alternans Sensors increased in fiscal 2004. We anticipate gross profit margins in fiscal 2005 will continue to be affected by sales volume and selling price changes.

OPERATING EXPENSES

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our Statement of Operations included elsewhere in this Annual Report on Form 10-K. You should not draw any conclusions about our future results from our operating expenses for any period.

	2003	% of Total Revenue	2004	% of Total Revenue	% Inc/(Dec) 2004 vs 2003
Operating Expenses:
Research and development	$944,325	14%	$774,285	15%	-18%
Selling, general and administrative	6,192,723	89%	5,751,875	113%	-7%

Total	$7,137,048	103%	$6,526,160	128%	-9%

RESEARCH AND DEVELOPMENT

Research and development expenses were $774,285 in fiscal 2004 compared to $944,325 in fiscal 2003, a decrease of 18%. During fiscal 2004, we were able to substantially reduce the costs associated with third party consulting services, while filling staffing vacancies. We also funded a project to design and develop the next generation Heartwave System and continued our support of the ABCD Clinical Trial, the MASTER Study and several other clinical studies of our Microvolt T-Wave Alternans technology during fiscal 2004. We anticipate the next generation Heartwave System will be introduced in fiscal 2005. We expect that research and development spending will increase modestly in fiscal 2005.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $5,751,875 in fiscal 2004 compared to $6,192,723 in fiscal 2003, a decrease of 7%. Selling and marketing costs, which accounted for 68% of total SG&A in fiscal 2004, decreased 5% from fiscal 2003. While expenditures in support of our efforts to expand Medicare and private insurance reimbursement for our Microvolt T-Wave Alternans Test increased more than 500% during fiscal 2004, spending on marketing materials and advertising placements declined 37% from fiscal 2003. Administrative costs, which accounted for 32% of total SG&A in fiscal 2004, decreased 12% from fiscal 2003. Lower compensation costs accounted for the majority of the decrease. We anticipate that fixed selling costs, which represented 47% of total SG&A costs in fiscal 2004, will decline in fiscal 2005 due to the modifications planned for our U.S. sales distribution network that will reduce these costs and increase sales compensation costs that vary with sales volume.

INTEREST INCOME/INTEREST EXPENSE

Interest income was $57,776 in fiscal 2004 compared to $20,297 in fiscal 2003, an increase of 185%. The increase is primarily the result of increased amounts of invested cash during most of fiscal 2004 and the increases in short-term interest rates during fiscal 2004. Interest expense was $799 in fiscal 2004 compared to $13,300 in fiscal 2003. The decrease is the result of the repayment of our credit line with Silicon Valley Bank in October 2003.

NET LOSS

As a result of factors described above, net loss attributable to common stockholders was $6,306,737 in fiscal 2004 as compared to a net loss of $4,920,910 in fiscal 2003. The reported amounts include non-cash financing charges associated with the sale of our preferred stock in December 2004 and May 2003. Details of these charges, which amounted to $2,603,884 and $1,533,280, for fiscal 2004 and 2003, respectively, are described in the Liquidity and Capital Resources section of this Annual Report on Form 10-K. The amounts of the beneficial conversion features have been immediately accreted and the accretions will result in deemed dividends as the preferred stock is immediately convertible. The deemed dividends have been reflected as adjustments to net loss applicable to common stockholders on our Statement of Operations. We reported a net loss of $3,702,853 and $3,387,630 for fiscal 2004 and 2003, respectively, before consideration of the beneficial conversion feature.

Fiscal 2003 Compared to Fiscal 2002

REVENUE

Total revenue for fiscal 2003 and 2002 was $6,944,911 and $4,307,377, respectively, an increase of 61%. Revenue from the sale of our Alternans Products was $5,367,547 during fiscal 2003 compared to $2,947,741 during fiscal 2002, an increase of 82% and accounted for 77% and 68% of total revenue for fiscal 2003 and fiscal 2002, respectively.

During fiscal 2003, revenue from our core business, which consists of U.S. sales of our Heartwave, Micro-V Alternans Sensors and other Alternans Products sold through our distribution partners, increased 103% and accounted for 74% of total revenue for fiscal 2003 compared to 59% of total revenue for fiscal 2002. The average selling price of our Heartwave System in the U.S. increased 13% during fiscal 2003 compared to fiscal 2002, while the selling price of our Micro-V Alternans Sensors increased an average of 18% during the same period. The balance of the 103% increase in our revenue from the sale of Alternans Products was primarily the result of growth in units sold of all Alternans Products. During fiscal 2003, we sold approximately 50 Heartwave Systems to customers participating in the MASTER Study. Revenue from the sale of our Micro-V Alternans Sensors increased 87% in fiscal 2003 compared to fiscal 2002. This increase was due to the increase in the installed base of our Heartwave Systems in the U.S. Revenue from the sale of disposable Micro-V Alternans Sensors accounted for 32% of our core business revenue in fiscal 2003 compared to 34% in fiscal 2002.

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

During fiscal 2003, revenue from the sale of our CH 2000 stress test system and associated product components was $1,577,364 compared to $1,359,636 in fiscal 2002, an increase of 16%. The increase was primarily from the growth in unit sales of product in the U.S. Revenue from the sale of these products accounted for 23% of total revenue in fiscal 2003 compared to 32% in fiscal 2002. Sales to our U.S. customers including our exclusive distributor Philips Medical Systems accounted for 74% of our total stress product sales in fiscal 2003 compared to 72% in fiscal 2002. Our distribution agreement with Philips Medical Systems that granted them exclusive rights to distribute our CH 2000 stress test system in the U.S. and non-exclusive rights outside the U.S. expired at the end of fiscal 2003. Revenue from sales of stress products under this agreement accounted for 14% and 19% of total revenue for fiscal 2003 and fiscal 2002, respectively.

GROSS PROFIT

Gross Profit was 54% of total revenue in fiscal 2003 compared to 29% in fiscal 2002. The impact of sales volume growth in fiscal 2003 from the sale of Heartwave Systems and disposable Micro-V Alternans Sensors in the U.S. accounted for approximately 73% of the increase in gross profit. Increases in average selling prices in the U.S. of these products represent the majority of the remaining gross profit improvement. Gross profit margins in fiscal 2004 continued to be affected by sales volume and selling price changes.

OPERATING EXPENSES

The following table presents, for the periods indicated our operating expenses. This information has been derived from our Statement of Operations included elsewhere in this Annual Report on Form 10-K. You should not draw any conclusions about our future results from our operating expenses for any period.

	2002	% of Total Revenue	2003	% of Total Revenue	% Inc/(Dec) 2003 vs 2002
Operating Expenses:
Research and development	$1,387,946	32%	$944,325	14%	-32%
Selling, general and administrative	5,867,795	136%	6,192,723	89%	6%

Total	$7,255,741	168%	$7,137,048	103%	-2%

RESEARCH AND DEVELOPMENT

Research and development expenses were $944,325 in fiscal 2003 compared to $1,387,946 in fiscal 2002, a decrease of 32%. We continued to focus our efforts on the development and design of enhancements to our existing Microvolt T-Wave Alternans technology. These programs were less costly than the product development programs funded during fiscal 2002 and, therefore, contribute to a large portion of the expense decrease in fiscal 2003. In addition, we experienced some staff turnover in the research and development organization during fiscal 2003 that also contributed to lower costs in fiscal 2003. These vacancies were filled during the first quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $6,192,723 in fiscal 2003 compared to $5,867,795 in fiscal 2002, an increase of 6%. Selling and marketing costs, which accounted for 66% of total SG&A, increased 4% over fiscal 2002. Selling expenses increased 13% during fiscal 2003 compared to fiscal 2002 primarily as the result of increases in earned compensation by our U.S. sales personnel related to the growth in revenue from our core business during fiscal 2003. Marketing expenses declined 26% in fiscal 2003 compared to fiscal 2002 primarily due to reductions in advertising and promotional expenditures. Administrative expenses increased 10% in fiscal 2003 compared to fiscal 2002 primarily as a result of a 33% increase in insurance costs and legal costs associated with our stock delisting and non-capitalized financing activities.

INTEREST INCOME/INTEREST EXPENSE

Interest income was $20,297 in fiscal 2003 compared to $104,253 in fiscal 2002, a decrease of 81%. The decrease was primarily the result of lower amounts of invested cash during most of fiscal 2003 and the decline in short-term interest rates during fiscal 2003. Interest expense was $13,300 in fiscal 2003 compared to $17,053 in fiscal 2002. The decrease was the result of the repayment of our credit line with Silicon Valley Bank in October 2003.

NET LOSS

As a result of factors described above, net loss attributable to common stockholders was $4,920,910 in fiscal 2003 as compared to a net loss of $5,922,685 in fiscal 2002. The reported amount for fiscal 2003 included a non-cash financing charge associated with the sale of our Series A Convertible Preferred Stock in May 2003, in the amount of $1,533,280. The details of this charge are described in the Liquidity and Capital Resources section of this Annual Report on Form 10-K. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the preferred stock does not have a redemption term. The deemed dividend was reflected as an adjustment to net loss applicable to common stockholders on our Statement of Operations. We reported a net loss of $3,387,630 for fiscal 2003 before consideration of the beneficial conversion feature.

Inflation and Income Taxes

Inflation did not have a significant effect on our results of operations for any of the years in the three-year period ended December 31, 2004.

We have not recorded a provision for income taxes for the years 1999 through 2004 because we incurred net losses in each of such years. At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $44,227,000 and $29,594,000, respectively, as well as $1,150,000 of federal and $696,000 of state tax credit carryforwards, available to offset future taxable income and income tax liabilities, respectively. These carryforwards generally expire in the years 2004 through 2024 and may be subject to annual limitations as a result of changes in our ownership. There can be no assurance that changes in ownership in future periods or continuing losses will not significantly limit our use of net operating loss and tax credit carryforwards.

We have generated taxable losses from operations since inception and, accordingly, have no taxable income available to offset the carryback of net operating losses. In addition, although our operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions, which cannot be reasonably assured, including market acceptance of our products by customers. We have provided a full valuation allowance of approximately $23,002,000 at December 31, 2004 for our deferred tax assets since, in our opinion, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

Quarterly Financial Results

The following tables set forth a summary of our unaudited quarterly results of operations for 2004 and 2003. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (Unaudited)
	March 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,266	$1,168	$1,279	$1,395
Cost of goods sold	565	586	583	608

Gross profit	701	582	696	787
Costs and expenses:
Research and Development	163	172	203	236
Selling, general and administrative	1,560	1,615	1,311	1,266

Total costs and expenses	1,723	1,787	1,514	1,502

Loss from operations	(1,022)	(1,205)	(818)	(715)
Interest income	7	8	15	28
Interest expense	—	—	—	(1)

Net loss	$(1,015)	$(1,197)	$(803)	$(688)
Beneficial conversion feature	—	—	—	(2,604)

Net loss attributable to common stockholders	$(1,015)	$(1,197)	$(803)	$(3,292)

Net loss per common share—basic and diluted	$(0.04)	$(0.04)	$(0.03)	$(0.10)

	Three Months Ended (Unaudited)
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,104	$1,627	$1,954	$2,260
Cost of goods sold	711	730	880	881

Gross profit	393	897	1,074	1,379
Costs and expenses:
Research and Development	221	330	232	161
Selling, general and administrative	1,415	1,600	1,489	1,690

Total costs and expenses	1,636	1,930	1,721	1,851

Loss from operations	(1,243)	(1,033)	(647)	(472)
Interest income	5	3	5	7
Interest expense	(6)	(3)	(2)	(2)

Net loss	$(1,244)	$(1,033)	$(644)	$(467)
Beneficial conversion feature	—	(1,533)	—	—

Net loss attributable to common stockholders	$(1,244)	$(2,566)	$(644)	$(467)

Net loss per common share—basic and diluted	$(0.06)	$(0.13)	$(0.03)	$(0.02)

	As a Percentage of Total Revenues Three Months Ended (Unaudited)
	March 31, 2004	June 30, 2004	Sept 30, 2004	Dec 31, 2004
Statement of Operations Data:
Revenue	100%	100%	100%	100%
Cost of goods sold	45%	50%	46%	44%

Gross profit	55%	50%	54%	56%
Costs and expenses:
Research and Development	13%	15%	16%	16%
Selling, general and administrative	123%	138%	103%	91%

Total costs and expenses	136%	153%	118%	107%

Loss from operations	-81%	-103%	-64%	-51%
Interest income	1%	1%	1%	2%
Interest expense	0%	0%	0%	0%

Net loss	-80%	-102%	-63%	-49%

Beneficial conversion feature	0%	0%	0%	-187%
Net loss attributable to common stockholders	-80%	-102%	-63%	-236%

	As a Percentage of Total Revenues Three Months Ended (Unaudited)
	March 31, 2003	June 30, 2003	Sept 30, 2003	Dec 31, 2003
Statement of Operations Data:
Revenue	100%	100%	100%	100%
Cost of goods sold	64%	45%	45%	39%

Gross profit	36%	55%	55%	61%
Costs and expenses:
Research and Development	20%	20%	12%	7%
Selling, general and administrative	128%	98%	76%	75%

Total costs and expenses	148%	118%	88%	82%

Loss from operations	-112%	-63%	-33%	-21%
Interest income	0%	0%	0%	0%
Interest expense	-1%	0%	0%	0%

Net loss	-113%	-63%	-33%	-21%

Beneficial conversion feature	0%	-94%	0%	0%
Net loss attributable to common stockholders	-113%	-157%	-33%	-21%

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $7,646,963 at December 31, 2004 compared to $5,609,244 at December 31, 2003, an increase of $2,037,719. This increase is consistent with the net cash proceeds from the sale of our Series A and Series B Convertible Preferred Stock of $484,985 and $4,697,904, respectively, net of cash used for operating activities of $3,082,833. Accounts receivable, net of allowance for doubtful accounts at December 31, 2004 decreased $780,089, or 44%, reflecting the decrease in sales at the end of fiscal 2004 compared with fiscal 2003. Inventory at December 31, 2004 increased $21,464 or 5%, compared to fiscal 2003. Prepaid expenses at December 31, 2004 decreased $8,949, or 5%, compared to fiscal 2003. Fixed asset additions during fiscal 2004 totaled $140,575.

On May 12, 2003, we entered into an agreement for the sale of $6.5 million of our Series A Convertible Preferred Stock (the “Series A stock”) to Medtronic, Inc. and a group of private investors. On May 12 2003, we sold 696,825 shares of our Series A stock at a purchase price of $4.42 per share providing us with gross proceeds of $3,079,966. In addition, we issued warrants for the purchase of an additional 773,724 shares at a purchase price of $4.42 per share with monthly expiration dates beginning September 1, 2003 and ending February 1, 2004. During fiscal 2003, investors purchased 663,999 shares of our Series A stock through the exercise of these warrants providing us with additional proceeds of $2,934,876. During fiscal 2004, investors exercised the remaining warrants for the purchase of 109,725 shares of our Series A stock providing us with gross proceeds of $484,985.

As part of the financing, we also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of our Series A stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009. Each share of Series A stock is convertible into 13 shares of our common stock.

During 2003 and 2004, investors exercised their rights to convert 79,182 and 1,006,755 shares of our Series A stock into 1,029,366 and 13,087,815 shares of our common stock, respectively. We had 1,281,642 and 384,612 shares of Series A stock and warrants for the purchase of an additional 548,510 and 471,703 shares of Series A stock outstanding at December 31, 2003 and 2004, respectively.

On December 6, 2004, we entered into an agreement for the sale of $5 million of our Series B Convertible Preferred Stock (the “Series B stock”) to certain institutional and other private investors. Under the terms of the financing, we issued and sold 5,000 shares of our Series B stock at a purchase price of $1,000 per share. Each share of Series B stock is convertible into approximately 2,222 shares of our common stock at a conversion price of $0.45 per share. The conversion price of the Series B stock is subject to adjustment in certain circumstances. If we issue shares of common stock at a purchase price below the conversion price of the Series B stock, the conversion price of the Series B stock will be adjusted to equal such purchase price. Investors in the financing also received warrants to purchase an additional 2,500 shares of our Series B stock. The exercise price of the warrants is $1,100 per share.

The net proceeds from the sale of the securities have been allocated between the Series B stock and the warrants based on their relative fair values, on our Balance Sheet. The final closing price of our common stock as listed on the National Association of Securities Dealers’ OTC Bulletin Board on December 6, 2004 was $0.57 per share and as a result, the Company has valued the warrants and the beneficial conversion feature reflecting the December 6, 2004 commitment date and the most beneficial per share discount available to the preferred shareholders and warrant holders. A beneficial conversion feature was recorded as of the original transaction date as the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, was below the fair value of the common stock at the convertible instruments issuance. The value of the beneficial conversion feature recorded related to the Series B stock financing was $2,603,884. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the Series B stock is immediately convertible. The deemed dividend was reflected as an adjustment to net loss applicable to common stockholders on our Statement of Operations for the year ended December 31, 2004.

In connection with the sale of our Series B stock, we also issued to the placement agent for the transaction a warrant exercisable for a total of 953,333 shares of common stock. The warrant expires on December 6, 2009. The exercise price of the warrant is $0.495 per share of common stock.

We had 5,000 shares of Series B stock and warrants for the purchase of an additional 2,500 shares of Series B stock outstanding at December 31, 2004.

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $6,009,885, $3,394,627 and $3,759,830 for the fiscal years ended December 31, 2002, 2003 and 2004, respectively, and recurring negative cash flow from operations of $5,705,073, $2,537,077 and $3,082,833 for the fiscal years ended December 31, 2002, 2003 and 2004, respectively. In addition, we have an accumulated deficit at December 31, 2004 of $56,114,777. If we are unable to generate sufficient revenue to sustain operations, we will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $30,000 of such minimum license maintenance fees subsequent to December 31, 2004.

We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2004 are included in the table below.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Capital Lease Obligations	$3,681	$2,103	$1,578
Operating Lease Obligations	$148,234	$127,704	$18,215	$2,315
Purchase Obligations	$30,000	$10,000	$20,000

Total	$181,915	$139,807	$39,793	$2,315	$—

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

New Accounting Pronouncements

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) was issued in December, 2004. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that we recognize the compensation cost related to share-based payment transactions with employees in our financial statements beginning with the first interim reporting period that begins after June 15, 2005 (the effective date). The compensation cost will be measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed us to continue to apply the guidance in APB 25 provided that we disclose in the footnotes to our financial statements the pro forma net income if the fair-value-based method been applied. We currently report share-based payment transactions with employees in accordance with APB 25 and provide the required disclosures (see Note 2 to the financial statements included in this annual report). Beginning with the first interim reporting period beginning after the effective date, we will be adopting the modified prospective application of SFAS 123R. The modified prospective application transition method requires the application of this standard to all new awards issued after the effective date, all modifications, repurchased or cancellations of existing awards after the effective date, and unvested awards at the effective date.

For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for pro forma disclosures under SFAS 123. Based on the current options outstanding, we anticipate the adoption of this statement to result in approximately $139,000 of compensation cost to be recognized in the year of adoption.

FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (SFAS 153) was issued on December 16, 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29) required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. We do not anticipate that this pronouncement will have any impact on our reported results.

Emerging issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as we incurred a net loss for 2002, 2003 and 2004. This pronouncement will have an impact if and when we incur net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

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

Risks Related to our Operations

We depend on our Microvolt T-Wave Alternans technology for a significant portion of our revenues, and if it does not achieve broad market acceptance, our ability to execute our business plan and achieve meaningful revenues will be limited.

We believe that our ability to succeed in the future will depend, in large part, upon the successful commercialization and market acceptance of our Microvolt T-Wave Alternans technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. The failure of our Microvolt T-Wave Alternans technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products due to competitive pressures or a decline in the availability of reimbursement, would reduce our revenues and further limit our ability to succeed. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our Microvolt T-Wave Alternans technology or that our competitors will not develop competing technologies that are perceived to be superior to our technology.

We have never been able to fund our operations from cash generated by sales of our products, and if we cannot meet our capital requirements through the sale of debt or equity securities on terms favorable to us, we may not be able to continue as a going concern.

We have incurred substantial operating losses through December 31, 2004 and may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. We do not expect to generate sufficient cash from our business to fund our operations for the foreseeable future, so that if we cannot obtain additional capital through equity or debt financings we will likely be unable to continue as a going concern. This would have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing may not be available in the amount we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

Our sale of additional shares of common stock or any other securities exchangeable for shares of common stock is likely to dilute the book value of our common stock.

Our authorized capital includes 75,000,000 shares of common stock, of which 50,842,031 shares were issued and outstanding as of December 31, 2004 (assuming the conversion of all shares of preferred stock outstanding on such date). Our board of directors has the authority, without further action or vote of our stockholders, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we need at today’s stock prices, we would likely need to issue securities which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

At December 31, 2004, 384,612 shares of our Series A stock were outstanding, which are currently convertible into 4,999,956 shares of our common stock. At December 31, 2004, investors held warrants to acquire an additional 471,703 shares of our Series A stock, which are currently convertible into 6,132,139 shares of our common stock. In December 2004, we issued 5,000 shares of our Series B stock in a private placement, which are currently convertible into 11,111,111 shares of our common stock, as well as warrants to acquire an additional 2,500 shares of our Series B stock, which are currently convertible into 5,555,555 shares of our common stock. In addition, common stock warrants were given to the placement agent to acquire an additional 953,333 shares of our common stock.

You will incur additional dilution of net tangible book value if the holders of our preferred stock convert their shares of preferred stock into shares of our common stock. As of December 31, 2004, investors had exercised their rights to convert 1,085,937 shares of Series A stock into 14,117,181 shares of our common stock.

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

Our quarterly revenues and operating results have varied in the past and are likely to continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing, of our sales transactions;

•	unpredictable sales cycles;

•	the timing of introduction and market acceptance of new products or product enhancements by us or our competitors;

•	changes in our operating expenses;

•	product quality problems; and

•	personnel changes and fluctuations in economic and financial market conditions.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful. There can be no assurance that future revenues and results of operations will not vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of investors, analysts or our announced guidance, if any. In any such case, the price of our common stock could be materially adversely affected.

Financial investors may have interests different than you or our management, and may be able to impact corporate actions requiring stockholder approval because they own a significant amount of our common stock.

In connection with the December 2004 financing, we issued securities which are currently convertible into approximately 44.3% of the total number of shares of our common stock (on an as-converted basis) that were outstanding immediately prior to such issuance. Under certain circumstances these securities may become convertible into an even greater number of shares of common stock. In future financings we may also issue securities that are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from our long-term goals and the long-term goals of our other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to affect corporate actions requiring stockholder approval.

We will likely need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, if at all.

We believe that the financial resources available to us, including our current working capital, will be sufficient to finance our planned operations and capital expenditures for at least the next 12 months. If during this time we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing sooner if:

•	we decide to accelerate our research and development efforts;

•	we decide to expand our marketing and sales capabilities faster than currently planned;

•	we develop new or enhanced services or products ahead of schedule;

•	we decide to undertake new sales and/or marketing initiatives;

•	we are required to defend or enforce our intellectual property rights;

•	sales of our products do not meet our expectations in the United States or internationally;

•	we need to respond to competitive pressures; or

•	we decide to acquire complementary products, businesses or technologies.

We can provide no assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs which would significantly limit our ability to implement our business plan. In addition, we may have to issue securities that may have rights, preferences and privileges senior to our common stock. If we are unable to obtain sufficient additional funding when needed, we may have to significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties and/or cease operations. In addition, if we raise additional capital by issuing additional equity or convertible debt securities, our existing stockholders could suffer significant dilution.

The results of future clinical studies may not support the usefulness of our technology.

We are continuing to participate in clinical studies relating to our Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors in order to more firmly establish the predictive value of such technologies. Although studies on high-risk patients to date have indicated that the measurement of Microvolt T-Wave Alternans to predict the vulnerability to ventricular arrhythmia and sudden cardiac death is excellent in certain patient populations, we do not know whether the results of such studies on other patient populations will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of Microvolt T-Wave Alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technologies, would have a material adverse effect on our business, financial condition and results of operations.

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

We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. Because we rely on distributors for international sales, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, we cannot be sure that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us. In fiscal 2004, 14% of our revenue came from the sale of product to international distributors.

We face substantial competition in the market for cardiac diagnostic devices from substantially larger and better financed competition, which may result in others discovering, developing or commercializing competing products more successfully than we do.

Competition from competitors’ medical devices that diagnose cardiac disease is intense and likely to increase. Our success will depend on our ability to develop products and apply our technologies, as well as our ability to establish and maintain a market for our products. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, as well as with manufacturers of other invasive and non-invasive tests, including EP testing, electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. GE Medical Systems has introduced an analysis system it claims can measure t-wave alternans. GE Medical Systems has received concurrence from the FDA of its 510(k) allowing it to distribute the product in the United States. Many of our current as well as prospective competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by Cambridge Heart. Some of our competitors also enjoy long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

We obtain critical components and subassemblies for the manufacture of our products from a limited group of suppliers, and if our suppliers fail to meet our requirements we may be unable to meet customer demand and our customer relationships would suffer.

We do not have long-term contracts with our suppliers. Our dependence on a single supplier or limited group of smaller suppliers for critical components and sub-assemblies exposes us to several risks, including:

•	a potential for interruption, or inconsistency in the supply of components or sub-assemblies, leading to backorders and product shortages;

•	a potential for inconsistent quality of components or sub-assemblies supplied, leading to reduced customer satisfaction or increased product costs and delays in shipments of our products to customers and distributors; and

•	inconsistent pricing.

From time to time in the past, we have experienced temporary difficulties in receiving timely shipment of key components from our suppliers. We can give no assurance that we would be able to identify and qualify additional suppliers of critical components and sub-assemblies in a timely manner. Further, a significant increase in the price of one or more key components or sub-assemblies included in our products could seriously harm our results of operations.

Risks Related to the Market for Cardiac Diagnostic Equipment

If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse affect on our business.

Our revenues are primarily derived from sales of our Heartwave systems and Micro-V Alternans Sensors. Our ability to successfully commercialize these products depends on our first obtaining, and then maintaining, adequate levels of third-party reimbursement for use of these products by our customers. The amount of reimbursement in the United States that is available for clinical use of the Microvolt T-Wave Alternans Test varies. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers will seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, investigations unnecessary or inappropriate. We do not know whether the reimbursement level in the United States for the Microvolt T-Wave Alternans Test will increase in the future or that reimbursement amounts will not reduce the demand for, or the price of, the Heartwave system. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained, for Microvolt T-Wave Alternans Tests using the Heartwave system could have a material adverse effect on our business.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the United States and in other countries in which we conduct business, including clinical trials and product marketing and sales, such coverage may not be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent commercialization of our Heartwave systems, cause a significant financial burden on Cambridge Heart, or both, which in either case could have a material adverse effect on our business, financial condition and ability to market both systems as currently contemplated.

Our ability to build a successful business depends on our ability to first obtain, and then maintain, patent protection for our products and technologies.

Our success will depend, in large part, on our ability to obtain patent protection for our products both in the United States and in other countries and then enforce these patents. However, the patent positions of medical device companies, including Cambridge Heart, are generally uncertain and involve complex legal and factual questions. We can give no assurance that patents will issue as a result of any patent applications we own or license or that, if patents do issue, the claims allowed will be sufficiently broad to protect our proprietary technologies. In addition, any issued patents we own or license may be challenged, invalidated or circumvented, and the rights granted under issued patents may not provide us with competitive advantages. We also rely on unpatented trade secrets to protect our proprietary technologies, and we can give no assurance that others will not independently develop or otherwise acquire substantially equivalent techniques, or otherwise gain access to our proprietary technologies, or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technologies.

Any claim by others that we infringe their intellectual property rights, whether intentionally or otherwise, could materially and adversely affect our business.

Our success will depend, in part, on our ability to avoid infringing the intellectual property rights of others and/or breaching the licenses upon which our products and technologies are based. We have licensed significant technology and patents from third parties, including patents and technology relating to Microvolt T-Wave Alternans licensed from The Massachusetts Institute of Technology. Our license of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on our part. If we fail to comply with these requirements, licenses could convert from being exclusive to non-exclusive in nature or could terminate, either of which would adversely affect our business.

Any future litigation over intellectual property rights would likely involve significant expense on our part as well as distract our management from day-to-day business operations.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others’ proprietary rights. In particular, our competitors and other third parties hold issued patents and are assumed to hold pending patent applications, which may result in claims of infringement against us or other patent litigation. We also may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost.

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

See note 2 to the financial statements contained in the Annual Report on Form 10-K for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, and trade payables at fair value at December 31, 2004 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

Item 8. Financial Statements and Supplementary Data

CAMBRIDGE HEART, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cambridge Heart, Inc.:

We have audited the balance sheet of Cambridge Heart, Inc. (a Delaware corporation) as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Heart, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the Unites States of America.

Vitale, Caturano and Company, Ltd.

Boston, Massachusetts

February 9, 2005

Report of Independent Registered Public Accounting Firm

To Board of Directors and
Stockholders of Cambridge Heart, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cambridge Heart, Inc. at December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 25, 2004

CAMBRIDGE HEART, INC.

BALANCE SHEET

	December 31,
	2003	2004
Assets
Current assets
Cash and cash equivalents	$5,609,244	$2,896,963
Marketable securities	—	4,750,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $102,500 at December 31, 2003 and 2004, respectively	1,762,885	982,796
Inventory	469,811	491,276
Prepaid expenses and other current assets	163,221	154,272

Total current assets	$8,005,161	$9,275,307
Fixed assets, net	235,875	207,761
Other assets	278,511	166,539

	$8,519,547	$9,649,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$644,723	$345,876
Accrued expenses	969,077	643,431
Current portion of capital lease obligation	2,103	2,103

Total current liabilities	1,615,903	991,410
Capital lease obligation, net of current portion	3,681	1,578

Total liabilities	1,619,584	992,988
Commitments and contingencies (Note 13)
Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2003 and 2004, respectively; 1,281,642 and 389,612 shares issued and outstanding at December 31, 2003 and 2004, respectively. Liquidation preference and redemption value of $5,664,858 and $6,699,985 as of December 31, 2003 and 2004, respectively	4,588,814	3,701,891
Warrants to acquire Convertible Preferred Stock of 548,510 and 474,203 shares issued and outstanding at December 31, 2003 and 2004, respectively	1,024,150	2,526,156

	5,612,964	6,228,047
Stockholders’ equity:
Common Stock, $.001 par value; 75,000,000 shares authorized; 21,178,907 and 34,730,964 shares issued and outstanding at December 31, 2003 and 2004, respectively	21,179	34,731
Additional paid-in capital	53,770,911	58,566,847
Accumulated deficit	(52,411,924)	(56,114,777)
Less: deferred compensation	(93,167)	(58,229)

Total stockholders’ equity	1,286,999	2,428,572

	$8,519,547	$9,649,607

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
Revenue	$4,307,377	$6,944,911	$5,107,751
Cost of goods sold	3,061,521	3,202,490	2,341,421

Gross profit	1,245,856	3,742,421	2,766,330
Costs and expenses:
Research and development	1,387,946	944,325	774,285
Selling, general and administrative	5,867,795	6,192,723	5,751,875

Loss from operations	(6,009,885)	(3,394,627)	(3,759,830)
Interest income	104,253	20,297	57,776
Interest expense	(17,053)	(13,300)	(799)

Net loss	$(5,922,685)	$(3,387,630)	$(3,702,853)
Beneficial conversion feature (Note 8 and 9)	—	(1,533,280)	(2,603,884)

Net loss attributable to common stockholders	$(5,922,685)	$(4,920,910)	$(6,306,737)

Net loss per common share-basic and diluted	$(0.30)	$(0.25)	$(0.21)

Weighted average common shares outstanding-basic and diluted	19,450,062	19,663,460	29,622,673

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock, $.001 par		Additional paid-in Capital			Total stockholders’ equity
	Number of Shares	Par Value		Accumulated deficit	Deferred compensation
Balance at December 31, 2001	19,266,751	$19,267	$53,010,063	$(43,101,609)	$(9,463)	$9,918,258

Issuance of common stock through the exercise of stock options, warrants and employee stock purchase plan	236,589	$236	$208,596			$208,832
Compensation related to non-employee stock options granted			$(57,460)			$(57,460)
Amortization of deferred compensation					$9,463	$9,463
Net loss				$(5,922,685)		$(5,922,685)

Balance at December 31, 2002	19,503,340	$19,503	$53,161,199	$(49,024,294)	$—	$4,156,408

Conversion of Series A preferred stock to common stock	1,029,366	$1,029	$204,420			$205,449
Issuance of common stock through the exercise of stock options, warrants and employee stock purchase plan	155,576	$156	$51,194			$51,350
Compensation related to non-employee stock options granted			$137,440			$137,440
Issuance of restricted stock	490,625	$491	$216,658		$(175,332)	$41,817
Amortization of deferred compensation					$82,165	$82,165
Net loss				$(3,387,630)		$(3,387,630)

Balance at December 31, 2003	21,178,907	$21,179	$53,770,911	$(52,411,924)	$(93,167)	$1,286,999

Conversion of Series A preferred stock to common stock	13,087,814	$13,088	$4,097,308			$4,110,396
Issuance of common stock warrants to non-employees			$457,409			$457,409
Issuance of common stock through the exercise of stock options, warrants and employee stock purchase plan	358,368	$358	$77,775			$78,133
Compensation related to non-employee stock options granted			$24,204			$24,204
Issuance of restricted stock	105,875	$106	$139,240		$(49,340)	$90,006
Amortization of deferred compensation					84,278	84,278
Net loss				$(3,702,853)		$(3,702,853)

Balance at December 31, 2004	34,730,964	$34,731	$58,566,847	$(56,114,777)	$(58,229)	$2,428,572

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(5,922,685)	$(3,387,630)	$(3,702,853)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	575,413	505,012	315,490
Loss on disposal of fixed assets	2,004	—	—
Stock based compensation expense (benefit)	(47,997)	350,834	111,477
Provisions for allowance for bad debts	8,390	55,000	2,500
Changes in operating assets and liabilities:
Accounts receivable	(176,666)	(654,133)	777,589
Inventory	5,777	198,078	(21,464)
Prepaid expenses and other current assets	(112,666)	90,713	8,949
Other assets	(28,844)	4,838	(34,829)
Accounts payable and accrued expenses	(7,799)	300,211	(539,692)

Net cash used for operating activities	(5,705,073)	(2,537,077)	(3,082,833)

Cash flows from investing activities:
Purchases of fixed assets	(131,597)	(12,913)	(140,576)
Capitalization of software development costs	(75,900)	(1,600)	—
Purchases of marketable securities	—	—	(4,750,000)
Proceeds from the maturity of marketable securities	4,574,805	2,001,231	—

Net cash provided by investing activities	4,367,308	1,986,718	(4,890,576)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs of $188,195 and $759,505 in 2003 and 2004, respectively		5,826,648	5,182,889
Proceeds from issuance of common stock	208,832	43,603	78,239
Proceeds from (payment on) bank credit line	58,810	(802,829)	—
Net cash provided by financing activities	267,642	5,067,422	5,261,128

Net increase (decrease) in cash and cash equivalents	(1,070,123)	4,517,063	(2,712,281)
Cash and cash equivalents, beginning of year	2,162,304	1,092,181	5,609,244

Cash and cash equivalents, end of year	$1,092,181	$5,609,244	$2,896,963

Supplemental Disclosure of Cash Flow Information

During 2002, 2003 and 2004 the Company paid $17,053, $13,300 and $799, respectively, in interest expense.

Supplemental Disclosure of Non-Cash Financing Activities

During 2003 and 2004, investors exercised their rights to convert 79,182 and 1,006,755 shares of Series A Convertible Preferred Stock into 1,029,366 and 13,087,814 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share.

During 2004, the Company issued a warrant for the purchase of 953,333 shares of its common stock to the agent in connection with the sale of the Series B stock. The warrant was valued using the Black Scholes model at $457,409 and is recorded as a non-cash issuance cost.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations of $6,009,885, $3,394,627 and $3,759,830 for the fiscal years ended December 31, 2002, 2003 and 2004, respectively, and recurring negative cash flow from operations of $5,705,073, $2,537,077 and $3,082,833 for the fiscal years ended December 31, 2002, 2003 and 2004, respectively. In addition, the Company has an accumulated deficit of $56,114,777 at December 31, 2004. The Company anticipates that it has sufficient cash resources to satisfy its cash requirements through at least December 31, 2005. If the Company is unable to generate sufficient revenue to sustain operations, it will need to seek additional sources of financing. There is no certainty that such efforts would be successful.

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amount to $0 and $4,750,000 at December 31, 2003 and 2004, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $4,612,732 and $2,727,591 at December 31, 2003 and 2004, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

customers. Under Emerging Issue Task Force (“EITF”) 00-21, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company regularly sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recorded over the term of the underlying agreement. Payments of $162,575 at December 31, 2004 ($148,275 at December 31, 2003) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during fiscal 2004 was $14,900 ($2,671 during fiscal 2003). The Company provided $2,500 and $55,000 for allowance for doubtful accounts during the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003 the allowance for doubtful accounts was $100,000 and $102,500, respectively.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair market value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2002, 2003 and 2004, the Company had four stock-based compensation plans. The Company accounts for employee awards under those plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 as amended by SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair market values, consistent with the method required under the recognition provisions of SFAS 148, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Year ended December 31,
	2002	2003	2004
Net loss attributable to common stockholders:
As reported	$5,922,685	$4,920,910	$6,306,737
Stock-based compensation (expense) included in reported net loss	47,997	(350,834)	(111,477)
Total stock-based compensation under the fair-value-based method for all awards	697,240	825,681	540,579

Pro forma	$6,667,922	$5,395,757	$6,735,839

Net loss per share:
As reported-basic and diluted	$0.30	$0.25	$0.21
Pro forma-basic and diluted	$0.34	$0.27	$0.23

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2003 and 2004, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 50% for 2002 and 2003 and 118% for 2004; (iii) risk free interest rates of 3.82%, 2.43% and 3.78%; and (iv) expected option terms of 4 years for all periods.

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 3,196,200, 5,049,518 and 5,267,625 shares of common stock, warrants for the purchase of 1,370,400, 1,319,695 and 2,102,532 shares of common stock, warrants for the purchase of 0, 548,515 and 471,703 shares of Series A Convertible Preferred Stock, warrants for the purchase of 0, 0, and 2,500 shares of Series B Convertible Preferred Stock, 0, 1,281,642 and 384,612 shares of Series A Convertible Preferred Stock and 0, 0 and 5,000 shares of Series B Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for 2002, 2003 and 2004, respectively.

Emerging issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for 2002, 2003 and 2004. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 2002, 2003 and 2004 the Company had no other comprehensive income.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their fair values at December 31, 2003 and 2004.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which include allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method.

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Segment Reporting

Management uses consolidated financial information in determining how to allocate resources and assess performance. For this reason, the Company has determined that it is engaged principally in one industry segment. See Note 15 with respect to significant customers and with respect to sales in other geographic areas.

Research and Development and Capitalized Software Development Costs

Research, engineering and product development costs, except for certain software development costs, are expensed as incurred. Capitalization of software development costs begins upon the establishment of technological feasibility of both the software and related hardware as defined by Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed,” and ceases upon the general release of the products to the public. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

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

Costs capitalized at December 31, 2003 and 2004, which are included in other assets in the accompanying balance sheet, were $1,482,728 and $1,482,728, net of accumulated amortization of $1,325,155 and $1,444,043, respectively.

Licensing Fees and Patent Costs

The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized at December 31, 2004 was $119,297 compared to $112,380 at December 31, 2003, which is included in other assets in the accompanying balance sheet.

New Accounting Pronouncements

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) was issued in December, 2004. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the Company recognize the compensation cost related to share-based payment transactions with employees in financial statements beginning with the first interim reporting period that begins after June 15, 2005 (the effective date). The compensation cost will be measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed the Company to continue to apply the guidance in APB 25 provided that it discloses in the footnotes to our financial statements the pro forma net income if the fair-value-based method been applied. The Company currently reports share-based payment transactions with employees in accordance with APB 25 and provide the required disclosures (see Note 2 to the financial statements included in this annual report). Beginning with the first interim reporting period beginning after the effective date, the Company will be adopting the modified prospective application of SFAS 123R. The modified prospective application transition method requires the application of this standard to all new awards issued after the effective date, all modifications, repurchased or cancellations of existing awards after the effective date, and unvested awards at the effective date.

For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for pro forma disclosures under SFAS 123. Based on the current options outstanding, we anticipate the adoption of this statement to result in approximately $139,000 of compensation cost to be recognized in the year of adoption.

FASB Statement No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (SFAS 153) was issued on December 16, 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29) required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. We do not anticipate that this pronouncement will have any impact on our reported results.

Reclassifications

Certain prior years amounts have been reclassified to conform to the 2004 presentation.

3. Inventory

Inventories consisted of the following at December 31, 2003 and 2004, respectively:

	December 31,
	2003	2004
Raw materials	$394,650	$466,172
Work in process	5,895	2,777
Finished goods	69,266	22,327

	$469,811	$491,276

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Fixed Assets

Fixed assets consist of the following:

	Estimated useful lives (years)	December 31,
		2003	2004
Computer equipment	3-5	$657,760	$704,678
Manufacturing equipment	5	418,158	418,158
Office furniture	7	87,028	87,028
Sales demonstration and clinical equipment	3	993,200	1,086,857

		2,156,146	2,296,721
Less-accumulated depreciation		1,920,271	2,088,960

		$235,875	$207,761

The Company recorded depreciation expense of $238,382 and $168,689 for the years ended December 31, 2003 and 2004, respectively.

5. Other Assets

Other assets consist of the following:

	Estimated useful lives (years)	December 31,
		2003	2004
Capitalized software development costs	3	$1,482,728	$1,482,728
Patents	5	193,719	228,548
Other assets		8,557	8,557

		1,685,004	1,719,833
Less-accumulated amortization		1,406,493	1,553,294

		$278,511	$166,539

The Company recorded amortization expense of $266,630 and $146,801 for the years ended December 31, 2003 and 2004, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2004
Accrued employee compensation	$439,062	$168,451
Deferred revenue	148,275	162,575
Accrued consulting costs	109,900	27,995
Accrued product warranty costs	58,202	28,235
Accrued professional fees	61,000	94,750
Accrued other	152,638	161,425

	$969,077	$643,431

For the years ended December 31, 2002, 2003 and 2004, the Company incurred product warranty expenses of $12,185, $26,144 and $62,973, respectively.

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Line of Credit

On October 30, 2003, the Company paid the remaining $83,462 due under its Loan and Security Agreement with Silicon Valley Bank, which expired on November 9, 2003. The agreement provided a borrowing base of 80% of eligible accounts receivable as defined in the Security and Loan agreement, up to a maximum borrowing of $1,200,000, payable on demand. Under the terms of the agreement, the Company issued a warrant to Silicon Valley Bank for the purchase of 21,053 shares of its common stock at an exercise price of $2.28 with certain anti-dilution provisions on September 26, 2002. As a result of the May 2003 financing, the Company was required to adjust the number of shares issuable upon exercise of the warrant and the exercise price of the warrant to 37,015 shares and $1.30, respectively. The Company incurred interest expense of $17,053 and $13,300 in fiscal 2002 and 2003, respectively.

8. Convertible Preferred Stock

Total shares of Convertible Preferred Stock issued and outstanding at December 31, 2003 and 2004, respectively are as follows:

	December 31,
	2003	2004
Series A Convertible Preferred
Shares issued and outstanding	1,281,642	384,612
Liquidation preference and redemption value	$5,664,858	$1,699,985

Series B Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference and redemption value	—	$5,000,000

Total Convertible Preferred
Shares issued and outstanding	1,281,642	389,612
Liquidation preference and redemption value	$5,664,858	$6,699,985

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

Series A Convertible Preferred Stock

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

On May 12, 2003, the Company entered into an agreement for the sale of $6.5 million of Series A Convertible Preferred Stock (the “Series A stock”) to Medtronic, Inc. and a group of private investors. On May 12, 2003, the Company sold 696,825 shares of our Series A stock at a purchase price of $4.42 per share

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

providing us with gross proceeds of $3,079,966. In addition, the Company issued warrants for the purchase of an additional 773,724 shares at a purchase price of $4.42 per share with monthly expiration dates beginning September 1, 2003 and ending February 1, 2004. During fiscal 2003, investors purchased 663,999 shares of our Series A stock through the exercise of these warrants providing the Company with additional proceeds of $2,934,876. During fiscal 2004, investors exercised the remaining warrants for the purchase of 109,725 shares of Series A stock providing the Company with gross proceeds of $484,985.

As part of the financing, the Company also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of our Series A stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009. Each share of Series A stock is convertible into 13 shares of the Company’s common stock.

The net proceeds from the sale of the securities have been allocated between the preferred stock and the warrants, based on their relative fair values, on the Company’s Balance Sheet. The final closing price of the Company’s common stock as listed on the National Association of Securities Dealers’ OTC Bulletin Board on May 12, 2003 was $0.46 per share and as a result, the Company has valued the warrants and the beneficial conversion feature reflecting the May 12, 2003 commitment date and the most beneficial per share discount available to the preferred shareholders and warrant holders. A beneficial conversion feature was recorded as of the original transaction date as the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, was below the fair value of the common stock at the convertible instruments issuance. The value of the beneficial conversion feature recorded related to the Series A stock financing was $1,533,280. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the Series A stock is convertible immediately. The deemed dividend was reflected as an adjustment to net loss applicable to common stockholders on the Company’s Statement of Operations for the year ended December 31, 2003. The issuance of additional shares of Series A stock or warrants under this financing may result in an additional beneficial conversion feature being recorded.

During 2003 and 2004, investors exercised their rights to convert 79,182 and 1,006,755 shares of Series A stock into 1,029,366 and 13,087,814 shares of the Company’s Common Stock amounting to $349,984 and $4,449,857, respectively. The Company had 1,281,642 and 384,612 shares of Series A stock and warrants for the purchase of an additional 548,510 and 471,703 shares of Series A stock outstanding at December 31, 2003 and 2004, respectively.

Series B Convertible Preferred Stock

On December 6, 2004, the Company entered into an agreement for the sale of $5 million of Series B Convertible Preferred Stock (the “Series B stock”) to certain institutional and other private investors. Under the terms of the financing, the Company issued and sold 5,000 shares of Series B stock at a purchase price of $1,000 per share. Each share of Series B stock is convertible into approximately 2,222 shares of the Company’s common stock at a conversion price of $0.45 per share. The conversion price of the Series B stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock at a purchase price below the conversion price of the Series B stock, the conversion price of the Series B stock will be adjusted to equal such purchase price. Investors in the financing also received warrants to purchase an additional 2,500 shares of Series B stock. The exercise price of the warrants is $1,100 per share.

In connection with the sale of the Company’s Series B stock, the Company also issued to the placement agent for the transaction a warrant exercisable for a total of 953,333 shares of the Company’s common stock. The warrant expires on December 6, 2009. The exercise price of the Series B warrant is $.495 per share of common stock. The Company has valued the warrants using the Black Scholes model as of its date of issue and has recorded $457,409 as a non-cash issuance cost associated with the sale of the Series B stock.

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The net proceeds from the sale of the securities have been allocated between the Series B stock and the Series B warrants, based on their relative fair values, on the Company’s Balance Sheet. The final closing price of the Company’s common stock as listed on the National Association of Securities Dealers’ OTC Bulletin Board on December 6, 2004 was $0.57 per share and as a result, the Company has valued the Series B warrants and the beneficial conversion feature reflecting the December 6, 2004 commitment date using the Black Scholes model. A beneficial conversion feature was recorded as of the original transaction date as the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, was below the fair value of the common stock at the convertible instruments issuance. The value of the beneficial conversion feature recorded related to the Series B stock financing was $2,603,884. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the Series B stock was convertible immediately. The deemed dividend was reflected as an adjustment to net loss applicable to common stockholders on the Company’s Statement of Operations for the year ended December 31, 2004.

The Company had 5,000 shares of Series B stock and warrants for the purchase of an additional 2,500 shares of Series B stock outstanding at December 31, 2004.

9. Stockholders’ Equity

Common Stock

The Company’s Board of Directors has authorized 75,000,000 shares of the Company’s $0.001 par value common stock. At December 31, 2004, the Company had 34,730,964 shares outstanding.

Warrants

During 2001, the Company had entered into agreements with holders of previously issued warrants for the purchase of 737,832 shares of common stock. Pursuant to these agreements, the exercise price per share of each warrant was reduced to $1.50 in exchange for a shortened exercise period and the requirement that the warrants be exercised for cash. Of these amended warrants, warrants for the purchase of 183,629 were exercised in 2002. These warrants were originally granted in connection with the sale of the Company’s common stock, and as such, any value associated with these warrants was accounted for entirely within the equity section of the financial statements at the time of sale and all cash received for the sale of the Company’s common stock and these warrants in excess of their par value was recorded as additional paid-in-capital at the time of sale. Therefore, all adjustments resulting from the repricing and subsequent exercise of these warrants during 2002, was recorded as additional paid-in-capital. There were no warrants with amended terms outstanding at December 31, 2002.

A roll-forward of outstanding warrants for the purchase of common stock of the Company for the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

	December 31, 2002		December 31, 2003		December 31, 2004
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,548,326	$2.76	1,370,400	$2.94	1,319,695	$1.71
Issued	21,053	2.28	119,515	0.64	953,333	0.50
Exercised	(183,629)	1.50			(82,500)	0.34
Canceled	(15,350)	1.50	(170,220)	3.43	(87,996)	3.59

Outstanding at end of year	1,370,400	$2.94	1,319,695	$1.71	2,102,532	$1.13

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total warrants for the purchase of common stock outstanding at December 31, 2004 by expiration date were as follows:

	Number of Shares	Exercise Price Per Share	Expiration Date
Common stock warrants	480,000	$3.500	September 14, 2005
Common stock warrants	632,184	$0.285	December 21, 2006
Common stock warrants	37,015	$1.297	September 26, 2007
Common stock warrants	953,333	$0.495	December 6, 2009

	2,102,532

10. Stock Plans

1993 and 1996 Stock Option Plans

During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the “1993 Plan”) and in 1996 the Board of Directors authorized the 1996 Equity Incentive Plan (the “1996 Plan”). The Plans provide for the grant of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company. No new awards may be made under the 1993 Plan. In 1999, the Board of Directors authorized and the stockholders approved an amendment to the 1996 Plan to increase the total number of shares authorized for issuance under the plan from 1,000,000 to 1,300,000 shares of the Company’s common stock. The total shares of common stock that may be issued pursuant to the exercise of options granted under the 1993 and 1996 Plans are 939,500. Of this amount, 939,500 are exercisable at December 31, 2004. Under the terms of both plans, incentive stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant and for a term not to exceed ten years.

1996 Director Option Plan

During 1996, the Board of Directors authorized the issuance of up to 100,000 shares of the Company’s common stock pursuant to its 1996 Director Option Plan (the “Director Plan”). Under the Director Plan, outside directors of the Company who are not otherwise affiliated with the Company are entitled to receive options to purchase 10,000 shares of common stock upon their initial election to the Board of Directors. The total number of shares of common stock that were issued pursuant to the exercise of options granted under the 1996 Director Plan were 50,000. Of this amount 29,159 are exercisable at December 31, 2004.

2001 Stock Incentive Plan

During 2003, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Stock Incentive Plan to increase the total number of shares authorized for issuance under the plan from 1,700,000 to 5,000,000 shares of the Company’s common stock to eligible employees, officers, directors, consultants and advisors in the form of stock options or shares of restricted stock up to a maximum of 770,000 shares. A total of 490,625 and 105,875 shares of restricted stock were granted under the 2001 Plan during 2003 and 2004, respectively, of which restrictions had lapsed with respect to 295,000 shares at December 31, 2004. The total shares of common stock that may be issued pursuant to the exercise of options granted under the 2001 Plan are 4,278,125. Of this amount 1,679,235 are exercisable at December 31, 2004. Under the terms of the plan, incentive stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant and for a term not to exceed ten years.

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

All options granted during 2002, 2003 and 2004 have exercise prices equal to the fair market value of the common stock at the date of grant. Transactions under all of the Company’s stock option plans during the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

	December 31, 2002		December 31, 2003		December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,954,000	$2.63	3,196,200	$2.43	4,696,393	$1.50
Granted	403,950	1.23	2,557,875	0.65	1,206,000	0.72
Exercised	—	—	(7,500)	0.46	(253,143)	0.22
Canceled/Forfeited	(161,750)	3.09	(1,050,182)	2.20	(381,625)	1.07

Outstanding at end of year	3,196,200	$2.43	4,696,393	$1.50	5,267,625	$1.42

Exerciseable at end of year	2,060,897	2.52	2,324,222	2.09	2,647,895	1.99

Weighted average fair value of options granted during the year		$0.43		$0.69		$0.42

The following table summarizes information about stock options outstanding under all of the Company’s stock option plans at December 31, 2004:

Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exerciseable	Weighted Average Exercise Price of Options Exerciseable
$0.20—$0.50	698,000	6.04	$0.41	551,503	$0.40
$0.51—$1.00	2,379,125	9.00	$0.62	428,242	$0.61
$1.01—$2.50	697,000	8.05	$1.37	362,650	$1.51
$2.51—$4.00	1,315,500	5.51	$2.76	1,127,500	$2.78
$4.01—$9.38	178,000	3.63	$6.29	178,000	$6.29

	5,267,625	7.43	$1.42	2,647,895	$1.99

At December 31, 2004, 5,267,625 shares of common stock were reserved for issuance upon exercise of the options issued under the Company’s stock option plans and there are 679,417 options available for future grant. Outstanding options generally vest on a pro rata basis over a period of three to five years.

The Company has recorded compensation expense (benefit) related to options granted to non-employee consultants for services rendered, totaling $(57,460) in 2002, $227,341 in 2003, and $24,204 in 2004 based on the market price of our common stock.

1996 Employee Stock Purchase Plan

In June 2004, the stockholders voted to increase the number of shares authorized under the 1996 Employee Stock Purchase Plan to eligible employees from 300,000 to 600,000 shares of the Company’s common stock. Under the Purchase Plan, the Company is authorized to make one or more offerings during which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The term of individual offerings, which are set by the Board of Directors, may be for periods of twelve months or less and may be different for each offering. The per-share purchase price at the end of each offering is equal to 85% of the fair market value of the common stock at the beginning or end of the offering period (as defined by the Purchase Plan), whichever is lower.

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pursuant to the 1996 Employee Stock Purchase Plan, the Company issued 52,960, 148,076 and 71,916 shares of common stock at an average price of $0.80, $0.32 and $0.69 during 2002, 2003 and 2004 respectively. At December 31, 2004, the Company had 240,298 shares of common stock reserved for issuance under the Purchase Plan.

11. Income Taxes

The income tax benefit consists of the following:

	Year ended December 31,
	2002	2003	2004
Income tax benefit:
Federal	$2,179,333	$1,592,941	$337,727
State	(45,865)	(213,348)	186,604

	$2,133,468	$1,379,593	$524,331
Deferred tax asset valuation allowance	(2,133,468)	(1,379,593)	(524,331)

	$—	$—	$—

Deferred tax assets (liabilities) are comprised of the following:

	Year ended December 31,
	2002	2003	2004
Net operating loss carryforwards	$16,201,442	$17,168,246	$17,878,008
Research and development tax credit carryforwards	1,609,747	1,606,446	1,606,292
Capitalized research and development	3,518,767	3,668,370	3,618,403
Other	113,731	211,410	130,095

Gross deferred tax assets	21,443,687	22,654,472	23,232,798
Capitalized software	(249,497)	(64,881)	(120,150)
Fixed assets	(71,774)	(65,737)	(43,772)
Patent costs	(24,428)	(46,272)	(66,962)

Net deferred tax assets	$21,097,988	$22,477,582	$23,001,914
Deferred tax asset valuation allowance	(21,097,988)	(22,477,582)	(23,001,914)

	$—	$—	$—

The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management’s operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured. Based upon the weight of all available evidence, the Company has provided a full valuation allowance for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

Approximately $1,391,694 of the deferred tax asset attributable to net operating loss carryforwards was generated by the exercise of certain non-qualified stock options. Any future utilization of this amount will be credited directly to additional paid-in-capital, and not the income tax provision.

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Year ended December 31,
	2002	2003	2004
Statutory U.S. federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(6.2)	(5.6)	(5.9)
Non-deductible expenses	0.2	2.4	1.8
Federal research and development credits	(1.3)	(0.1)	(0.1)
Other	6.3	10.9	0.6
Valuation allowance on deferred tax assets	36.0	27.4	38.6

	—%	—%	—%

As of December 31, 2004, the Company has approximately $44,227,000 federal and $29,594,000 state net operating loss carryforwards and $1,150,000 and $696,000 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. In 2004, approximately $3,808,000 of state net operating loss carryforwards expired. The credits and carryforwards expire in various years ranging from 2005 to 2023.

An ownership change, as defined in the Internal Revenue Code, resulting from the Company’s issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. The Company has determined that ownership changes have occurred at the time of the Series A Preferred Stock issuance in 1993 and the Series B Preferred Stock issuance in 1995, but has not yet determined the amount of the annual limitations. However, management does not believe that such limitations would materially impact the Company’s ability to ultimately utilize its carryforwards, provided sufficient taxable income is generated in future years, although the limitations may impact the timing of such utilization. Subsequent significant changes in ownership could further affect the limitations in future years.

12. Savings Plan

In January 1995, Cambridge Heart adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 2002, 2003 or 2004.

13. Commitments and Contingencies

Guarantor Arrangements

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

liability insurance policy that limits its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003 and 2004.

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience. The Company has $58,202 and $28,235 of accrued warranties at December 31, 2003 and 2004, respectively.

	December 31,
	2003	2004
Balance at beginning of period	$40,260	$58,202
Provision for warranty for units sold	44,086	33,006
Cost of warranty incurred	(26,144)	(62,973)

Balance at end of period	$58,202	$28,235

Operating Leases

The Company has various non-cancelable operating leases for office space and equipment which expire through 2005. Certain of these leases provide the Company with various renewal options. Total rent expense under all operating leases was approximately $198,150, $193,029 and $137,886 for the years ended December 31, 2002, 2003 and 2004, respectively. At December 31, 2004, future minimum rental payments under the non-cancelable leases are $127,704 and $20,530 for fiscal 2005 and 2006 and beyond, respectively.

Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Maintenance Fees

Under the terms of certain license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2007. The Company is committed to pay an aggregate of $30,000 of such minimum license maintenance fees subsequent to December 31, 2004 as the technology is used. License maintenance fees paid during 2002, 2003 and 2004 amounted to $30,000, $10,000 and $10,000, respectively. The future minimum license maintenance fee commitments at December 31, 2004 are approximately as follows:

2005	$10,000
2006	10,000
2007	10,000

$30,000

CAMBRIDGE HEART, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

14. Related Party Transactions, Including Royalty Obligations

License Agreement/Consulting and Technology Agreement

The Company is party to a consulting and technology agreement with a member of the Company’s Board of Directors. This individual is also Chairman of the Company’s Scientific Advisory Board. This agreement required the Company to pay a consulting fee of $135,000 during fiscal 2002. The agreement, which was amended effective May 7, 2003 and extends through May 31, 2015, required the Company to pay consulting fees of $45,000 in fiscal 2003 and to make a restricted stock award of 100,000 shares of its common stock. The restrictions on these shares lapsed on January 1, 2004. In connection with these restricted shares in 2003, the Company recorded additional non-cash consulting fees of $89,900. All cash and non-cash consulting fees are included in research and development expense in the accompanying statement of operations. The agreement also required that the Company pay, during fiscal 2002 and 2003, a royalty of 1% of net sales of products developed from certain technologies developed by this individual. The amended agreement required that, during fiscal 2003 and 2004, the Company pay a royalty of 1% of net sales of these products up to the total net sales of these products recorded by the Company during the previous fiscal year and a royalty of 1.5% of net sales of these products in excess of the net sales of these products recorded by the Company during the previous fiscal year. This formula for the payment of royalties was in effect through the end of fiscal 2004. Beginning in fiscal 2005, the amended agreement requires the Company to pay a royalty equal to 1.5% of all net sales of products developed from certain technologies developed by this individual.

If the Company chooses to sublicense these products to an unrelated third party, the royalty will be based on 7% of the gross revenue received from the unrelated third party for products developed from the technology. The agreement, as amended in fiscal 2003, required the Company to grant a stock option to purchase 300,000 shares vesting on the date of the grant.

The Company recognized royalty expense in connection with these agreements of $49,302, $113,131 and $69,852 during fiscal 2002, 2003 and 2004, respectively.

15. Major Customers, Export Sales and Concentration of Credit Risk

One customer accounted for 19%, 14% and 7% of total revenues and 29%, 10% and 2% of the accounts receivable balance as of December 31, 2002, 2003, and 2004, respectively. During the years ended December 31, 2002, 2003 and 2004, international sales accounted for 19%, 9% and 14% of the total revenues, respectively. Company policy does not require collateral on accounts receivable balances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As the Company previously reported in its Current Report on Form 8-K dated November 24, 2004, the Company changed its independent public accounting firm for the fiscal year ending December 31, 2004 from PricewaterhouseCoopers LLP to Vitale, Caturano & Company, Ltd.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors And Executive Officers Of The Registrant

The information required by this Item 10 and not already provided in Item 4A will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

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

Information required by this Item 11 will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item 13 will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be contained in our proxy statement for our 2005 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2004, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements.

For a list of the financial information included herein, see Index to the Financial Statements on page 30 of this Annual Report on Form 10-K.

(b) List of Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

CAMBRIDGE HEART, INC.
By:	/S/ DAVID A. CHAZANOVITZ
David A. Chazanovitz Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID A. CHAZANOVITZ David A. Chazanovitz	Chairman, President, Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/S/ ROBERT B. PALARDY Robert B. Palardy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/S/ RICHARD J. COHEN Richard J. Cohen	Director	March 30, 2005

/S/ KENNETH HACHIKIAN Kenneth Hachikian	Director	March 30, 2005

/S/ ROBERT P. KHEDERIAN Robert P. Khederian	Director	March 30, 2005

/S/ JEFFREY J. LANGAN Jeffrey J. Langan	Director	March 30, 2005

/S/ REED MALLECK Reed Malleck	Director	March 30, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

3.4	Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

3.6	By-Laws of the Registrant, as amended is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4. 3.5 and 3.6 for provisions of the Registrant’s certificate of incorporation, certificate of designations and by-laws defining the rights of holders of common stock.

10.1#	1993 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.2#	1996 Equity Incentive Plan, as amended is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.3#	1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.4#	Amendment No. 3 to 1996 Employee Stock Purchase Plan is incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement as filed on April 29, 2004.

10.5#	1996 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.6#	2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

10.7#	Summary of Amendments to Certain of the Registrant’s Equity Plans.

10.8#	Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993 is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

Exhibit No.	Description

10.9#	License Agreement By and Between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.10	License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-20991).

10.11#	Agreement to Extend the Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated January 28, 2003 is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20991).

10.12	First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.13+	Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd. is incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.14#	Severance Agreement dated November 18, 1999 between the Registrant and Robert Palardy is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20991).

10.15#	Severance Agreement dated November 18, 1999 between the Registrant and James Sheppard is incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-20991).

10.16+	Distribution and License Agreement dated August 1, 2003 between the Registrant and Burdick, Inc. a subsidiary of Quinton Cardiology Systems, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (File No. 0-20991).

10.17#	Severance Agreement dated September 27, 2000 between the Registrant and David Chazanovitz is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 (File No. 0-20991).

10.18#	Amendment dated January 1, 2005 to the Severance Agreement dated September 27, 2000 between the Company and David Chazanovitz is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2005 (File No. 0-20991).

10.19#	Severance Agreement dated January 30, 2003 between the Registrant and Robert LaRoche is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20991).

10.20#	Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood.

10.21	Lease Agreement By and Between the Registrant and R.W. Connelly, dated November 30, 2003 is incorporated by reference to Exhibit 10.16 to the Registrant’s form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

10.22	Securities Purchase Agreement among the Registrant and The Tail Wind Fund, Ltd. and Robert P. Khederian dated December 21, 2001 is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

Exhibit No.	Description

10.23	Amendment to Registration Rights Agreement and Waiver, dated May 12, 2003, by and among the Registrant, The Tail Wind Fund, Ltd. and Robert P. Khederian is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.24	Amendment No. 1, dated May 12, 2003, to the Warrant issued as of September 14, 2000 to the Tail Wind Fund Ltd. by and between the Registrant and the Tail Wind Fund Ltd. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.25	Warrant to Purchase Stock issued to Silicon Valley Bank on September 26, 2002 is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 (File No. 0-20991).

10.26	Securities Purchase Agreement among the Registrant and the Purchasers dated May 12, 2003 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.27	Registration Rights Agreement, dated as of May 12, 2003, by and among the Registrant and the signatories thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.28	Form of Long-Term Warrant to purchase shares of Series A Preferred Convertible Stock of the Registrant issued on May 12, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.29	Warrant to purchase shares of Series A Preferred Convertible Stock of the Registrant issued on May 12, 2003 to Medtronic, Inc. in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.30	Amendment to Consulting and Technology Agreement between the Registrant and Dr. Richard Cohen, dated May 7, 2003 is incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

10.31	Securities Purchase Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.32	Registration Rights Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.32	Form of Warrant to purchase shares of Series B Convertible Preferred Stock of the Registrant, dated as of December 6, 2004 and issued in connection with the sale of shares of Series B Convertible Preferred Stock is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.33	Form of Warrant to purchase shares of common stock, dated as of December 6, 2004 issued to placement agent in connection with the sale of shares of Series B Convertible Preferred Stock is incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-2, as amended (File No. 333-121915).

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

23.1	Consent of Vitale, Caturano & Company Ltd.

Exhibit No.	Description

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
+	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.