Form 10-K/A
period 2004-12-31
CAMBRIDGE HEART INC
filed 2005-04-29
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 39,203,892 shares of $0.001 par value common stock as of April 26, 2005.

CAMBRIDGE HEART, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 1

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2005, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including the Item 31.3 and 31.4 exhibits required by the filing of this amendment.

PART III

Item 10. Directors and Executive Officers of the Registrant

Background of Directors and Executive Officers

Set forth below are the name and age of each of our current directors and the positions and offices held by him with us, his principal occupation and business experience during the past five years, the names of other publicly held companies of which he serves as a director and the year of the commencement of his term as a director. Information concerning the background of our executive officers is included in Part I, Item 4A of this Annual Report on Form 10-K. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

DAVID A. CHAZANOVITZ	Director since 2000
Age: 54

Mr. Chazanovitz has been our Chief Executive Officer since February 2001 and the President and a Director since October 2000. Mr. Chazanovitz assumed the title of Chairman of the Board of Directors in 2004. From July 1998 to September 2000, Mr. Chazanovitz served as the President of the Neurosciences Division of NMT Medical Inc., a medical device firm. From June 1996 to July 1998, Mr. Chazanovitz served as the President of the Septal Repair Division of NMT, following the merger of Innerventions, Inc. with NMT. Mr. Chazanovitz was a founder in 1995 of Innerventions, a developer of septal repair devices. Mr. Chazanovitz also previously served as the President of several divisions of C.R. Bard, Inc., a medical products firm, including Bard Ventures, Bard Electrophysiology and USCI Angiography. Mr. Chazanovitz holds a B.S. in Biology from City College of New York and an M.B.A. in Marketing from Long Island University.

RICHARD J. COHEN, M.D., Ph.D.	Director since 1993
Age: 54

Dr. Cohen, our scientific founder, has been a consultant to us since February 1993. Dr. Cohen is the Whitaker Professor of Biomedical Engineering at the Massachusetts Institute of Technology in the Harvard-MIT Division of Health Sciences and Technology, where he has been on the faculty since 1979. Dr. Cohen is also on the staff of the Brigham and Women’s Hospital in Boston. From 1985 to 1995, Dr. Cohen was the Director of the Harvard-MIT Center for Biomedical Engineering located at The Massachusetts Institute of Technology, and he is currently the Leader of the Cardiovascular Alterations Team of the National Space Biomedical Research Institute. Dr. Cohen has authored over 200 published research articles and 18 issued United States patents. Dr. Cohen holds A.B. and M.D. degrees from Harvard University and a Ph.D. in Physics from The Massachusetts Institute of Technology.

KENNETH HACHIKIAN	Director since 2004
Age: 55

Mr. Hachikian has been a Principal and Partner of the Stonegate Group, Ltd., a boutique investment banking and financial advisory firm, since 2003, and President of Belmont Capital Partners, LLC, a private investment firm, since 1996. From 1991 to 1994. Mr. Hachikian served as President of LINC Scientific Leasing, Inc., and, from 1983 to 1989, as President and CEO of Wellesley Medical Management, Inc. Mr. Hachikian has been an owner and/or senior executive of several other businesses in various industries throughout his over 30 year business career. Mr. Hachikian previously served as Manager of J.O. Pollack LLC. In 2001, an involuntary petition for relief under Chapter 7 of the United States Bankruptcy Code was filed against J.O. Pollack LLC. The case was heard before the United States Bankruptcy Court for the Northern District of Illinois, and the assets of J.O. Pollack LLC were liquidated and distributed to its creditors. Mr. Hachikian holds an M.B.A. from Harvard Graduate School of Business Administration and a B.A. in Economics from Harvard University.

ROBERT P. KHEDERIAN	Director since 2002
Age: 52

Mr. Khederian has served as our lead independent director since April 2005. Mr. Khederian is the Chairman of Belmont Capital Partners, LLC, a venture capital firm he founded in 1996. From 1984 through 1996, Mr. Khederian served as Chairman of Medical Specialties Group, Inc., a nationwide distributor of medical products he founded. Since 1998, Mr. Khederian has been Chairman and founder of Provident Corporate Finance LLC, an investment banking firm based in Boston. Mr. Khederian is also a director of Inverness Medical Innovations, Inc. and is a member of its Audit and Compensation Committees.

JEFFREY J. LANGAN	Director since 1999
Age: 60

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

REED MALLECK	Director since 2004
Age: 53

Since November 2002, Mr. Malleck has been Chief Operating Officer and Chief Financial Officer of Radianse, Inc., a developer and marketer of RF technologies. From June 2000 to November 2002, Mr. Malleck served as Chief Operating Officer and/or Chief Financial Officer of GE Medical Systems Navigation and Visualization Inc. (formerly Visualization Technology, Inc.). Mr. Malleck also held various senior operational and financial positions with several business units of Hewlett-Packard from 1978 to 1999. Mr. Malleck holds a B.S. in Finance and an MBA from the University of Colorado.

Arrangements Concerning Election of Directors

Pursuant to the Certificate of Designations that we filed with the Secretary of State of the State of Delaware on May 12, 2003, the holders of our Series A Convertible Preferred Stock (other than Medtronic, Inc. and The Tail Wind Fund Ltd.) (the “Series A Preferred Holders”) voting as a separate class, are entitled to elect four members to our Board of Directors (the “Series A Preferred Directors”). Eric Hecht was elected to serve as a Class III Series A Preferred Director in December 2003. Mr. Hecht resigned as a director in October 2004. There are currently no Series A Preferred Directors serving on our Board of Directors. A vacancy in any Series A Preferred Directorship can be filled only by vote or written consent in lieu of a meeting of the Series A Preferred Holders or by any remaining Series A Preferred Directors.

Except as described above with regard to the Series A Preferred Directors, no arrangements or understandings exist between any director or person nominated for election as a director and any other person pursuant to which such person is to be selected as a director or nominee for election as a director.

Audit Committee of the Board of Directors

The Board of Directors has established a standing Audit Committee of the Board of Directors, which operates under a charter that has been approved by the Board. A current copy of the charter of the Audit Committee is posted on the Corporate Governance section of our website, www.cambridgeheart.com. The members of the Audit Committee of the Board of Directors are Mr. Langan (Chairman), Mr. Malleck and Mr. Hachikian. The Board of Directors has determined that Mr. Langan and Mr. Malleck are each an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our Common Stock (“Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on its review of copies of reports filed by the Reporting Persons furnished to us, or written representations from Reporting Persons, we believe that during our fiscal year ended December 31, 2004 the Reporting Persons complied with all Section 16(a) filing requirements, with the following exceptions. Messrs. Cohen, Hecht, Langan, and Khederian each filed a Form 4 on July 29, 2004 reporting a grant of options to purchase shares of Common Stock on June 9, 2004. Messrs. Hecht, Mulvena, Khederian and Langan each filed a Form 4 on July 29, 2004 reporting the grant of shares of restricted Common Stock on June 10, 2004. Messrs. Chazanovitz, Palardy, LaRoche, Sheppard, and Haghighi-Mood each filed a Form 4 on January 13, 2005 reporting the grant of options to purchase shares of Common Stock on December 23, 2004. AFB Fund LLC filed a Form 4 on March 16, 2005 reporting the exercise of warrants by AFB Fund LLC, Blumberg Life Sciences Fund, L.P. and Blumberg Life Sciences Fund, Ltd. on various dates beginning on August 25, 2003.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, which is located at www.cambridgeheart.com. In addition, we intend to post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

Item 11. Executive Compensation

Compensation of Executive Officers

Summary Compensation

The following table sets forth certain information with respect to the compensation, for the last three fiscal years, of our Chief Executive Officer and each of our four other most highly compensated executive officers who were serving as executive officers on December 31, 2004 (the “Named Executive Officers”), as required under applicable rules of the SEC.

Summary Compensation Table

	Annual Compensation(1)				Long-Term Compensation Awards(2)
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards			Securities Underlying Options	All Other Compensation
David A. Chazanovitz President and Chief Executive Officer	2004 2003 2002	$193,195 199,515 225,723	$	— 125,741 62,475	$	— 139,750 —	(3)	120,000 822,750 —	$810 810 810	(4) (4) (4)

Robert B. Palardy Vice President, Finance and Administration, Chief Financial Officer and Secretary	2004 2003 2002	$148,153 144,200 155,062	$	— 41,914 15,350		— — —		27,500 165,000 37,500	— — —

Robert LaRoche(5) Vice President, Sales and Marketing	2004 2003 2002	$176,636 140,961 —	$	— 41,914 —		— — —		135,000 115,000 —	— — —

James W. Sheppard Vice President, Operations	2004 2003 2002	$146,718 137,900 145,043	$	— 29,340 13,825		— — —		56,250 153,750 20,000	— — —

Ali Haghighi-Mood(6) Vice President, Research and Development	2004 2003 2002	$147,933 127,790 —		— — —		— — —		111,750 105,000 —	— — —

(1)	Perquisites for the Named Executive Officers listed in the table did not exceed the lesser of $50,000 or 10% of total salary and bonus for the respective fiscal years and accordingly have been omitted in accordance with the rules of the SEC.

(2)	We do not have a long-term compensation plan that includes long-term incentive payouts. No stock appreciation rights (“SARs”) have been granted to or are held by any of the Named Executive Officers.

(3)	Represents 250,000 shares of restricted stock that vest annually over four years beginning on August 31, 2003. On December 31, 2004, the aggregate value of these shares was $144,750.

(4)	Represents term life insurance premiums paid by us.

(5)	Mr. LaRoche joined us as our Vice President, Sales and Marketing, in February 2003.

(6)	Mr. Haghighi-Mood became our Vice President, Research and Development, in July 2003.

Option Grant Table. The following table sets forth certain information regarding options granted during Fiscal 2004 to the Named Executive Officers. We granted no SARs in Fiscal 2004.

Option Grants In Last Fiscal Year

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted(1)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date
						5%	10%
David A. Chazanovitz	120,000	(3)	19.8%	$0.52	12/23/2014	$39,243	$99,450

Robert B. Palardy	27,500	(3)	4.5%	$0.52	12/23/2014	$8,993	$22,791

Robert LaRoche	135,000	(3)	22.3%	$0.52	12/23/2014	$44,148	$111,881

James W. Sheppard	56,250	(3)	9.3%	$0.52	12/23/2014	$18,395	$46,617

Ali Haghighi-Mood	111,750	(3)	18.4%	$0.52	12/23/2014	$36,545	$92,612

(1)	The securities underlying the options are shares of Common Stock.

(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. This table does not take into account actual appreciation in the price of the Common Stock to date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. The gains shown are net of the option exercise price, but do not reflect taxes or other expenses associated with the exercise.

(3)	The exercise price per share for these options is equal to the fair market value of the Common Stock on the date of grant. These options vest annually in equal installments over four years after the date of grant.

Year End Option Table. The following table sets forth certain information regarding stock options exercised during Fiscal 2004 and held as of December 31, 2004 by the Named Executive Officers. We granted no SARs during Fiscal 2004.

Aggregated Option Exercises In Last Fiscal Year And

Fiscal Year-End Option Values

Number of Shares Underlying Unexercised Options at Fiscal Year-End
Value of Unexercised In-the-Money Options at Fiscal Year-End(1)
Name	Shares Acquired on Exercise	Value Realized($)	Exercisable(#)/ Unexercisable(#)	Exercisable($)/ Unexercisable($)
David A. Chazanovitz	—	—	1,121,437/758,313	$3,514/$17,741
Robert B. Palardy	—	—	213,750/156,250	$1,425/$14,025
Robert LaRoche	—	—	31,378/218,622	$0/$8,100
James W. Sheppard	—	—	168,438/186,562	$1,369/$7,481
Ali Haghighi-Mood			61,563/215,437	$296/$7,594

(1)	Value is based on the difference between the closing sale price per share of Common Stock on December 31, 2004 ($0.58), and the applicable option exercise price, multiplied by the number of shares subject to the option.

Employment and Consulting Agreements and Other Arrangements

We are a party to a severance agreement with Mr. Chazanovitz. Under this agreement, if Mr. Chazanovitz’s employment is terminated by the Company without cause (as defined in the severance agreement), Mr. Chazanovitz will be entitled to receive severance compensation in an amount equal to $240,000. In the event of a change in control (as defined in the severance agreement) that does not result in termination of Mr. Chazanovitz’s employment, 50% of all Mr. Chazanovitz’s unvested options which are then outstanding will become immediately exercisable. In the event of a change in control resulting in the termination of Mr. Chazanovitz’s employment, all of Mr. Chazanovitz’s unvested options which are then outstanding will become immediately exercisable.

We are a party to severance agreements with Messrs. LaRoche, Palardy, Sheppard and Haghighi-Mood. Under these agreements, if the executive officer’s employment is terminated by the Company without cause (as defined in the severance agreement), the officer will be entitled to receive severance compensation in an amount equal to six months base salary. In the event of a change in control (as defined in the severance agreement) that does not result in termination of the officer’s employment, 50% of all the officer’s unvested options which are then outstanding will become immediately exercisable. In the event of a change in control resulting in the termination of the executive’s employment, the officer will be entitled to receive severance compensation in an amount equal to twelve months base salary and all of the officer’s unvested options which are then outstanding will become immediately exercisable.

We are a party to a consulting and technology agreement with Dr. Cohen pursuant to which Dr. Cohen spends 18 days a year working for us on the development and commercialization of certain technology licensed to us by the Massachusetts Institute of Technology. This agreement, which commenced in February 1993 and has been extended to May 31, 2015, currently requires us to pay certain royalty fees, as stipulated in the agreement. Total payments made during 2004 were $40,274. During the term of the consulting agreement, and for a period of up to two additional years following the termination or expiration of this agreement, Dr. Cohen is obligated not to compete with us so long as we make continuing payments to Dr. Cohen during such two year period.

Compensation of Directors

Our non-employee directors receive a fee of $2,500 per meeting of the Board of Directors and $350 per committee meeting. In January 2004, Messrs. Mulvena, Hecht, Khederian and Langan opted to receive their fees in the form of 10,625, 17,000, 17,000 and 21,250 shares, respectively, of restricted stock each at a purchase price of $.001 per share, all of which vested in full on January 1, 2005. Mr. Hecht resigned as a director in October 2004 before any part of this restricted stock grant vested. All non-employee directors receive reasonable travel and out-of-pocket expenses for attendance at meetings of the Board of Directors. Non-employee directors are also eligible to receive stock options under the 2001 Stock Incentive Plan (the “2001 Plan”) and the 1996 Director Stock Option Plan (the “Director Plan”). See “Director Option Plan” below. On June 9, 2004, Messrs. Cohen, Hecht, Langan and Khederian each received an option to purchase 75,000 shares of Common Stock under the 2001 Plan at an exercise price of $0.75 per share, the closing price of the Common Stock on the OTC Bulletin Board on the date of grant. Mr. Hecht resigned as a director on October 19, 2004 before any part of this option became exercisable. On July 28, 2004, Messrs. Hachikian and Malleck received an option to purchase 90,000 shares of Common Stock under the 2001 Plan on the same date and at the same exercise price as the options granted under the Director Plan as set forth below. Each of these options will vest in equal annual installments over three years after the date of grant, assuming the individual continues to serve as a director, and have a term of ten years.

Mr. Chazanovitz did not receive any compensation during the fiscal year ended December 31, 2004 for services rendered as a director. Mr. Chazanovitz’s compensation for service as our President and Chief Executive Officer is discussed under the heading “Compensation of Executive Officers.”

Director Option Plan

The Director Plan was adopted by the Board of Directors in May 1996, was approved by the stockholders in June 1996, and became effective on August 7, 1996. Under the terms of the Director Plan, options (the “Director Options”) to purchase 10,000 shares of Common Stock will be granted to each person who becomes a non- employee director and who is not otherwise affiliated with us, effective as of the date of initial election to the Board of Directors. The Director Options will vest in equal annual installments over three years after the date of grant, assuming the individual continues to serve as a director, and have a term of ten years. Director Options will become immediately exercisable upon the occurrence of a change in control (as defined in the Director Plan). The exercise price of options granted under the Director Plan will equal the closing price of the Common Stock on the OTC Bulletin Board on the date of grant. A total of 100,000 shares of Common Stock may be issued upon the exercise of stock options granted under the Director Plan. On July 28, 2004, the date on which Messrs. Hachikian and Malleck were initially elected to the Board of Directors, each of Messrs. Hachikian and Malleck received an option to purchase 10,000 shares of Common Stock under the Director Plan at an exercise price of $0.80 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of Common Stock, Series A Convertible Preferred Stock, $.001 par value per share (“Series A Preferred”), and Series B Convertible Preferred Stock, $.001 par value per share (“Series B Preferred”) by:

•	each stockholder known to us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series A Preferred or Series B Preferred;

•	each of our directors;

•	our Chief Executive Officer and the executive officers named in the Summary Compensation Table below; and

•	all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of January 31, 2005 and the address for each of our directors and executive officers is: c/o Cambridge Heart, Inc., One Oak Park Drive, Bedford, MA 01730.

	Common Stock			Series A Preferred			Series B Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding
5% Stockholders
ProMed Partners L.P.	6,109,666	(2)(3)	15.4%	44,112	(4)	24.6%	990	(5)	21.0%
AFB Fund LLC	5,286,868	(6)(7)	13.3%	88,230	(8)	35.8%	—		—
The Tail Wind Fund, Ltd.	3,178,025	(9)	7.8%	50,904	(10)	24.3%	525	(11)	11.2%
Bristol Investment Fund, Ltd.	3,000,000	(12)	7.2%	—		—	1,350	(13)	27.0%
Leaf Offshore Investment Fund Ltd.	1,911,728	(14)	4.7%	147,056	(15)	76.5%	—		—
SDS Capital Group SPC, Ltd.	1,666,667	(16)	4.1%	—		—	750	(17)	15.8%
SF Capital Partners Ltd	1,666,667	(16)	4.1%	—		—	750	(17)	15.8%
Alpha Capital Aktiengesellschaft	1,588,889	(18)	3.9%	—		—	715	(19)	15.0%
T-Wave Investors, L.P.	1,470,560	(20)	3.7%	113,120	(21)	50.0%	—		—
The Alan W. Steinberg Limited Partnership	833,333	(22)	2.1%	—		—	375	(23)	8.1%
Valley Forge Investments Ltd.	833,333	(22)	2.1%	—		—	375	(23)	8.1%
Bluegrass Growth Fund, L.P.	722,222	(24)	1.8%	—		—	325	(25)	7.0%
Bluegrass Growth Fund, Ltd.	722,222	(24)	1.8%	—		—	325	(25)	7.0%
Directors and Named Executive Officers
David A. Chazanovitz	1,300,637	(26)	3.3%	—		—	—		—
Richard J. Cohen, M.D., Ph.D.	1,804,385	(27)	4.6%	—		—	—		—
Kenneth Hachikian	—		—	—		—	—		—
Ali Haghighi-Mood.	63,063	(28)	*	—		—	—		—
Robert P. Khederian	5,993,134	(29)	15.0%	78,054	(30)	33.0%	—		—
Jeffrey J. Langan	68,119	(31)	*	—		—	—		—
Robert LaRoche	39,260	(32)	*	—		—	—		—
Reed Malleck	—		—	—		—	—		—
Robert B. Palardy	228,250	(33)	*	—		—	—		—
James W. Sheppard	182,744	(34)	*	—		—	—		—
All directors and executive officers as a group (10 persons)	9,679,622	(35)	23.0%	78,054	(30)	33.0%	—		—

*	Represents less than 1% of the outstanding Common Stock.

(1)	We believe that each stockholder has sole voting and investment power with respect to the shares of Common Stock, Series A Preferred and Series B Preferred listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after January 31, 2005 through the exercise of any stock option, warrant, conversion of preferred stock or other right. Pursuant to the terms of the Series B Certificate of Designations, the holders of shares of Series B Preferred do not have the right to convert their shares of Series B Preferred to Common Stock to the extent that after giving effect to such conversion, the stockholder together with such stockholder’s affiliates would have beneficial ownership of more than 4.99% of the outstanding Common Stock immediately after the conversion. The inclusion herein of any shares of Common Stock, Series A Preferred or Series B Preferred deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock, Series A Preferred or Series B Preferred. Shares of Common Stock, Series A Preferred or Series B Preferred which an individual or entity has a right to acquire within the 60-day period following January 31, 2005 pursuant to the exercise of options, warrants or conversion rights are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table.

(2)	This information is taken from a Schedule 13G/A (Amendment No. 3) filed with the SEC on January 5, 2005. The Schedule 13G/A was jointly filed by the following entities and individuals, pursuant to a joint filing agreement, reporting beneficial ownership of shares of Common Stock as noted: ProMed Partners, L.P. (1,517,718 shares of Common Stock), ProMed Partners II, L.P. (412,665 shares of Common Stock), ProMed Offshore Fund, Ltd. (253,893 shares of Common Stock), ProMed Offshore Fund II, Ltd. (1,831,221 shares of Common Stock), ProMed Management, Inc. (2,086,114 shares of Common Stock), ProMed Asset Management, L.L.C. (1,930,383 shares of Common Stock), David B. Musket (5,917,443 shares of Common Stock), Barry Kurokawa (4,207,720 shares of Common Stock). ProMed Management, Inc. disclaims beneficial ownership of shares held by ProMed Offshore Fund, Ltd. and ProMed Offshore Fund II, Ltd., which represent the interests of shareholders of ProMed Offshore Fund, Ltd. and ProMed Offshore Fund II, Ltd. ProMed Asset Management, L.L.C. disclaims beneficial ownership of shares held by ProMed Partners, L.P. and ProMed Partners II, L.P., which represent the interests of partners of other partners of ProMed Partners, L.P. and ProMed Partners II, L.P. David B. Musket and Barry Kurokawa disclaim beneficial ownership of shares held by ProMed Partners, L.P., ProMed Partners II, L.P., ProMed Offshore Fund, Ltd. and ProMed Offshore Fund II, Ltd., which represent the interests of such entities’ other partners and shareholders, respectively. The business address of ProMed Partners, L.P., ProMed Partners II, L.P., ProMed Offshore Fund, Ltd., ProMed Offshore Fund II, Ltd., David B. Musket and Barry Kurokawa is 125 Cambridgepark Drive, Cambridge, MA 02140.

(3)	Includes (i) 647,778 shares issuable upon the exercise of Common Stock warrants, (ii) 573,456 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants, (iii) 1,466,667 shares of Common Stock issuable upon the conversion of shares of Series B Preferred, and (iv) 733,333 shares of Common Stock issuable upon the conversion of shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants.

(4)	Includes 44,112 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

(5)	Includes 330 shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants.

(6)	As described in a Schedule 13D/A (Amendment No. 1) filed with the SEC on March 7, 2005, the AFB Fund, LLC (“AFB”), the Blumberg Life Sciences Fund L.P. (“BLSF”), the Blumberg Life Sciences Fund Ltd (“BLS”), Blumberg Capital Management, L.L.C. (“BCM”), Blumberg Capital Advisors, L.L.C. (“BCA”), Laurence J. Blumberg and Louis Blumberg may be deemed to beneficially own 5,286,868 shares of Common Stock by virtue of the fact that Messrs. Blumberg and Blumberg, BCM, BCA, BLSF, BLS and AFB may be deemed to be a group for purposes of the filing of the Schedule 13D/A. Laurence J. Blumberg, through his position as managing member of BCM and BCA, is deemed to be the beneficial owner of the 1,009,970 shares of Common Stock beneficially owned by BLSF and the 136,929 shares of Common Stock beneficially owned by BLS. Laurence J. Blumberg also may be deemed to have beneficial ownership of the 316,500 shares that he holds personally. BCM, the investment manager of BLSF and BLS, may be deemed to beneficially own the 1,009,970 shares of Common Stock and 136,929 shares of Common Stock beneficially owned by such entities, respectively. BCA, the general partner of BLSF, may be deemed to beneficially own the 1,009,970 shares of Common Stock beneficially owned by BLSF. Louis Blumberg is deemed to beneficially own the 3,823,469 Common Shares beneficially owned by AFB by virtue of his role as managing member of AFB. The principal business address of AFB is 2050 Center Avenue, Fort Lee, NJ 07024. The principal business address of BLSF is 153 East 53rd Street, 48th Floor, New York, NY 10022.

(7)	Includes 1,146,990 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

(8)	Includes 88,230 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

(9)	This information is based upon a Schedule 13G/A (Amendment No. 3) filed with the SEC on February 11, 2005. According to the Schedule 13G/A, The Tail Wind Fund, Ltd. beneficially owns a total of 3,178,025 shares, including (i) 459,770 shares of Common Stock issuable upon the exercise of Common Stock warrants, (ii) 661,752 shares of Common Stock issuable upon conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants, (iii) 777,778 shares of Common Stock issuable upon conversion of shares of Series B Preferred, and (iv) 388,889 shares of Common Stock issuable upon conversion of shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants. The business address of The Tail Wind Fund, Ltd. is Windermere House, 404 East Bay Street, P.O. Box SS-5539, British Virgin Islands.

(10)	Includes 50,904 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

(11)	Includes 175 shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants.

(12)	Includes (i) 1,888,889 shares of Common Stock issuable upon the conversion of shares of Series B Preferred and (ii) 1,111,111 shares of Common Stock issuable upon conversion of shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants. The business address of Bristol Investment Fund, Ltd. is 10990 Wilshire Blvd, Suite 1410, Los Angeles, California 90024.

(13)	Includes 500 shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants.

(14)	Includes (i) 1,470,560 shares of Common Stock issuable upon the conversion of shares of Series A Preferred and (ii) 441,168 shares of Common Stock issuable upon conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants. The business address of Leaf Offshore Investment Fund Ltd. is 515 Madison Avenue, 42nd Floor, New York, NY 10022

(15)	Includes 33,936 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

(16)	Includes (i) 1,111,111 shares of Common Stock issuable upon the conversion of shares of Series B Preferred and (ii) 555,556 shares of Common Stock issuable upon the conversion of shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants. The business address of SDS Capital Group SPC, Ltd. is c/o SDS Management, LLC 53 Forest Avenue, 2nd Floor, Old Greenwich, CT 06870. The business address of SF Capital Partners Ltd. is 3600 South Lake Drive, St. Francis, WI 53235.

(17)	Includes 250 shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants.

(18)	Includes 555,556 shares of Common Stock issuable upon the conversion of shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants. The business address of Alpha Capital Aktiengesellschaft is c/o LH Financial, 160 Central Park South, Suite 2701, New York, NY 10019.

(19)	Includes 250 shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants.

(20)	Includes (i) 588,224 shares of Common Stock issuable upon the conversion of shares of Series A Preferred and (ii) 882,336 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants. The business address of T-Wave Investors, L.P. is Wardenclyffe Group, Inc., 370 Lexington Avenue, 19th Floor, New York, NY 10017.

(21)	Includes 67,872 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

(22)	Includes (i) 555,556 shares of Common Stock issuable upon the conversion of shares of Series B Preferred and (ii) 277,778 shares of Common Stock issuable upon the conversion of shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants. The business address of The Alan W. Steinberg Limited Partnership is 1501 Venera Avenue, Suite 205, Coral Gables, FL 33146. The business address of Valley Forge Investments, Ltd. is 545 Madison Avenue, 8th Floor, New York, NY 10022.

(23)	Includes 125 shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants.

(24)	Includes (i) 444,444 shares of Common Stock issuable upon conversion of shares of Series B Preferred and (ii) 277,778 shares of Common Stock issuable upon conversion of shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants. The business address of Bluegrass Growth Fund, L.P. and Bluegrass Growth Fund, Ltd. is 122 East 42nd Street, Suite 2606, New York, NY 10168.

(25)	Includes 125 shares of Series B Preferred issuable upon the exercise of Series B Preferred warrants.

(26)	Includes (i) 1,121,437 shares of Common Stock issuable upon the exercise of stock options and (ii) 125,000 shares of restricted stock subject to repurchase by us.

(27)	Includes 445,000 shares of Common Stock issuable upon the exercise of stock options.

(28)	Includes 63,063 shares of Common Stock issuable upon the exercise of stock options.

(29)	Includes (i) 31,244 shares of Common Stock issuable upon the exercise of stock options, (ii) 17,000 shares of restricted stock subject to repurchase by us, (iii) 1,014,702 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

(30)	Includes 78,054 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

(31)	Includes (i) 31,244 shares of Common Stock issuable upon the exercise of stock options and (ii) 34,375 shares of restricted stock subject to repurchase by us.

(32)	Includes 28,750 shares of Common Stock issuable upon the exercise of stock options.

(33)	Includes 221,250 shares of Common Stock issuable upon the exercise of stock options.

(34)	Includes 175,938 shares of Common Stock issuable upon the exercise of stock options.

(35)	Includes (i) 2,117,926 shares of Common Stock issuable upon the exercise of stock options, (ii) 176,375 shares of restricted stock subject to repurchase by us, (iii) 172,414 shares of Common Stock issuable upon the exercise of Common Stock warrants, and (iv) 1,014,702 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004. All of our equity compensation plans were adopted with the approval of our stockholders.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders(1)	5,267,625	$1.42	679,417	(3)
Equity compensation plans not approved by security holders	—	$—	—
Total	5,267,625	$1.42	679,417	(3)

(1)	Consists of the Amended and Restated 1993 Incentive and Non-Qualified Stock Option Plan, the 1996 Equity Incentive Plan, the 1996 Employee Stock Purchase Plan, the 1996 Director Option Plan and the 2001 Stock Incentive Plan.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2004, 192,250 shares of Common Stock under the 2001 Stock Incentive Plan may instead be issued in the form of restricted stock.

(3)	Consists of 557,950 shares of Common Stock issuable under the 1996 Equity Incentive Plan and 121,467 shares of Common Stock issuable under the 2001 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions

On December 6, 2004, we entered into a Securities Purchase Agreement for the sale of $5.0 million of our Series B Preferred to certain institutional and other private investors, many of whom are beneficial owners of more than 5% of the outstanding shares of our Common Stock, Series A Preferred and/or Series B Preferred as of January 31, 2005.

Under the terms of the financing, we issued and sold 5,000 shares of its Series B Preferred at a purchase price of $1,000 per share. Each share of Series B Preferred is convertible into a number of shares of Common Stock equal to $1,000 divided by the conversion price of the Series B Preferred, which is initially $0.45 per share. The conversion price of the Series B Preferred is subject to adjustment in certain circumstances. If we issue shares of Common Stock at a purchase price below the conversion price of the Series B Preferred or shares of Preferred Stock with a conversion price below the conversion price of the Series B Preferred, the conversion price of the Series B Preferred will be adjusted to equal such lower purchase price or conversion price, as the case may be. The total number of shares of Common Stock initially issuable upon conversion of the 5,000 shares of Series B Preferred issued and sold in the financing is 11,111,111. We also issued to the investors warrants exercisable for a total of 2,500 shares of Series B Preferred. The warrants expire on December 6, 2009. The exercise price of these warrants is $1,100 per share of Series B Preferred.

In connection with the sale of the Series B Preferred, we paid to the placement agent for the transaction, Musket Research Associates, a fee of $154,700 and a warrant exercisable for a total of 953,333 shares of Common Stock. The placement agent warrant expires on December 6, 2009. The exercise price of the warrant is $0.495 per share of Common Stock. David B. Musket, a principal of Musket Research Associates, is the beneficial owner of more than 5% of the outstanding shares of our Common Stock and Series A Preferred as of January 31, 2005.

We have filed with the SEC a registration statement registering all of the shares of Common Stock issuable upon conversion of the outstanding shares of Series B Preferred and upon exercise and conversion of the warrants described above.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PWC”) was our independent auditor for the fiscal year ended December 31, 2003 and for the review of our unaudited financial statements included in our Quarterly Reports on Form 10-Q during our fiscal year ended December 31, 2004. On November 19, 2004, our Board of Directors dismissed PWC as our independent registered public accounting firm, and approved the engagement of Vitale, Caturano & Company, Ltd. as our independent accounting firm for the fiscal year ending December 31, 2004. The Audit Committee and the Board of Directors have approved the engagement of Vitale, Caturano & Company, Ltd. as our independent accountants.

The following table summarizes the fees of PWC billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2004	2003
Audit Fees	$48,750	$116,800
Audit-Related Fees	$6,200	$38,000
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$54,950	$154,800

The following table summarizes the fees of Vitale, Caturano & Company, Ltd. billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2004	2003
Audit Fees	$75,000	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$75,000	$—

Audit Fees

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to the preparation of registration statements and consents related to such registration statements.

Tax Fees

Tax fees consist of fees for tax compliance, tax advice and tax planning services.

All Other Fees

All Other fees consist of fees for products and services other than the services reported above. Neither PWC nor Vitale, Caturano & Company, Ltd. received any fees from us that may be classified as “All Other Fees” in 2004 or 2003.

The percentage of hours expended by Vitale, Caturano & Company, Ltd. on the audit of our financial statements for the fiscal year ended December 31, 2004 attributed to work performed by persons other than Vitale, Caturano & Company, Ltd.’s full-time, permanent employees did not exceed fifty percent.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent auditor. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

There were no audit or non-audit services provided to the Company for the fiscal year ended December 31, 2004 that were not approved by the Audit Committee or its chairman.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2005.

CAMBRIDGE HEART, INC.

By:	/S/ DAVID A. CHAZANOVITZ
David A. Chazanovitz President and CEO (Principal executive officer and duly authorized officer)