Form 10-Q
period 2005-03-31
CAMBRIDGE HEART INC
filed 2005-05-16
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 11 2005:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	39,285,335

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2004	March 31, 2005
Assets		(Unaudited)
Current assets
Cash and cash equivalents	$2,896,963	$1,016,908
Marketable securities	4,750,000	5,750,000
Accounts receivable, net of allowance for doubtful accounts of $102,500 at December 31, 2004 and March 31, 2005, respectively	982,796	868,996
Inventory	491,276	467,753
Prepaid expenses and other current assets	154,272	142,646

Total current assets	$9,275,307	$8,246,303
Fixed assets, net	207,761	178,468
Other assets	166,539	144,530

	$9,649,607	$8,569,301

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$345,876	$303,657
Accrued expenses	643,431	496,262
Short-term debt	2,103	2,103

Total current liabilities	991,410	802,022
Long-term debt	1,578	1,052

Total liabilities	$992,988	$803,074
Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2004 and March 31, 2005, respectively; 389,612 and 162,868 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively. Liquidation preference and redemption value of $6,699,985 and $5,199,987 as of December 31, 2004 and March 31, 2005, respectively	3,701,891	3,046,307
Warrants to acquire Convertible Preferred Stock of 474,203 and 406,330 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	2,526,156	2,380,050

	6,228,047	5,426,357
Stockholders’ equity:
Common Stock, $.001 par value; 75,000,000 shares authorized; 34,730,964 and 39,203,893 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	34,731	39,204
Additional paid-in capital	58,566,847	59,382,371
Accumulated deficit	(56,114,777)	(57,012,110)
Less: deferred compensation	(58,229)	(69,595)

Total stockholders’ equity	$2,428,572	$2,339,870

	$9,649,607	$8,569,301

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenue	$1,265,804	$1,009,483
Cost of goods sold	564,707	479,848

Gross profit	701,097	529,635
Costs and expenses:
Research and development	162,691	212,777
Selling, general and administrative	1,559,815	1,254,167

Loss from operations	(1,021,409)	(937,309)
Interest income	7,341	40,559
Interest expense	(133)	(583)

Net loss attributable to common stockholders	$(1,014,201)	$(897,333)

Net loss per common share-basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding-basic and diluted	22,993,000	37,604,976

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(1,014,201)	$(897,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,008	51,302
Stock based compensation expense (benefit)	17,545	(16,894)
Changes in operating assets and liabilities:
Accounts receivable	665,414	113,800
Inventory	(218,963)	23,523
Prepaid expenses and other current assets	13,137	11,626
Accounts payable and accrued expenses	(509,834)	(192,909)

Net cash used in operating activities	(975,894)	(906,885)

Cash flows from investing activities:
Purchases of fixed assets	(20,969)	—
Purchases of marketable securities		(1,000,000)

Net cash used in investing activities	(20,969)	(1,000,000)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	484,985	—
Proceeds from issuance of common stock	340	26,830
Repayment of debt	(593)	—

Net cash provided by financing activities	484,732	26,830

Net increase (decrease) in cash and cash equivalents	(512,131)	(1,880,055)
Cash and cash equivalents, beginning of period	5,609,244	2,896,963

Cash and cash equivalents, end of period	$5,097,113	$1,016,908

Supplemental Disclosure of Cash Flow Information

We paid $133 and $583 in interest expense for the three month periods ended March 31, 2004 and March 31, 2005, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the three month period ended March 31, 2004 and 2005, investors exercised their rights to convert 525,995 and 256,286 shares of Series A Convertible Preferred Stock, respectively, into 6,837,935 and 3,331,718 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share.

During the three month period ended March 31, 2005, the Company issued 30,042 shares of its Series A Convertible Preferred Stock to an investor for the cashless exercise of a warrant to acquire 67,873 shares of Series A Convertible Preferred Stock.

During the three month period ended March 31, 2005, investors exercised their rights to convert 500 shares of Series B Convertible Preferred Stock into 1,111,111 shares of the Company’s common stock at a conversion price of $0.45 per share.

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

The Company’s financial statements have been prepared on a “going concern basis,” which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $1,021,409 and $937,309 for the three month periods ended March 31, 2004 and 2005, respectively, and recurring negative cash flow from operations of $975,894 and $906,885 for the three month periods ended March 31, 2004 and 2005, respectively. In addition, the Company has an accumulated deficit of $57,012,110 at March 31, 2005. The Company anticipates that it has sufficient cash resources to satisfy its cash requirements through at least March 31, 2006. If the Company is unable to generate sufficient revenue to sustain operations, it will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2004.

The interim financial statements as of March 31, 2005 and 2004 are unaudited, and in the opinion of the management reflect all adjustments (consisting solely of normal recurring accruals) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amount to $4,750,000 and $5,750,000 at December 31, 2004 and March 31, 2005, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $2,727,591 and $969,143 at December 31, 2004 and March 31, 2005, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair market value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2004 and March 31, 2005, the Company had four stock-based compensation plans. The Company accounts for employee awards under those plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 as amended by SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair market values, consistent with the method required under the recognition provisions of SFAS 148, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2005
Net loss attributable to common stockholders:
As reported	$1,014,201	$897,333
Stock-based compensation expense included in reported net loss	(17,545)	16,894
Total stock-based compensation under the fair-value-based method for all awards	87,596	74,794

Pro forma	$1,084,252	$989,021

Net loss per share:
As reported-basic and diluted	$0.04	$0.02
Pro forma-basic and diluted	$0.05	$0.03

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and 2005, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 118% for all periods; (iii) risk free interest rates of 2.43% and 3.71%; and (iv) expected option terms of 4 years for all periods.

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

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 4,617,250 and 5,506,500 shares of common stock, warrants for the purchase of 1,319,695 and 2,102,532 shares of common stock, warrants for the purchase of 471,703 and 403,830 shares of Series A Convertible Preferred Stock, warrants for the purchase of 0 and 2,500 shares of Series B Convertible Preferred Stock, 865,372 and 158,368 shares of Series A Convertible Preferred Stock, and 0 and 4,500 shares of Series B Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three month period ended March 31, 2004 and 2005, respectively.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for the three month periods ended March 31, 2004 and 2005. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company has no other comprehensive income for all periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation costs is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS No. 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes of the financial statements the pro form net income if the fair-value-based method had been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. The Company is required to adopt SFAS No. 123R on January 1, 2006. Based on the current options outstanding, the Company anticipates the adoption of this standard to result in recognition of approximately $278,000 of compensation cost in the year of the adoption. Had compensation costs for the Company’s stock based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income and earnings per share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated above.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of our total revenues and accounts receivable balance for the three month period ended March 31, 2004 and 2005, respectively. During the three month period ended March 31, 2004 and 2005, international sales accounted for 13% and 16% of the total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2004 and March 31, 2005 consisted of the following:

	December 31,	March 31,
	2004	2005
Raw materials	$466,172	$450,778
Work in process	2,777	2,575
Finished goods	22,327	14,400

	$491,276	$467,753

5. CONVERTIBLE PREFERRED STOCK

Total shares of Convertible Preferred Stock issued and outstanding at December 31, 2004 and March 31, 2005, respectively are as follows:

	December 31,	March 31,
	2004	2005
Series A Convertible Preferred
Shares issued and outstanding	384,612	158,368
Liquidation preference and redemption value	$1,699,985	$699,987

Series B Convertible Preferred
Shares issued and outstanding	5,000	4,500
Liquidation preference and redemption value	$5,000,000	$4,500,000

Total Convertible Preferred
Shares issued and outstanding	389,612	162,868
Liquidation preference and redemption value	$6,699,985	$5,199,987

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

Series A Convertible Preferred Stock

On May 12, 2003, the Company entered into an agreement for the sale of $6.5 million of Series A Convertible Preferred Stock (the “Series A stock”) to Medtronic and a group of private investors. Under the terms of the financing, the Company issued and sold a total of 1,470,549 shares of Series A stock at a purchase price of $4.42 per share. Each share of Series A stock is convertible into 13 shares of the Company’s common stock at a conversion price of $0.34 per share. As part of the financing, the Company also issued to both Medtronic and the private investors warrants exercisable for the purchase of an additional 471,703 shares of our Series A stock. Medtronic received a warrant for the purchase of an additional 67,873 of our Series A stock at an exercise price of $4.42 per share. The remainder of the warrants issued to the other investors was at an exercise price of $5.525 per share. All of these warrants expire on January 1, 2009. During the quarter ended March 31, 2005, Medtronic executed a cashless exercise of their warrant for 67,873 shares of Series A stock.

During the three month period ended March 31, 2004 and 2005, investors exercised their rights to convert 525,995 and 256,286 shares of Series A stock, respectively, into 6,837,935 and 3,331,718 shares of the Company’s Common Stock, respectively. The Company had 384,612 and 153,368 shares of Series A stock and warrants for the purchase of an additional 471,703 and 403,830 shares of Series A stock outstanding at December 31, 2004 and March 31, 2005, respectively.

During the quarter ended March 31, 2004, short-term warrants for the purchase of 109,725 shares of preferred stock were exercised at a price of $4.42 per share providing the Company with gross proceeds of $484,985.

Series B Convertible Preferred Stock

On December 6, 2004, the Company entered into an agreement for the sale of $5 million of Series B Convertible Preferred Stock (the “Series B stock”) to certain institutional and other private investors. Under the terms of the financing, the Company issued and sold 5,000 shares of Series B stock at a purchase price of $1,000 per share. Each share of Series B stock is convertible into approximately 2,222 shares of the Company’s common stock at a conversion price of $0.45 per share. The conversion price of the Series B stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock at a purchase price below the conversion price of the Series B stock, the conversion price of the Series B stock will be adjusted to equal such purchase price. Investors in the financing also received warrants to purchase an additional 2,500 shares of Series B stock. The exercise price of the warrants is $1,100 per share. The warrants expire on December 6, 2009.

In connection with the sale of the Company’s Series B stock, the Company also issued to the placement agent for the transaction a warrant exercisable for a total of 953,333 shares of the Company’s common stock. The warrant expires on December 6, 2009. The exercise price of the warrant is $.495 per share of common stock.

During the three month period ended March 31, 2005, investors exercised their rights to convert 500 shares of Series B stock into 1,111,111 shares of the Company’s Common Stock. The Company had 5,000 and 4,500 shares of Series B stock and warrants for the purchase of an additional 2,500 and 2,500 shares of Series B stock outstanding at December 31, 2004 and March 31, 2005, respectively.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners and customers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004 and March 31, 2005.

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience. The Company has $28,235 and $24,832 of accrued warranties at December 31, 2004 and March 31, 2005, respectively.

	For the three months ended March 31,
	2004	2005
Balance at beginning of period	$58,202	$28,235
Provision for warranty for units sold	6,058	(1,694)
Cost of warranty incurred	(18,004)	(1,709)

Balance at end of period	$46,256	$24,832

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

Our Microvolt T-Wave Alternans Test is performed using our primary products, the Heartwave System and our single use Micro-V Alternans Sensors. We sell both products in the United States primarily through our hybrid distribution organization comprised of a limited number of direct sales representatives supplemented in selected territories by independent manufacturers’ representatives. Outside the United States we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our Heartwave units in the United States and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. In addition to our own sales organization, we seek to leverage our relationships with established strategic partners to assist us in gaining access to our primary customer, the clinical cardiologist, to inform them of the large amount of clinical data that has been presented and published on the value and importance of measuring microvolt levels of T-Wave Alternans for their patients.

During the first quarter of 2005, we announced the completion of enrollment in two important clinical studies of Microvolt T-Wave Alternans. The first is the 350 patient Risk Estimation Following Infarction – Noninvasive Evaluation Study, which we call the REFINE Study, led by Derek Exner, M.D., University of Calgary Associate Professor of Medicine, Libin Cardiovascular Institute of Alberta. In this study, patients who had experienced a previous myocardial infarction or heart attack and also had an impaired pumping efficiency of the heart as determined by an ejection fraction of 50% or less were serially tested for Microvolt T-Wave Alternans as well as other non-invasive parameters. The study results are expected to demonstrate that the MTWA Test will have the greatest prognostic utility in predicting sudden cardiac death, resuscitated VF or sustained VT. The second study is the 656 patient MASTER Study sponsored by Medtronic, Inc. This multi-center study is testing MADIT II type patients for Microvolt T-Wave Alternans to determine the tests predictive ability to help identify which of the enrolled patients are most likely to develop life-threatening heart rhythm disturbances and might benefit most from lifesaving ICD therapy. Both studies are expected to present their results sometime during 2006.

In January 2005, following the publication on the Sudden Cardiac Death – Heart Failure Trial, commonly called the SCD-HeFT Study, in of the New England Journal of Medicine, the Center for Medicare and Medicaid Services, commonly known as CMS, granted coverage for ICD therapy to this patient population (New York Heart Association Class II and III Heart Failure who have left ventricular ejection fraction less than or equal to 35%). In the coverage decision, CMS expressed concern that the ICD survival benefit was modest and that 80% of the patients studied never received any therapeutic benefit from the device. As such, CMS established a data registry to collect further information on these patients with the eventual desire to better advice and guide the medical community regarding which patients may or may not benefit from implantable defibrillators. CMS’s initial data registry, which is their start at this process, is collecting only cursory information about the patient, the implant and any procedural complications. CMS has already begun work on a follow-on registry, which is of significance to us as CMS stated in their decision that they “strongly encourage the inclusion of Microvolt T-Wave Alternans testing in the follow-on registry and any other data collection protocols.” We intend to work closely with CMS and all other stakeholders in developing the follow on registry and expect that the inclusion of Microvolt T-Wave Alternans could have a favorable impact on our ability to improve our revenue. Both CMS and the stakeholders have stated that the introduction of the follow-on registry is targeted for January 2006.

In February 2005, we announced that Blue Cross/Blue Shield of Michigan issued a coverage policy for our Microvolt T-Wave Alternans Test making it a covered benefit for at risk cardiac patient populations. This plan covers more than 5 million patient lives in Michigan. The policy states that MTWA testing is payable for patients who have had a previous heart attack and have an ejection fraction less than or equal to 35%. In addition, patients suffering from congestive heart failure are also covered by this policy.

In April 2005, we received clearance from the U.S. Food and Drug Administration to begin marketing our new Heartwave II System. The Heartwave II System, unlike our original Heartwave I System, does not require a host stress exercise system to control the treadmill or to monitor the patient’s electrical activity of the heart during a Microvolt T-Wave Alternans Test. The system, which was developed as a result of feedback from our customer base with respect to ways to increase the utility of the device, was immediately available for sale.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company regularly sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recorded over the term of the underlying agreement. Payments of $146,085 at March 31, 2005 ($162,575 at December 31, 2004) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three months ended March 31, 2005 was $0 ($14,900 during fiscal 2004). The Company provided $0 and $2,500 for allowance for doubtful accounts for March 31, 2005 and December 31, 2004, respectively. At March 31, 2005 and December 31, 2004 the allowance for doubtful accounts was $102,500.

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

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is currently three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount, by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of March 31, 2005, no such write-downs have been recorded. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which was $21,959 at March 31, 2005.

Product Warranty

We warrant all of our non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. We maintain a reserve for the estimated cost of future repairs of our products during this warranty period. The amount of the reserve is based on our actual return and repair cost experience. If the rate and cost of future warranty activities differs significantly from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenues:

	2004	% of Total	2005	% of Total	% Change
Alternans Products:
U.S. (core business)	$928,813	73%	$650,581	64%	-30%
Europe	49,200	4%	17,550	2%	-64%
Asia/Pacific	—	0%	21,900	2%	100%
Rest of World	40,800	3%	—	0%	-100%

Total	1,018,813	80%	690,031	68%	-32%

Stress Products:
U.S	168,292	13%	201,320	20%	20%
Europe	30,109	3%	69,394	7%	130%
Asia/Pacific	48,590	4%	12,681	1%	-74%
Rest of World	—	0%	36,056	4%	100%

Total	246,991	20%	319,451	32%	29%

Total Revenues	$1,265,804	100%	$1,009,482	100%	-20%

Three Month Periods ended March 31, 2004 and 2005

Revenue

Total revenue for the three month periods ended March 31, 2004 and 2005 was $1,265,804 and $1,009,482 respectively, a decrease of 20%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $1,018,813 during the three month period ended March 31, 2004, compared to $690,031 during the same period of 2005, a decrease of 32%. Our Alternans products accounted for 80% and 68% of total revenue for the three month period ended March 31, 2004 and 2005, respectively. The average selling price of our Heartwave System in the United States increased 21% during the three month period ended March 31, 2005, compared to the three month period ended March 31, 2004, while the average selling price of our Micro-V Alternans Sensors increased 5% during the same period. We believe that the net decrease in our revenue from the sale of Alternans products in the U.S. is associated with some physician reluctance to commit to MTWA testing due to concerns over the limited reimbursement coverage currently available for our Microvolt T-Wave Alternans test by non-Medicare payers and the challenges we face as a single product company in gaining meaningful selling time with our prospective physician customers.

Revenue from the sale of non-Alternans products for the three month periods ended March 31, 2004 and 2005 was $246,991 and $319,451, respectively, an increase of 29%. This is the result of the sale of a limited number of additional CH 2000 Stress Test Systems to our U.S. distribution partner DelMar Reynolds.

Gross Profit

Gross Profit for the three month periods ended March 31, 2004 and 2005 was 55% and 52% of total revenue, respectively. The decline in the profit as a percentage of total sales is primarily attributed to the lower sales volume of Alternans products. Increases in average selling prices of our Alternans products in the United States contributed a modest favorable impact on gross profit.

Operating Expenses

The following table presents, for the periods indicated our operating expenses. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three Months Ended
	March 31, 2004	% of Total Revenue	March 31, 2005	% of Total Revenue	% Inc/(Dec) March 31, 2005 vs 2004
Operating Expenses:
Research and development	$162,691	13%	$212,777	21%	31%
Selling, general and administrative	1,559,815	123%	1,254,167	124%	-20%

Total	$1,722,506	136%	$1,466,944	145%	-15%

Research and Development

Research and development expenses for the three month periods ended March 31, 2004 and 2005 were $162,691 and $212,777, respectively, an increase of 31%. The increase can be attributed to costs incurred associated new engineering hires during 2004 as well as selected outside development costs incurred in 2005 for our new Heartwave II System which we received clearance from the U.S. Food and Drug Administration to market in April 2005. We anticipate research and development costs will increase modestly again next quarter associated with costs to complete the data analysis of key clinical studies.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses, for the three month periods ended March 31, 2004 and 2005 were $1,559,815 and $1,254,167, respectively, a decrease of 20%. Selling and marketing accounted for 64% and 64% of total SG&A expenses for the three month periods ended March 31, 2004 and 2005, respectively. Variable selling costs are lower in fiscal 2005 due to lower sales of commissionable products in the United States. Fixed selling expenses are also lower in fiscal 2005 as we convert the representation in a select number of U.S. sales territories from direct employees to independent manufacturers’ representatives. Administrative expenses decreased 20% for the three month period ended March 31, 2005 when compared to the same period of 2004 due primarily savings of legal and outside accounting costs. We anticipate that administrative expenses will remain at current levels for the balance of fiscal 2005, while selling expenses are expected to increase modestly during the remainder of the year.

Interest Income/Interest Expense

Interest income for the three month periods ended March 31, 2004 and 2005 was $7,341 and $40,559, respectively, an increase of 452%. The increase is the result of higher amounts of invested cash and rising interest rates. Interest expense for the three month periods ended March 31, 2004 and 2005 was $133 and $583, respectively.

Net Loss

As a result of the factors described above, net loss attributable to common stockholders for the three month periods ended March 31, 2004 and 2005 was $1,014,201 and $897,333, respectively.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $6,766,908 at March 31, 2005, compared to $7,646,964 at December 31, 2004, a decrease of $880,056 or 12%. This net decrease primarily reflects our use of cash in support of operations of $906,885. Accounts receivable, net of allowance for doubtful accounts at March 31, 2004, decreased $113,800, or 12%, primarily reflecting the lower sales volume for the three month period ended March 31, 2005 compared to the first quarter of fiscal 2004. Inventory at March 31, 2005 decreased modestly by $23,523, or 5%, compared to December 31, 2004. Prepaid expenses and other current assets at March 31, 2005 decreased $11,626, or 8%, compared to December 31, 2004. There was no fixed asset additions during the three month period ended March 31, 2005.

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,021,409 and $937,309 for the three month periods ended March 31, 2004 and 2005, respectively recurring negative cash flow from operations for the three month periods ended March 31, 2004 and 2005 of $975,894 and $906,885, respectively. In addition, we have an accumulated deficit on March 31, 2005 of $57,012,110. If we are unable to generate sufficient revenue to sustain operations, we will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $20,000 of such minimum license maintenance fees subsequent to March 31, 2005

We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2005 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Short-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$3,155	$2,103	$1,052
Operating Lease Obligations	$113,739	$97,338	$14,857	$1,544
Purchase Obligations	$20,000	$10,000	$10,000
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under U.S. GAAP	$—	$—	$—	$—	$—

Total	$136,894	$109,441	$25,909	$1,544	$—

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

We have incurred substantial operating losses through March 31, 2005 and may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. We do not expect to generate sufficient cash from our business to fund our operations for the foreseeable future, so that if we cannot obtain additional capital through equity or debt financings we will likely be unable to continue as a going concern. This would have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing may not be available in the amount we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

Our sale of additional shares of common stock or any other securities exchangeable for shares of common stock is likely to dilute the book value of our common stock.

Our authorized capital includes 75,000,000 shares of common stock, of which 51,262,677 shares were issued and outstanding as of March 31, 2005 (assuming the conversion of all shares of preferred stock outstanding on such date). Our board of directors has the authority, without further action or vote of our stockholders, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we need at today’s stock prices, we would likely need to issue securities which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

At March 31, 2005, 158,368 shares of our Series A stock and 4,500 shares of our Series B stock were outstanding, which are currently convertible into 2,058,784 and 10,000,000 shares of our common stock, respectively. At March 31, 2005, investors held warrants to acquire an additional 403,830 shares of our Series A stock and 2,500 shares of our Series B stock, which are currently convertible into 5,249,790 and 5,555,555 shares of our common stock, respectively.

You will incur additional dilution of net tangible book value if the holders of our preferred stock convert their shares of preferred stock into shares of our common stock. As of March 31, 2005, investors had exercised their rights to convert 1,312,181 shares of Series A stock and 500 shares of Series B stock into 17,058,353 and 1,111,111 shares of our common stock, respectively.

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

In connection with the December 2004 financing, we issued securities which are currently convertible into approximately 19.5% of the total number of shares of our common stock (on an as-converted basis) that are outstanding at March 31, 2005. Under certain circumstances these securities may become convertible into an even greater number of shares of common stock. In future financings we may also issue securities that are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from our long-term goals and the long-term goals of our other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to affect corporate actions requiring stockholder approval.

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

See Note 2 to our Unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at March 31, 2005 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

	By:	/s/ DAVID A. CHAZANOVITZ
Date: May 16, 2005		David A. Chazanovitz President, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.