Form 10-Q
period 2005-06-30
CAMBRIDGE HEART INC
filed 2005-08-15
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 11, 2005:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	40,978,117

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,896,963	$690,648
Marketable securities	4,750,000	5,400,000
Accounts receivable, net of allowance for doubtful accounts of $102,500 at December 31, 2004 and June 30, 2005, respectively	982,796	943,693
Inventory	491,276	547,395
Prepaid expenses and other current assets	154,272	45,673

Total current assets	$9,275,307	$7,627,409
Fixed assets, net	207,761	144,358
Other assets	166,539	130,941

	$9,649,607	$7,902,708

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$345,876	$376,063
Accrued expenses	643,431	496,951
Short-term debt	2,103	2,103

Total current liabilities	991,410	875,117
Long-term debt	1,578	526

Total liabilities	992,988	875,643
Commitments and contingencies (Note 13)
Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2004 and June 30, 2005, respectively; 389,612 and 49,748 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively. Liquidation preference and redemption value of $6,699,985 and $4,699,996 as of December 31, 2004 and June 30, 2005, respectively	3,701,891	2,591,788
Warrants to acquire Convertible Preferred Stock of 474,203 and 406,330 shares at December 31, 2004 and June 30, 2005, respectively.	2,526,156	2,380,050

	6,228,047	4,971,838
Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized; 34,730,965 and 40,755,896 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	34,731	40,756
Additional paid-in capital	58,566,847	59,812,613
Accumulated deficit	(56,114,777)	(57,743,982)
Less: deferred compensation	(58,229)	(54,160)

Total stockholders’ equity	2,428,572	2,055,227

	$9,649,607	$7,902,708

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue	$1,168,494	$1,182,862	$2,434,298	$2,192,345

Cost of goods sold	586,352	545,848	1,151,059	1,025,696

Gross profit	582,142	637,014	1,283,239	1,166,649

Costs and expenses:
Research and development	172,296	176,631	334,986	389,408
Selling, general and administrative	1,615,452	1,238,646	3,175,268	2,492,813

Loss from operations	(1,205,606)	(778,263)	(2,227,015)	(1,715,572)

Interest income	8,420	46,546	15,761	87,105

Interest expense	(200)	(154)	(333)	(737)

Net loss	$(1,197,386)	$(731,871)	$(2,211,587)	$(1,629,204)

Net loss attributable to common stockholders	$(1,197,386)	$(731,871)	$(2,211,587)	$(1,629,204)

Net loss per common share-basic and diluted	$(0.04)	$(0.02)	$(0.08)	$(0.04)

Weighted average common shares outstanding- basic and diluted	29,698,305	39,687,315	26,345,495	38,651,897

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(2,211,587)	$(1,629,204)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	154,126	99,001
Stock based compensation expense	37,891	38,547
Changes in operating assets and liabilities:
Accounts receivable	859,813	39,103
Inventory	(95,830)	(56,119)
Prepaid expenses and other current assets	71,711	108,599
Accounts payable and accrued expenses	(670,849)	(122,283)

Net cash used in operating activities	(1,854,725)	(1,522,356)

Cash flows from investing activities:
Purchases of fixed assets	(139,606)	—
Purchases of intangible assets	(28,469)	—
Purchases of marketable securities	(1,200,000)	(650,000)

Net cash used in investing activities	(1,368,075)	(650,000)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	484,985	—
Issuance costs related to issuance of convertible preferred stock	—	(57,370)
Proceeds from issuance of common stock	28,766	24,463
Repayment of debt	(1,294)	(1,052)

Net cash provided by (used in) financing activities	512,457	(33,959)

Net increase (decrease) in cash and cash equivalents	(2,710,343)	(2,206,315)
Cash and cash equivalents, beginning of period	5,609,244	2,896,963

Cash and cash equivalents, end of period	$2,898,901	$690,648

Supplemental Disclosure of Cash Flow Information

We paid $333 and $737 in interest expense for the six month periods ended June 30, 2004 and June 30, 2005, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the six month periods ended June 30, 2004 and 2005, investors exercised their rights to convert 825,762 and 369,406 shares of Series A Convertible Preferred Stock, respectively, into 10,734,896 and 4,802,278 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share.

During the six month period ended June 30, 2005, the Company issued 30,042 shares of its Series A Convertible Preferred Stock to an investor for the cashless exercise of a warrant to acquire 67,873 shares of Series A Convertible Preferred Stock.

During the six month period ended June 30, 2005, investors exercised their right to convert 500 shares of Series B Convertible Preferred Stock into 1,111,111 shares of the Company’s common stock at a conversion price of $0.45 per share.

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

The Company’s financial statements have been prepared on a “going concern basis,” which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $1,205,606 and $778,263 for the three month periods ended June 30, 2004 and 2005, respectively, and $2,227,015 and $1,715,572 for the six month periods ended June 30, 2004 and 2005, respectively, and recurring negative cash flow from operations of $1,854,725 and $1,522,356 for the six month periods ended June 30, 2004 and 2005, respectively. In addition, the Company has an accumulated deficit of $57,743,982 at June 30, 2005. The Company anticipates that it has sufficient cash resources to satisfy its cash requirements through at least June 30, 2006. If the Company is unable to generate sufficient revenue to sustain operations, it will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2004.

The interim financial statements as of June 30, 2005 and 2004 are unaudited, and in the opinion of the management reflect all adjustments (consisting solely of normal recurring accruals) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amount to $4,750,000 and $5,400,000 at December 31, 2004 and June 30, 2005, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $2,727,591 and $545,044 at December 31, 2004 and June 30, 2005, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair market value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2004 and June 30, 2005, the Company had four stock-based compensation plans. The Company accounts for employee awards under those plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 as amended by SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair market values, consistent with the method required under the recognition provisions of SFAS 148, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net loss attributable to common stockholders:
As reported	$1,197,386	$731,871	$2,211,587	$1,629,204
Stock-based compensation included in reported net loss	(20,348)	(28,641)	(37,957)	(38,547)
Total stock-based compensation under the fair-value-based method for all awards	98,558	103,434	186,154	188,134

Pro forma net loss	$1,275,596	$806,664	$2,359,784	$1,778,791

Net loss per share:
As reported-basic and diluted	$0.04	$0.02	$0.08	$0.04
Pro forma-basic and diluted	$0.04	$0.02	$0.09	$0.05

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

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 4,759,875 and 5,415,000 shares of common stock, warrants for the purchase of 1,319,695 and 2,102,532 shares of common stock, warrants for the purchase of 471,703 and 403,830 shares of Series A Convertible Preferred Stock, warrants for the purchase of 0 and 2,500 shares of Series B Convertible Preferred Stock, 565,605 and 45,248 shares of Series A Convertible Preferred Stock, and 0 and 4,500 shares of Series B Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three and six month periods ended June 30, 2004 and 2005, respectively.

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

The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for the three and six month periods ended June 30, 2004 and 2005. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company has no other comprehensive income for all periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation costs is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS No. 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes of the financial statements the pro form net income if the fair-value-based method had been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. The Company is required to adopt SFAS No. 123R on January 1, 2006. Based on the current options outstanding, the Company anticipates the adoption of this standard to result in recognition of approximately $278,000 of compensation cost in the year of the adoption. Had compensation costs for the Company’s stock based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income and earnings per share for the three and six month periods ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated above.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of our total revenues and accounts receivable balance for the six month periods ended June 30, 2004 and 2005, respectively. During the three month periods ended June 30, 2004 and 2005, international sales accounted for 11% and 20% of the total revenues, respectively. During the six month periods ended June 30, 2004 and 2005, international sales accounted for 11% and 16% of the total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2004 and June 30, 2005 consisted of the following:

	December 31, 2004	June 30, 2005
Raw materials	$466,172	$495,354
Work in process	2,777	2,494
Finished goods	22,327	49,547

	$491,276	$547,395

5. CONVERTIBLE PREFERRED STOCK

Total shares of Convertible Preferred Stock issued and outstanding at December 31, 2004 and June 30, 2005, respectively are as follows:

	December 31, 2004	June 30, 2005
Series A Convertible Preferred
Shares issued and outstanding	384,612	45,248
Liquidation preference and redemption value	$1,699,985	$199,996

Series B Convertible Preferred
Shares issued and outstanding	5,000	4,500
Liquidation preference and redemption value	$5,000,000	$4,500,000

Total Convertible Preferred
Shares issued and outstanding	389,612	49,748
Liquidation preference and redemption value	$6,699,985	$4,699,996

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

During the six month periods ended June 30, 2004 and 2005, the Company issued 0 and 30,042 shares of its Series A Convertible Preferred Stock to an investor through a cashless exercise of 67,873 shares of Series A Convertible Preferred Stock warrants.

During the six month periods ended June 30, 2004 and 2005, investors exercised their rights to convert 825,762 and 369,406 shares of Series A stock, respectively, into 10,734,906 and 4,802,278 shares of the Company’s Common Stock, respectively. The Company had 384,612 and 45,248 shares of Series A stock and warrants for the purchase of an additional 471,703 and 403,830 shares of Series A stock outstanding at December 31, 2004 and June 30, 2005, respectively.

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

During the six month period ended June 30, 2005, investors exercised their rights to convert 500 shares of Series B stock into 1,111,111 shares of the Company’s Common Stock. The Company had 5,000 and 4,500 shares of Series B stock and warrants for the purchase of an additional 2,500 and 2,500 shares of Series B stock outstanding at December 31, 2004 and June 30, 2005, respectively.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners and customers. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004 and June 30, 2005.

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience. The Company has $28,235 and $25,782 of accrued warranties at December 31, 2004 and June 30, 2005, respectively.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2005	2004	2005
Balance at beginning of period	$46,256	$24,832	$58,202	$28,235
Provision for warranty for units sold	(5,078)	10,071	980	8,377
Cost of warranty incurred	(6,501)	(9,121)	(24,505)	(10,830)

Balance at end of period	$34,677	$25,782	$34,677	$25,782

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

In April 2005, we received clearance from the U.S. Food and Drug Administration to begin marketing our new Heartwave II System. The Heartwave II system operates on Windows XP Operating system and a Pentium IV processor. It represents the third generation MTWA platform and is capable of performing cardiac stress exercise tests in addition to a Microvolt T-Wave Alternans Test. It can store up to 3000 patient tests as compared to the original Heartwave which could only maintain ten tests in its memory. The Heartwave II System, unlike our original Heartwave I System, does not require a host stress exercise system to control the treadmill or to monitor the patient’s electrical activity of the heart during a Microvolt T-Wave Alternans Test. The system was developed as a result of feedback from our customer base with respect to ways to increase the utility of the device. It was immediately available for sale and generated revenues in the second quarter, 2005.

In May 2005 at the Heart Rhythm Society Meeting in New Orleans, LA, Dr. J. Thomas Bigger, from Columbia University College of Physicians and Surgeons, presented data from a 549 patient, heart failure study. The conclusion from this multi-center study is that MTWA is a significantly better predictor of death and sustained ventricular arrhythmia than Ejection Fraction.

In July, 2005 the Centers for Medicare and Medicaid (CMS) opened a National Coverage Determination (NCD) for Microvolt T-Wave Alternans for coverage in patients who are eligible for ICD therapy but have not yet had a symptomatic arrhythmic event. These patients are often referred to as primary prevention patients for ICDs. In January, 2005 CMS agreed to cover ICD implantation in this group of primary prevention candidates, this NCD is directed towards making MTWA more available to the physician in determining the best care for the patient.

During the second quarter, 2005 Cambridge Heart was able to reduce its use of cash, cash equivalents, and marketable securities by $322,000 from the second quarter of 2004 and $204,000 from the previous quarter. The reduction in our spending was due to cost cutting initiatives throughout the business.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company regularly sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recorded over the term of the underlying agreement. Payments of $118,215 at June 30, 2005 ($162,575 at December 31, 2004) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three and six month periods ended June 30, 2005 was immaterial. The Company provided $0 and $2,500 for allowance for doubtful accounts for June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 and December 31, 2004 the allowance for doubtful accounts was $102,500.

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

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is currently three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount, by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of June 30, 2005, no such write-downs have been recorded. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which was $13,653 at June 30, 2005.

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

Revenues:

	Three Months Ended June 30,					Six Months Ended June 30,
	2004	% of Total	2005	% of Total	% Change	2004	% of Total	2005	% of Total	% Change
Alternans Products:
U.S. (core business)	$741,713	63%	$755,040	64%	2%	$1,670,526	69%	$1,405,621	64%	-16%
Europe	26,176	2%	52,700	4%	101%	77,376	3%	70,250	3%	-9%
Asia/Pacific	—	—	24,000	2%	0%	—	—	45,900	2%	0%
Rest of World	40,000	3%	53,900	5%	35%	80,800	3%	53,900	2%	-33%

Total	807,889	69%	885,640	75%	10%	1,828,702	75%	1,575,671	72%	-14%

Stress Products:
U.S	276,241	24%	159,107	13%	-42%	444,533	18%	360,428	16%	-19%
Europe	74,483	6%	95,858	8%	29%	102,592	4%	165,252	8%	61%
Asia/Pacific	9,361	1%	36,984	3%	295%	57,951	2%	49,665	2%	-14%
Rest of World	520	0%	5,273	0%	914%	520	0%	41,329	2%	7848%

Total	360,605	31%	297,222	25%	-18%	605,596	25%	616,674	28%	2%

Total Revenues	$1,168,494	100%	$1,182,862	100%	1%	$2,434,298	100%	$2,192,345	100%	-10%

Three and Six Month Periods ended June 30, 2004 and 2005

Revenue

Total revenue for the three month periods ended June 30, 2004 and 2005 was $1,168,494 and $1,182,862 respectively, an increase of 1%. Revenue from the sale of our Alternans products which we call our Alternans products, was $807,889 during the three month period ended June 30, 2004, compared to $885,640 during the same period of 2005, an increase of 10%. Our Alternans products accounted for 69% and 75% of total revenue for the three month period ended June 30, 2004 and 2005, respectively. The average selling price of our Heartwave System in the United States increased 17% during the three month period ended June 30, 2005, compared to the three month period ended June 30, 2004, while the average selling price of our Micro-V Alternans Sensors decreased 10% during the same period. We believe that the increase in our revenue from the sale of Alternans products in the U.S. is associated with an increase of units as well as sales from our Heartwave II System whose average selling price is approximately 22% more than the Heartwave I System.

Total revenue for the six month periods ended June 30, 2004 and 2005 was $2,434,298 and $2,192,345 respectively, a decrease of 10%. Revenue from the sale of our Alternans products was $1,828,702 during the six month period ended June 30, 2004, compared to $1,575,671 during the same period of 2005, a decrease of 14%. Our Alternans products accounted for 75% and 72% of total revenue for the six month period ended June 30, 2004 and 2005, respectively. The average selling price of our Heartwave System in the United States increased 18% during the six month period ended June 30, 2005, compared to the six month period ended June 30, 2004, while the average selling price of our Micro-V Alternans Sensors decreased 2% during the same period. We believe that the net decrease in our revenue from the sale of Alternans products in the U.S. is associated with the the decreased sales volume in the first quarter as well as some physician reluctance to commit to MTWA testing due to concerns over the limited reimbursement coverage currently available for our Microvolt T-wave Alternans test by non-Medicare payers.

Revenue from the sale of non-Alternans products for the three month periods ended June 30, 2004 and 2005 was $360,605 and $297,222, respectively, a decrease of 18%.

Gross Profit

Gross profit for the three month periods ended June 30, 2004 and 2005 was 50% and 54% of total revenue, respectively. The increase in the profit as a percentage of total sales is primarily attributed to a higher unit volume of Heartwave systems and CH2000 stress systems. Increases in average selling prices of our Alternans products in the United States contributed a modest favorable impact on gross profit. Gross profit for both the six month periods ended June 30, 2004 and 2005 was 53% of total revenue.

Operating Expenses

The following table presents, for the periods indicated our operating expenses. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three Months Ended June 30,					Six Months Ended June 30,
	2004	% of Total Revenue	2005	% of Total Revenue	% Inc/(Dec) 2005 vs 2004	2004	% of Total Revenue	2005	% of Total Revenue	% Inc/(Dec) 2005 vs 2004
Operating Expenses:
R & D	$172,296	15%	$176,631	15%	3%	$334,986	14%	$389,408	18%	16%
Selling, general and administrative	1,615,452	138%	1,238,646	105%	-23%	3,175,268	130%	2,492,813	114%	-21%

Total	$1,787,748	153%	$1,415,277	120%	-21%	$3,510,254	144%	$2,882,221	132%	-18%

Research and Development

Research and development expenses for the three month periods ended June 30, 2004 and 2005 were $172,296 and $176,631, respectively, an increase of 3%. Research and development expenses for the six month periods ended June 30, 2004 and 2005 were $334,986 and $389,408, respectively, an increase of 16%. The increase can be attributed to costs incurred associated new engineering hires during 2004 as well as selected outside development costs incurred in 2005 for our new Heartwave II System which we received clearance from the U.S. Food and Drug Administration to market in April 2005. Research and development costs increased modestly from costs associated with completing the data analysis of key clinical studies.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses, for the three month periods ended June 30, 2004 and 2005 were $1,615,452 and $1,238,646, respectively, a decrease of 23%. SG&A expenses for the six month periods ended June 30, 2004 and 2005 were $3,175,268 and $2,492,813, respectively, a decrease of 21%. Selling and marketing accounted for 65% and 63% of total SG&A expenses for the six month periods ended June 30, 2004 and 2005, respectively. Variable selling costs were lower in fiscal 2005 due to lower sales of commissionable products in the United States. Fixed selling expenses are also lower in fiscal 2005 as we convert the representation in a select number of U.S. sales territories from direct employees to independent manufacturers’ representatives. Administrative expenses decreased 16% for the six month period ended June 30, 2005 when compared to the same period of 2004 due primarily savings of legal and outside accounting costs. We anticipate that administrative expenses will remain at current levels for the balance of fiscal 2005, while selling expenses are expected to increase modestly during the remainder of the year.

Interest Income/Interest Expense

Interest income for the three month periods ended June 30, 2004 and 2005 was $8,420 and $46,546, respectively, an increase of 453% while interest income for the six month periods ended June 30, 2004 and 2005 was $15,761 and $87,105, respectively, and increase of 453%. The increase is the result of higher amounts of invested cash and rising interest rates. Interest expense for the three month periods ended June 30, 2004 and 2005 was $200 and $154, respectively, while interest expense for the six month periods ended June 30, 2004 and 2005 was $333 and $737, respectively.

Net Loss

As a result of the factors described above, net loss attributable to common stockholders for the three month periods ended June 30, 2004 and 2005 was $1,197,386 and $731,871, respectively. Net loss attributable to common stockholders for the six month periods ended June 30, 2004 and 2005 was $2,211,587 and $1,629,204, respectively.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $6,090,648 at June 30, 2005, compared to $7,646,963 at December 31, 2004, a decrease of $1,556,315 or 20%. This net decrease primarily reflects our use of cash in support of operations of $1,522,356. Accounts receivable, net of allowance for doubtful accounts at June 30, 2005, decreased $39,103, or 4%, primarily reflecting the lower sales volume for the six month period ended June 30, 2005 compared to the same six month period of fiscal 2004. Inventory at June 30, 2005 increased by $56,120, or 11%, compared to December 31, 2004. This was primarily due to the increased inventory needed for our new Heartwave II product. Prepaid expenses and other current assets at June 30, 2005 decreased $108,599, or 70%, compared to December 31, 2004. There was no fixed asset additions during the six month period ended June 30, 2005.

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,205,606 and $778,263 for the three month periods ended June 30, 2004 and 2005, respectively, recurring negative cash flow from operations for the six month periods ended June 30, 2004 and 2005 of $1,854,725 and $1,522,356, respectively. In addition, we have an accumulated deficit on June 30, 2005 of $57,743,982. If we are unable to generate sufficient revenue to sustain operations, we will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $20,000 of such minimum license maintenance fees subsequent to June 30, 2005

We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for the next twelve months.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2005 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$2,629	$2,103	$526
Operating Lease Obligations	$77,463	$66,735	$10,728
Purchase Obligations	$20,000	$10,000	$10,000
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under U.S. GAAP	$—	$—	$—	$—	$—

Total	$100,092	$78,838	$21,254	$—	$—

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

We have incurred substantial operating losses through June 30, 2005 and may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. We do not expect to generate sufficient cash from our business to fund our operations for the foreseeable future, so that if we cannot obtain additional capital through equity or debt financings we will likely be unable to continue as a going concern. This would have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing may not be available in the amount we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

Our sale of additional shares of common stock or any other securities exchangeable for shares of common stock is likely to dilute the book value of our common stock.

Our authorized capital includes 150,000,000 shares of common stock, of which 51,344,120 shares were issued and outstanding as of June 30, 2005 (assuming the conversion of all shares of preferred stock outstanding on such date). Our board of directors has the authority, without further action or vote of our stockholders, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we need at today’s stock prices, we would likely need to issue securities which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

At June 30, 2005, 45,248 shares of our Series A stock and 4,500 shares of our Series B stock were outstanding, which are currently convertible into 588,224 and 10,000,000 shares of our common stock, respectively. At June 30, 2005, investors held warrants to acquire an additional 403,830 shares of our Series A stock and 2,500 shares of our Series B stock, which are currently convertible into 5,249,790 and 5,555,555 shares of our common stock, respectively.

You will incur additional dilution of net tangible book value if the holders of our preferred stock convert their shares of preferred stock into shares of our common stock. As of June 30, 2005, investors had exercised their rights to convert 1,425,301 shares of Series A stock and 500 shares of Series B stock into 18,528,913 and 1,111,111 shares of our common stock, respectively.

Our revenues and operating results will vary from quarter to quarter, which may result in volatility in our stock price.

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

In connection with the December 2004 financing, we issued securities which are currently convertible into approximately 19.5% of the total number of shares of our common stock (on an as-converted basis) that are outstanding at June 30, 2005. Under certain circumstances these securities may become convertible into an even greater number of shares of common stock. In future financings we may also issue securities that are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from our long-term goals and the long-term goals of our other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to affect corporate actions requiring stockholder approval.

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

We are continuing to participate in clinical studies relating to our Microvolt T-Wave Alternans technology and Micro-V Alternans Sensors in order to more firmly establish the predictive value of such technologies. Although studies on high-

risk patients to date have indicated that the measurement of Microvolt T-Wave Alternans to predict the vulnerability to ventricular arrhythmia and sudden cardiac death is excellent in certain patient populations, we do not know whether the results of such studies on other patient populations will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of Microvolt T-Wave Alternans is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technologies, would have a material adverse effect on our business, financial condition and results of operations.

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

See Note 2 to our Unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at June 30, 2005 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 10, 2005 (the “Annual Meeting”). At the Annual Meeting, Jeffrey J. Langan and Reed Malleck were elected as Class III Directors for a three year term. The other directors whose terms of office continued after the meeting are as follows: Robert P. Khederian, Kenneth Hachickian, David A. Chazanovitz and Richard J. Cohen, M.D., Ph.D.

The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1.	To elect the following Class III Directors to serve for the ensuing three years.

Jeffrey J. Langan:	For: 32,193,318	Withheld: 498,275	Abstain: 0
Reed Malleck:	For: 32,196,418	Withheld: 495,175	Abstain: 0

2.	To ratify and approve an amendment to the Company’s Certificate of Incorporation, increasing from 75,000,000 to 150,000,000 the number of shares of Common Stock of the Company authorized for issuance.

For: 30,253,318	Against: 2,377,575	Abstain: 60,700

3.	To ratify and approve an amendment to the Company’s 2001 Stock Incentive Plan, increasing from 5,000,000 to 6,750,000 the total number of shares of Common Stock of the Company authorized for issuance under such plan and increasing from 770,000 to 1,000,000 the number of restricted shares of Common Stock of the Company authorized for issuance under such plan.

For: 14,549,488	Against: 2,491,236	Abstain: 61,535

4.	To ratify the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent accountants for the year ending December 31, 2005.

For: 32,253,564	Against: 321,346	Abstain: 116,683

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

(b)	Reports on Form 8-K

On June 10, 2005 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing the approval of an amendment to the Company’s 2001 Stock Incentive Plan. The date of this Current Report on Form 8-K is June 10, 2005.

On June 29, 2005 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing the resignation of Robert B. Palardy from his position as the Vice President of Finance and Administration, Chief Financial Officer and Secretary of Cambridge Heart, Inc. effective July 8, 2005. The date of this Current Report on Form 8-K is June 29, 2005.

On July 28, 2005 we furnished a Current Report on Form 8-K to the Securities and Exchange Commission announcing our financial results for the quarter and year to date ended June 30, 2005. The date of this Current Report on Form 8-K is July 28, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

	By:	/s/ DAVID A. CHAZANOVITZ
Date: August 15, 2005		David A. Chazanovitz President, Chief Executive Officer, and acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.