Form 10-Q
period 2005-09-30
CAMBRIDGE HEART INC
filed 2005-11-14
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2005:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	41,089,227

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2004	September 30, 2005
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,896,963	$670,033
Marketable securities	4,750,000	5,000,000
Accounts receivable, net of allowance for doubtful accounts of $102,500 at December 31, 2004 and September 30, 2005, respectively	982,796	765,310
Inventory	491,276	502,299
Prepaid expenses and other current assets	154,272	61,713

Total current assets	$9,275,307	$6,999,355
Fixed assets, net	207,761	115,064
Other assets	166,539	121,562

	$9,649,607	$7,235,981

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$345,876	$277,972
Accrued expenses	643,431	508,201
Short-term debt	2,103	2,103

Total current liabilities	991,410	788,276
Long-term debt	1,578	—

Total liabilities	992,988	788,276
Commitments and contingencies (Note 13)
Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2004 and September 30, 2005, 389,612 and 49,598 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively. Liquidation preference and redemption value of $6,699,985 and $4,549,996 as of December 31, 2004 and September 30, 2005, respectively	3,701,891	2,513,672
Warrants to acquire Convertible Preferred Stock of 474,203 and 406,330 shares at December 31, 2004 and September 30, 2005, respectively	2,526,156	2,380,051

	6,228,047	4,893,723
Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized; 34,730,964 and 41,089,227 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	34,731	41,089
Additional paid-in capital	58,566,847	59,904,512
Accumulated deficit	(56,114,777)	(58,352,893)
Less: deferred compensation	(58,229)	(38,726)

Total stockholders’ equity	2,428,572	1,553,982

	$9,649,607	$7,235,981

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue	$1,278,649	$917,327	$3,712,948	$3,109,672
Cost of goods sold	582,696	489,010	1,733,755	1,514,706

Gross profit	695,953	428,317	1,979,193	1,594,966
Costs and expenses:
Research and development	203,358	143,486	538,344	532,894
Selling, general and administrative	1,310,877	941,342	4,486,145	3,434,155

Loss from operations	(818,282)	(656,511)	(3,045,296)	(2,372,083)
Interest income	15,304	50,583	31,064	137,687
Interest expense	(442)	(2,983)	(775)	(3,719)

Net loss attributable to common stockholders	$(803,420)	$(608,911)	$(3,015,007)	$(2,238,115)

Net loss per common share-basic and diluted	$(0.03)	$(0.01)	$(0.11)	$(0.06)

Weighted average common shares outstanding-basic and diluted	32,054,626	40,756,204	28,240,311	39,361,041

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(3,015,007)	$(2,238,115)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	231,229	132,857
Loss on disposal of fixed assets	—	4,817
Stock based compensation expense	60,554	71,093
Allowance for doubtful accounts	40,000	—
Changes in operating assets and liabilities:
Accounts receivable	729,654	217,486
Inventory	(53,127)	(11,023)
Prepaid expenses and other current assets	19,089	92,559
Accounts payable and accrued expenses	(728,181)	(212,119)

Net cash used in operating activities	(2,715,789)	(1,942,445)

Cash flows from investing activities:
Purchases of fixed assets	(139,606)	—
Purchases of intangible assets	(25,629)	—
Purchases of marketable securities	(2,200,000)	(250,000)

Net cash used in investing activities	(2,365,235)	(250,000)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	484,985	—
Issuance costs related to issuance of convertible preferred stock	—	(57,370)
Proceeds from issuance of common stock	28,766	24,463
Repayment of debt	(2,170)	(1,578)

Net cash provided by (used in) financing activities	511,581	(34,485)

Net increase (decrease) in cash and cash equivalents	(4,569,443)	(2,226,930)
Cash and cash equivalents, beginning of period	5,609,244	2,896,963

Cash and cash equivalents, end of period	$1,039,801	$670,033

Supplemental Disclosure of Cash Flow Information

The Company paid $775 and $3,719 in interest expense for the nine month periods ended September 30, 2004 and September 30, 2005, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the nine month periods ended September 30, 2004 and 2005, investors exercised their rights to convert 825,762 and 369,406 shares of Series A Convertible Preferred Stock, respectively, into 10,734,896 and 4,802,278 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share.

During the nine month period ended September 30, 2005, the Company issued 30,042 shares of its Series A Convertible Preferred Stock to an investor for the cashless exercise of a warrant to acquire 67,873 shares of Series A Convertible Preferred Stock.

During the nine month period ended September 30, 2005, investors exercised their right to convert 650 shares of Series B Convertible Preferred Stock into 1,444, 444 shares of the Company’s common stock at a conversion price of $0.45 per share.

During the nine month period ended September 30, 2005, we issued restricted stock to certain members of our Board of Directors and recorded a non-cash deferred compensation amounting to $26,800, of which $20,100 has been recognized as stock based compensation expense in the statement of operations. We recorded non-cash compensation of our Board of Directors of $35,546 during the nine month period ended September 30, 2004.

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

The Company’s financial statements have been prepared on a “going concern basis,” which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $818,282 and $656,511 for the three month periods ended September 30, 2004 and 2005, respectively, and $3,045,296 and $2,372,083 for the nine month periods ended September 30, 2004 and 2005, respectively, and recurring negative cash flow from operations of $2,715,789 and $1,942,445 for the nine month periods ended September 30, 2004 and 2005, respectively. In addition, the Company has an accumulated deficit of $58,352,893 at September 30, 2005. The Company anticipates that it has sufficient cash resources to satisfy its cash requirements for at least 12 months. If the Company is unable to generate sufficient revenue to sustain operations, it will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2004.

The interim financial statements as of September 30, 2005 and 2004 are unaudited, and in the opinion of the management reflect all adjustments (consisting solely of normal recurring accruals) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amount to $4,750,000 and $5,000,000 at December 31, 2004 and September 30, 2005, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $2,727,591 and $420,516 at December 31, 2004 and September 30, 2005, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair market value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2004 and September 30, 2005, the Company had four stock-based compensation plans. The Company accounts for employee awards under those plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 as amended by SFAS 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee stock option plans. Had compensation cost for the awards under those plans been determined based on the grant date fair market values, consistent with the method required under the recognition provisions of SFAS 148, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net loss attributable to common stockholders:
As reported	$803,420	$608,911	$3,015,007	$2,238,115
Stock-based compensation (expense) included in reported net loss	(22,529)	(32,546)	(60,554)	(71,093)
Total stock-based compensation under the fair-value-based method for all awards	129,934	118,226	353,001	306,360

Pro forma net loss	$910,825	$694,591	$3,306,259	$2,473,382

Net loss per share:
As reported-basic and diluted	$(0.03)	$(0.01)	$(0.11)	$(0.06)
Pro forma-basic and diluted	$(0.03)	$(0.02)	$(0.12)	$(0.06)

The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004 and for the six months ended June 30, 2005, respectively: (i) dividend yield of 0% for all periods; (ii) expected volatility of 118% for all periods; (iii) risk free interest rates of 2.43% and 3.71%; and (iv) expected option terms of four years for all periods. The fair value of each option grant under SFAS 123 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the three months ended September 30, 2005: (i) dividend yield of 0% for all periods; (ii) expected volatility of 115% (iii) risk free interest rate of 4.13%; and (iv) expected option term of 4 years.

On August 15, 2005, four Company officers entered into option exchange agreements with the Company whereby an aggregate of 2,686,750 options, issued at varying times and varying prices, were cancelled and replaced with an aggregate 2,975,000 options priced at $0.29, the last reported price that day.

On September 19, 2005, five members of the Board of Directors entered into individual option exchange agreements with the Company whereby an aggregate of 805,000 options, issued at varying times with varying prices, were cancelled and replaced with an aggregate of 805,000 options prices at $0.30, the last reported price that day.

On October 24, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested, out-of-the-money employee stock options. As a result, options to purchase 230,008 unvested shares of the Company’s Common Stock with a weighted average exercise price of $0.73, and exercise prices ranging from $0.45 to $1.30 that would otherwise have vested over the next 38 months became fully vested. The Company took this action in order to reduce future compensation expense that would otherwise be required to be recorded in the statements of operations in period following the effectiveness of the Financial Accounting Standards Board’s new standard, Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” which requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method.

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

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 4,895,125 and 6,007,750 shares of common stock, warrants for the purchase of 1,319,695 and 2,102,532 shares of common stock, warrants for the purchase of 471,703 and 403,830 shares of Series A Convertible Preferred Stock, warrants for the purchase of 0 and 2,500 shares of Series B Convertible Preferred Stock, 565,605 and 45,248 shares of Series A Convertible Preferred Stock, and 0 and 4,350 shares of Series B Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three and nine month periods ended September 30, 2004 and 2005, respectively.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for the three and nine month periods ended September 30, 2004 and 2005. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company has no other comprehensive income for all periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS No. 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes of the financial statements the pro form net income if the fair-value-based method had been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. The Company is required to adopt SFAS No. 123R on January 1, 2006. Based on the current options outstanding, the Company anticipates the adoption of this standard to result in recognition of approximately $337,000 of compensation cost in the year of the adoption. Had compensation costs for the Company’s stock based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated above.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of our total revenues and accounts receivable balance for the nine month periods ended September 30, 2004 and 2005, respectively. During the three month periods ended September 30, 2004 and 2005, international sales accounted for 15% and 30% of the total revenues, respectively. During the nine month periods ended September 30, 2004 and 2005, international sales accounted for 14% and 22% of the total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2004 and September 30, 2005 consisted of the following:

	December 31, 2004	September 30, 2005
Raw materials	$466,172	$475,059
Work in process	2,777	2,897
Finished goods	22,327	24,343

	$491,276	$502,299

5. CONVERTIBLE PREFERRED STOCK

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

Total shares of Convertible Preferred Stock issued and outstanding at December 31, 2004 and September 30, 2005, respectively are as follows:

	December 31, 2004	September 30, 2005
Series A Convertible Preferred
Shares issued and outstanding	384,612	45,248
Liquidation preference and redemption value	$1,699,985	$199,996

Series B Convertible Preferred
Shares issued and outstanding	5,000	4,350
Liquidation preference and redemption value	$5,000,000	$4,350,000

Total Convertible Preferred
Shares issued and outstanding	389,612	49,598
Liquidation preference and redemption value	$6,699,985	$4,549,996

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

Series A Convertible Preferred Stock

On May 12, 2003, the Company entered into an agreement for the sale of $6.5 million of Series A Convertible Preferred Stock (the “Series A stock”) to Medtronic and a group of private investors. Under the terms of the financing, the Company issued and sold a total of 1,470,549 shares of Series A stock at a purchase price of $4.42 per share. Each share of Series A stock is convertible into 13 shares of the Company’s common stock at a conversion price of $0.34 per share. As part of the financing, the Company also issued to both Medtronic and the private investors warrants exercisable for the purchase of an additional 471,703 shares of our Series A stock. Medtronic received a warrant for the purchase of an additional 67,873 of our Series A stock at an exercise price of $4.42 per share. The remainder of the warrants issued to the other investors had an exercise price of $5.525 per share. All of these warrants expire on January 1, 2009.

During the nine month periods ended September 30, 2004 and 2005, the Company issued 0 and 30,042 shares of its Series A Convertible Preferred Stock to an investor through a cashless exercise of 67,873 shares of Series A Convertible Preferred Stock warrants.

During the nine month periods ended September 30, 2004 and 2005, investors exercised their rights to convert 825,762 and 369,406 shares of Series A stock, respectively, into 10,734,906 and 4,802,278 shares of the Company’s common stock, respectively. The Company had 384,612 and 45,248 shares of Series A stock and warrants for the purchase of an additional 471,703 and 403,830 shares of Series A stock outstanding at December 31, 2004 and September 30, 2005, respectively.

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

During the nine month period ended September 30, 2005, investors exercised their rights to convert 650 shares of Series B stock into 1,444,444 shares of the Company’s common stock. The Company had 5,000 and 4,350 shares of Series B stock and warrants for the purchase of an additional 2,500 and 2,500 shares of Series B stock outstanding at December 31, 2004 and September 30, 2005, respectively.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004 and September 30, 2005.

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience. The Company has $28,235 and $26,141 of accrued warranties at December 31, 2004 and September 30, 2005, respectively.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Balance at beginning of period	$34,677	$25,782	$58,202	$28,235
Provision for warranty for units sold	8,827	16,828	9,808	25,205
Cost of warranty incurred	(12,656)	(16,469)	(37,162)	(27,299)

Balance at end of period	$30,848	$26,141	$30,848	$26,141

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing the key problem of identification of those at risk of sudden cardiac death. Our proprietary technology and products are the first diagnostic tools approved by the U.S. Food and Drug Administration to non-invasively measure microvolt levels of T-Wave Alternans, an extremely subtle beat-to-beat fluctuation in a patient’s heartbeat.

Our Microvolt T-Wave Alternans Test is performed using our primary products, the Heartwave System and our single use Micro-V Alternans Sensors. We sell both products in the United States primarily through our hybrid distribution organization comprised of a limited number of direct sales representatives supplemented in selected territories by independent manufacturers’ representatives. Outside the United States, we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our Heartwave units in the United States and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. In addition to our own sales organization, we seek to leverage our relationships with established strategic partners to assist us in gaining access to our primary customer, the clinical cardiologist, to inform them of the large amount of clinical data that has been presented and published on the value and importance of measuring microvolt levels of T-Wave Alternans for their patients.

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

In May 2005, at the Heart Rhythm Society Meeting in New Orleans, Louisiana, Dr. J. Thomas Bigger, from Columbia University College of Physicians and Surgeons, presented data from a 549 patient, heart failure study. The conclusion from this multi-center study is that MTWA is a significantly better predictor of death and sustained ventricular arrhythmia than Ejection Fraction.

In July 2005, the Centers for Medicare and Medicaid (CMS) opened a National Coverage Determination (NCD) for Microvolt T-Wave Alternans for coverage in patients who are eligible for implantable cardioverter defibullator (ICD) therapy but have not yet had a symptomatic arrhythmic event. These patients are often referred to as primary prevention patients for ICDs. In January 2005, CMS agreed to cover ICD implantation in this group of primary prevention candidates. This NCD is directed towards making MTWA more available to the physician in determining the best care for the patient.

In September 2005, St. Jude Medical, Inc., MetroHealth Medical Center and the Company completed patient enrollment in the Alternans Before Cardioverter Defibrillator (ABCD) clinical study. The study compares the predictive value of our MTWA Test with the standard, invasive electrophysiology test in identifying patients at high risk for sudden cardiac death.

In October 2005, Horizon BlueCross/Blue Shield (of New Jersey) issued a coverage policy for the Company’s MTWA Test making it a covered benefit for those individuals who are considered for ICD placement for the primary prevention of sudden cardiac death. The Horizon Blue Cross/Blue Shield plan covers 3.2 million patient lives. Separately, Medical Mutual of Ohio also initiated coverage for our MTWA Test in circumstances where the predictability of ventricular tachycardia/fibrillation (VT/VF) would significantly alter clinical decisions in the management of an individual at risk for sudden cardiac death. Medical Mutual of Ohio covers approximately 1.4 million lives.

Also in October 2005, Roderick de Greef was appointed as Chief Financial Officer of the Company. Since March of 2001, Mr. de Greef has served as Executive Vice President, Chief Financial Officer and Secretary of Cardiac Science, Inc., and currently sits on the board of directors of several publicly held and private medical technology companies.

During the third quarter of 2005, the Company was able to reduce its use of cash, cash equivalents, and marketable securities by $438,000 from the third quarter of 2004 and by $255,000 from the second quarter of 2005. The reduction in our spending was the result of cost cutting initiatives throughout the business.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company regularly sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recorded over the term of the underlying agreement. Payments of $87,346 at September 30, 2005 ($162,575 at December 31, 2004) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three and nine month periods ended September 30, 2005 was immaterial. The Company provided $0 and $2,500 for allowance for doubtful accounts for September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, the allowance for doubtful accounts was $102,500.

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

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our Microvolt T-Wave Alternans software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is currently three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of September 30, 2005, no such write-downs have been recorded. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which was $9,557 at September 30, 2005.

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

Revenues:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2004	% of Total	2005	% of Total	% Change	2004	% of Total	2005	% of Total	% Change
Alternans Products:
U.S. (core business)	$879,390	69%	$461,659	51%	-48%	$2,549,916	69%	$1,867,280	60%	-27%
Europe	45,340	3%	55,950	6%	23%	122,716	3%	126,200	4%	3%
Asia/Pacific	36,000	3%	122,400	13%	240%	36,000	1%	168,300	5%	368%
Rest of World	11,800	1%	—	0%	-100%	92,600	2%	53,900	2%	-42%

Total	972,530	76%	640,009	70%	-34%	2,801,232	75%	2,215,680	71%	-21%
Stress Products:
U.S	211,305	16%	183,379	20%	-13%	655,838	18%	543,807	17%	-17%
Europe	72,492	6%	61,792	7%	-15%	175,084	5%	227,044	7%	30%
Asia/Pacific	20,073	2%	26,709	3%	33%	78,024	2%	76,374	2%	-2%
Rest of World	2,250	0%	5,438	0%	142%	2,770	0%	46,767	2%	1588%

Total	306,120	24%	277,318	30%	-9%	911,716	25%	893,992	29%	-2%

Total Revenues	$1,278,650	100%	$917,327	100%	-28%	$3,712,948	100%	$3,109,672	100%	-16%

Three and Nine Month Periods ended September 30, 2004 and 2005

Revenue

Total revenue for the three month periods ended September 30, 2004 and 2005 was $1,278,650 and $917, 327, respectively, a decrease of 28%. Revenue from the sale of our Alternans products was $972,530 during the three month period ended September 30, 2004, compared to $640,009 during the same period of 2005, a decrease of 34%. Our Alternans products accounted for 76% and 70% of total revenue for the three month period ended September 30, 2004 and 2005, respectively. Total revenue for the nine month periods ended September 30, 2004 and 2005 was $3,712,948 and $3,109,672 respectively, a decrease of 16%. Revenue from the sale of our Alternans products was $2,801,232 during the nine month period ended September 30, 2004, compared to $2,215,680 during the same period in 2005, a decrease of 21%. Our Alternans products accounted for 75% and 71% of total revenue for the nine month period ended September 30, 2004 and 2005, respectively. The net decrease in revenue for both periods is primarily attributable to lower sales of Alternans products in the United States. We believe this decrease in domestic Alternans product sales results from the combination of our transition from a direct to a hybrid distribution model, and the limited reimbursement coverage for our Microvolt T-wave Alternans test by non-Medicare payers.

Revenue from the sale of non-Alternans products for the three month periods ended September 30, 2004 and 2005 was $306,120 and $277,318, respectively, a decrease of 9%. Revenue from the sale of non-Alternans products for the nine month periods ended September 30, 2004 and 2005 was $911,716 and $893, 992, respectively, a decrease of 2%.

Gross Profit

Gross profit for the three month periods ended September 30, 2004 and 2005 was 54% and 47% of total revenue, respectively. The decrease in gross profit as a percentage of revenue is primarily attributable to lower domestic sales of our Alternans products, which have higher average selling prices and gross margins when compared to Alternans products sold outside the United States. Gross profit for both the nine month periods ended September 30, 2004 and 2005 was 53% and 51% of total revenue, respectively.

Operating Expenses

The following table presents, for the periods indicated our operating expenses. This information has been derived from our Statement of Operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three Months Ended September 30,					Nine Months Ended September 30,
	2004	% of Total Revenue	2005	% of Total Revenue	% Inc/ (Dec) 2005 vs 2004	2004	% of Total Revenue	2005	% of Total Revenue	% Inc/ (Dec) 2005 vs 2004
Operating Expenses:
Research and development	$203,358	16%	$143,486	16%	-29%	$538,344	15%	$532,894	17%	-1%
Selling, general and administrative	1,310,877	103%	941,342	103%	-28%	4,486,145	121%	3,434,155	110%	-23%

Total	$1,514,235	119%	$1,084,828	119%	-28%	$5,024,489	136%	$3,967,049	127%	-21%

Research and Development

Research and development expenses for the three month periods ended September 30, 2004 and 2005 were $203,358 and $143,486, respectively, a decrease of 29%. The decrease is primarily attributable to reductions in staffing levels and lower levels of outside engineering consulting expenses as a result of the completion of our Heartwave II System, which received marketing clearance from the U.S. Food and Drug Administration in April 2005. Research and development expenses for the nine month periods ended September 30, 2004 and 2005 were $538,344 and $532,894, respectively, a decrease of 1%. We expect research and development expense to remain at current levels for the remainder of the year.

Selling, General and Administrative

Selling, general and administrative, or SG&A expenses, for the three month periods ended September 30, 2004 and 2005 were $1,310,877 and $941,342, respectively, a decrease of 28%. SG&A expenses for the nine month periods ended September 30, 2004 and 2005 were $4,486,145 and $3,434,155, respectively, a decrease of 23%. Selling and marketing accounted for 66% and 31% of total SG&A expenses for the nine month periods ended September 30, 2004 and 2005, respectively. Variable selling costs were lower in fiscal 2005 due to lower sales of commissionable products in the United States. Fixed selling expenses were also lower in 2005 as we converted a number of U.S. sales territories from direct employees to independent manufacturers’ representatives. Administrative expenses decreased 13% for the nine month period ended September 30, 2005 when compared to the same period of 2004 due primarily to lower legal and outside accounting costs, offset somewhat by severance costs incurred in the three month period ended September 30, 2005. We expect fixed selling expenses and administrative expenses to remain at current levels for the remainder of the year.

Interest Income/Interest Expense

Interest income for the three month periods ended September 30, 2004 and 2005 was $15,304 and $50,583, respectively, an increase of 231%. Interest income for the nine month periods ended September 30, 2004 and 2005 was $31,064 and $137687, respectively, an increase of 343%. The increase in interest income is the result of higher amounts of invested cash and rising interest rates. Interest expense for the three month periods ended September 30, 2004 and 2005 was $442 and $2983, respectively, while interest expense for the nine month periods ended September 30, 2004 and 2005 was $775 and $3,719, respectively.

Net Loss

As a result of the factors described above, net loss attributable to common stockholders for the three month periods ended September 30, 2004 and 2005 was $803,420 and $608,911, respectively. Net loss attributable to common stockholders for the nine month periods ended September 30, 2004 and 2005 was $3,015,007 and $2,238,115, respectively.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $5,670,033 at September 30, 2005, compared to $7,646,963 at December 31, 2004, a decrease of $1,976,930 or 26%. This net decrease primarily reflects our use of cash in support of operations of $1,942,455 for the nine month period ended September 30, 2005. The decrease in cash, cash equivalents and marketable securities for the three month period ended September 30, 2005 was $420,615. Accounts receivable, net of allowance for doubtful accounts at September 30, 2005, decreased $217,486, or 22%, as a result of lower sales volume for the three month period ended September 30, 2005 compared to the same three month period in 2004. Inventories at September 30, 2005 increased marginally by $11,023, or 2%, compared to December 31, 2004. Prepaid expenses and other current assets at September 30, 2005 decreased $92,559, or 60%, compared to December 31, 2004. There were no fixed asset additions during the three or nine month periods ended September 30, 2005.

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $818,282 and $656,511 for the three month periods ended September 30, 2004 and 2005, respectively, recurring negative cash flow from operations for the nine month periods ended September 30, 2004 and 2005 of $2,715,789 and $1,942,445, respectively. In addition, we have an accumulated deficit on September 30, 2005 of $58,352,893. We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months. If we are unable to generate sufficient revenue to sustain operations, we will need to seek additional sources of financing. There is no certainty that such efforts will be successful.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $20,000 of such minimum license maintenance fees subsequent to September 30, 2005

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2005 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$2,103	$2,103	$—
Operating Lease Obligations	$53,247	$45,529	$7,718
Purchase Obligations	$20,000	$10,000	$10,000
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under U.S. GAAP	$—	$—	$—	$—	$—

Total	$75,350	$57,632	$17,718	$—	$—

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

We have incurred substantial operating losses through September 30, 2005 and may never generate substantial revenues or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. We do not expect to generate sufficient cash from our business to fund our operations for the foreseeable future, so that if we cannot obtain additional capital through equity or debt financings we will likely be unable to continue as a going concern. This would have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing may not be available in the amount we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the new securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

Our sale of additional shares of common stock or any other securities exchangeable for shares of common stock is likely to dilute the book value of our common stock.

Our authorized capital includes 150,000,000 shares of common stock, of which 51,344,120 shares were issued and outstanding as of September 30, 2005 (assuming the conversion of all shares of preferred stock outstanding on such date). Our board of directors has the authority, without further action or vote of our stockholders, to issue all or a part of any authorized but unissued shares of our common stock. Such stock issuances may be made at a price which reflects a discount from the then-current trading price of our common stock. In addition, in order to raise capital that we need at today’s stock prices, we would likely need to issue securities which are convertible into or exercisable for a significant number of shares of our common stock. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the book value of our common stock. You may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

At September 30, 2005, 45,248 shares of our Series A stock and 4,350 shares of our Series B stock were outstanding, which are currently convertible into 588,224 and 9,666,667 shares of our common stock, respectively. At September 30, 2005, investors held warrants to acquire an additional 403,830 shares of our Series A stock and 2,500 shares of our Series B stock, which are currently convertible into 5,249,790 and 5,555,555 shares of our common stock, respectively.

You will incur additional dilution of net tangible book value if the holders of our preferred stock convert their shares of preferred stock into shares of our common stock. As of September 30, 2005, investors had exercised their rights to convert 1,425,301 shares of Series A stock and 650 shares of Series B stock into 18,528,913 and 1,444,444 shares of our common stock, respectively.

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

In connection with the December 2004 financing, we issued securities which are currently convertible into approximately 19.5% of the total number of shares of our common stock (on an as-converted basis) that are outstanding at September 30, 2005. Under certain circumstances these securities may become convertible into an even greater number of shares of common stock. In future financings we may also issue securities that are convertible into or exercisable for a significant number of shares of our outstanding common stock. Financial investors may have short-term financial interests different from our long-term goals and the long-term goals of our other stockholders. In addition, based on the significant ownership of our outstanding common stock, financial investors may be able to affect corporate actions requiring stockholder approval.

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

Our revenue is primarily derived from sales of our Heartwave systems and Micro-V Alternans Sensors. Our ability to successfully commercialize these products depends on our first obtaining, and then maintaining, adequate levels of third-party reimbursement for use of these products by our customers. The amount of reimbursement in the United States that is available for clinical use of the Microvolt T-Wave Alternans Test varies. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers will seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, investigations unnecessary or inappropriate. We do not know whether the reimbursement level in the United States for the Microvolt T-Wave Alternans Test will increase in the future or that reimbursement amounts will not reduce the demand for, or the price of, the Heartwave system. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained, for Microvolt T-Wave Alternans Tests using the Heartwave system could have a material adverse effect on our business.

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

See Note 2 to our Unaudited Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at September 30, 2005 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	OTHER INFORMATION.

On August 9, 2005, the Board of Directors of the Company approved an amendment to the Company’s 1996 Equity Incentive Plan increasing the maximum number of shares with respect to which an award may be granted to an employee under the Plan per calendar year from 300,000 to 900,000 shares.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: November 14, 2005	By:	/S/ RODERICK DE GREEF
Roderick de Greef
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of Amendment to 1996 Equity Incentive Plan.

10.2	Offer Letter dated September 8, 2005 between Cambridge Heart, Inc. and Roderick de Greef (incorporated by reference to Exhibit 10.01 of the Company’s Form 8-K filed on October 5, 2005).

10.3	Severance Agreement dated October 3, 2005 between Cambridge Heart, Inc. and Roderick de Greef (incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed on October 5, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1

Summary of Amendment to 1996 Equity Incentive Plan

On August 9, 2005, the Board of Directors of the Company approved an amendment to the Company’s 1996 Equity Incentive Plan increasing the maximum number of shares with respect to which an award may be granted to an employee under the Plan per calendar year from 300,000 to 900,000 shares.