Form 10-Q
period 2006-03-31
CAMBRIDGE HEART INC
filed 2006-05-15
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 12, 2006:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	60,772,580

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2005	March 31, 2006
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$547,834	$1,248,295
Marketable securities	4,750,000	7,900,000
Accounts receivable, net of allowance for doubtful accounts of $140,250 at December 31, 2005 and March 31, 2006, respectively	1,018,988	1,134,809
Inventory	419,938	384,313
Prepaid expenses and other current assets	79,843	102,091

Total current assets	$6,816,603	$10,769,508
Fixed assets, net	85,771	83,314
Other assets	112,182	102,803

Total Assets	$7,014,556	$10,955,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$245,249	$398,452
Accrued expenses	528,936	718,984
Capital lease obligation	1,577	1,052
Series B warrant liability	1,503,646	—

Total current liabilities	2,279,408	1,118,488

Total liabilities	2,279,408	1,118,488
Commitments and contingencies (Note 13)
Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at
December 31, 2005 and March 31, 2006, respectively; 47,421 and 0 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively. Liquidation preference and redemption value of $2,372,996 and $0 as of December 31, 2005 and March 31, 2006, respectively	1,504,287	—
Warrants to acquire 403,830 and 254,520 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2005 and March 31, 2006, respectively	743,440	468,564

	2,247,727	468,564

Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized; 46,300,869 and 60,662,580 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	46,301	60,663
Additional paid-in capital	61,259,587	74,940,097
Accumulated deficit	(58,795,174)	(65,632,187)
Deferred compensation	(23,293)	—

Total stockholders’ equity	2,487,421	9,368,573

Total Liabilities and Stockholders’ Equity	$7,014,556	$10,955,625

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2005	2006
	(restated)
Revenue	$1,009,483	$1,419,020

Cost of goods sold	479,848	599,206

Gross profit	529,635	819,814

Costs and expenses:
Research and development	212,777	157,752
Selling, general and administrative	1,254,167	1,307,309

Total Operating Expenses	1,466,944	1,465,061

Loss from operations	(937,309)	(645,247)

Interest income	40,559	74,246

Interest expense	(583)	(1,285)

Change in valuation of Series B warrants	1,047,301	(6,264,727)

Net income/(loss)	$149,968	$(6,837,013)

Net income/(loss) attributable to common stockholders	$149,968	$(6,837,013)

Net income/(loss) per common share-basic	$0.00	$(0.13)

Net income/(loss) per common share-fully diluted	$0.00	$(0.13)

Weighted average common shares outstanding-basic	37,604,976	54,345,831

Weighted average common shares outstanding-fully diluted	50,370,943	54,345,831

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2005	2006
	(restated)
Cash flows from operating activities:
Net income (loss)	$149,968	$(6,837,013)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	51,302	24,514
Stock based compensation expense (benefit)	(16,894)	235,258
Change in valuation of Series B warrants	(1,047,301)	6,264,727
Changes in operating assets and liabilities:
Accounts receivable	113,800	(115,821)
Inventory	23,523	35,625
Prepaid expenses and other current assets	11,626	(22,247)
Accounts payable and accrued expenses	(192,909)	174,565

Net cash used for operating activities	(906,885)	(240,392)

Cash flows from investing activities:
Purchases of fixed assets	—	(12,678)
Purchases of marketable securities	(1,000,000)	(3,150,000)

Net cash provided by investing activities	(1,000,000)	(3,162,678)

Cash flows from financing activities:
Proceeds from exercise of common and convertible preferred stock warrants, net of issuance costs of $0 and $165,165 in 2005 and 2006, respectively	26,830	4,103,531

Net cash provided by financing activities	26,830	4,103,531

Net increase (decrease) in cash and cash equivalents	(1,880,055)	700,461
Cash and cash equivalents, beginning of period	2,896,963	547,834

Cash and cash equivalents, end of period	$1,016,908	$1,248,295

Supplemental Disclosure of Cash Flow Information

The Company paid $583 and $1,285 in interest expense for the three month periods ended March 31, 2005 and 2006, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the three month periods ended March 31, 2005 and 2006, investors exercised their rights to convert 256,286 and 45,248 shares of Series A Convertible Preferred Stock, respectively, into 3,331,718 and 588,224 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share.

During the three month period ended March 31, 2005, the Company issued 30,042 shares of its Series A Convertible Preferred Stock to an investor for the cashless exercise of a warrant to acquire 67,873 shares of Series A Convertible Preferred Stock. During the three month period ended March 31, 2006, the Company issued 12,285 shares of its Series A Convertible Preferred Stock to an investor pursuant to the cashless exercise of a warrant to acquire 16,968 shares of Series A Convertible Preferred Stock.

During the three month period ended March 31, 2006, the Company issued 21,154 shares of common stock to an investor pursuant to the cashless exercise of options to purchase 82,500 shares of common stock.

During the three month periods ended March 31, 2005 and 2006, investors exercised their right to convert 500 and 2,173 shares of Series B Convertible Preferred Stock , respectively, into 1,111,111 and 4,828,889 shares of the Company’s common stock, respectively, at a conversion price of $0.45 per share.

During the three month period ended March 31, 2005, the Company issued restricted stock to certain members of our Board of Directors and recorded a non-cash deferred compensation expense amounting to $26,800, of which $6,700 has been recognized as stock-based compensation expense in the statement of operations. No shares of restricted stock were issued in the three month period ended March 31, 2006.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $937,309 and $645,247 for the three month periods ended March 31, 2005 and 2006, respectively, and recurring negative cash flow from operations of $906,885 and $240,392 for the three month periods ended March 31, 2005 and 2006, respectively. In addition, the Company had an accumulated deficit of $65,632,187 at March 31, 2006.

The Company anticipates that its existing cash resources will be sufficient to satisfy its cash requirements for at least the next twelve months. However, cash usage is expected to increase in future quarters as the Company implements its sales and marketing expansion plans in 2006 and 2007. Although the Company does not have any specific plans to raise additional capital in the near term, the Company intends to file a shelf registration statement with the Securities and Exchange Commission on Form S-3, which when and if declared effective by the Securities and Exchange Commission, will allow the Company to offer and sell up to $20 million of securities in the future. There can be no assurance that such efforts will be successful.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2005.

The Company’s interim financial statements as of March 31, 2006 and 2005 are unaudited, and in the opinion of the management reflect all adjustments (consisting solely of normal recurring accruals) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

The Company’s financial statements for the three months ended March 31, 2005 have been restated to reflect the classification of the Series B warrants, originally issued December 6, 2004, as a liability and to reflect additional non-operating gains and losses related to the changes in the fair value of those Series B warrants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amounted to $4,750,000 and $7,900,000 at December 31, 2005 and March 31, 2006, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $486,285 and $609,439 at December 31, 2005 and March 31, 2006, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the “1993 Plan”) and in 1996 the Board of Directors authorized the 1996 Equity Incentive Plan (the “1996 Plan”). These plans provide for the grant of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company. No new awards may be made under the 1993 Plan. In 1999, the Board of Directors authorized and the stockholders approved an amendment to the 1996 Plan to increase the total number of shares authorized for issuance under the plan from 1,000,000 to 1,300,000 shares of the Company’s common stock. Under the terms of both plans, incentive stock options may not be granted at less than the fair market value of the Company’s common stock at the date of the grant or for a term that exceeds ten years.

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

During 2005, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Stock Incentive Plan (the “2001 Plan”) to increase the total number of shares authorized for issuance under the 2001 Plan from 5,000,000 to 6,750,000 shares of the Company’s common stock to eligible employees, officers, directors, consultants and advisors in the form of stock options or up to a maximum of 1,000,000 shares of restricted stock. Under the terms of the 2001 Plan, incentive stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant or for a term that exceeds ten years.

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This stock-based compensation expense must be included in the statement of operations over the requisite service period. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date.

Prior to the effective date of FAS 123R the Company accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”(“APB 25”) and related interpretations. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under FAS 123R as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee stock option plans through December 31, 2005.

The Company elected to adopt FAS 123R using a modified prospective application which requires the Company to value unvested stock options granted prior to its adoption of FAS 123R under the fair value method and expense this amount in the income statement over the stock option’s remaining vesting period. Under this method, prior periods are not restated.

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term of the options granted, estimates on the expected time period that employees will retain their vested stock options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

The following assumptions were used to estimate the fair market value of stock options granted using the Black Scholes valuation method:

	Three Months Ended March 31,
	2006	2005
Dividend Yield	N/A	0.0%
Expected Volatility	N/A	118.0%
Risk Free Interest Rate	N/A	3.71%
Expected Option Terms (in years)	N/A	4

The expected volatility is based on the Company’s stock price over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were no new stock options granted during the three months ended March 31, 2006. For stock options issued prior to the adoption of FAS 123R, forfeitures were recognized as they occur.

At March 31, 2006, there were approximately 2,252,317 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s stock option plans generally vest annually over a 3 to 4 year vesting period.

There were no new restricted stock grants issued for the three months ended March 31, 2006 and approximately 392,150 shares of restricted stock available for future grant. Non-vested restricted stock activity for the three months ended March 31, 2006 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2005	102,500	$308,688
Granted	—
Vested	—
Forfeited	—

Nonvested balance as of March 31, 2006	102,500	$308,688

Transactions under all of the Company’s stock option plans during the three months ended March 31, 2006 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,507,625	$0.56
Granted	—	—
Exercised	(263,500)	0.71
Canceled/Forfeited	(81,000)	0.52

Outstanding at March 31, 2006	5,163,125	$0.53	8.74	12,330,623

Exerciseable at March 31, 2006	972,375	$1.54	6.55	1,693,525

For the three months ended March 31, 2006, there were no new options granted. The fair value of options granted during the three months ended March 31, 2005 was $132,288, with a per share weighted average fair value of $0.48. The amount was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of March 31, 2006, there was $710,198 of total unrecognized compensation cost related to approximately 3,373,024 unvested outstanding stock options, with a per share weighted fair value of $0.21. The expense is anticipated to be recognized over a weighted average period of 2.4 years. The total intrinsic value of stock options exercised was $0 and $746,964 during the first quarter of 2005 and 2006, respectively. For the three months ended March 31, 2006, proceeds received upon the exercise of options were $108,045.

The Company adopted the provisions of FAS 123R at January 1, 2006 using the modified prospective approach. Under this method, prior periods are not restated. Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown as follows:

Three months ended March 31, 2005
Net income attributable to common stockholders:
As reported	$149,968
Stock-based compensation (expense) included in reported net loss	(16,894)
Total stock-based compensation under the fair-value-based method for all awards	(74,794)

Pro forma	$58,280

Net loss per share:
As reported-basic and diluted	$0.00
Pro forma-basic and diluted	$0.00

The adoption of FAS 123R resulted in incremental stock-based compensation of approximately $72,751 in the first quarter of 2006. This stock-based compensation charge increased the Company’s loss from operations as well as its net loss for the quarter by $72,751. The impact on net loss per common share-basic and diluted was $0.00 per share. There was no impact on the statement of cash flows.

Use of Estimates

The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on going basis, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2006, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,163,125 shares of common stock, warrants for the purchase of 37,015 shares of common stock, warrants for the purchase of 254,520 shares of Series A Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. For the three months ended March 31, 2005, the diluted net income per share amount is based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 5,431,500 shares of common stock, warrants for the purchase of 1,470,348 shares of common stock, warrants for the purchase of 403,830 shares of Series A Convertible Preferred Stock and warrants for the purchase of 2,500 shares of Series B Convertible Preferred stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. Included in the calculation is 158,368 shares of Series A Convertible Preferred Stock and 4,500 shares of Series B Convertible Preferred which are convertible into 2,058,784 and 10,000,000 of common shares respectively. Also included in the calculation are options to purchase 75,000 shares of common stock and warrants for the purchase of 632,184 shares of common stock. These shares are considered dilutive in the fully diluted weighted average share calculation.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for the three months ended March 31, 2005 and 2006. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company has no other comprehensive income for all periods presented.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of our total revenues and accounts receivable balance for the three month periods ended March 31, 2005 and 2006, respectively. During the three month periods ended March 31, 2005 and 2006, international sales accounted for 16% and 20% of the total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2005 and March 31, 2006 consisted of the following:

	December 31, 2005	March 31, 2006
Raw materials	$408,801	$371,932
Work in process	11,137	985
Finished goods	—	11,396

	$419,938	$384,313

5. CONVERTIBLE PREFERRED STOCK

The Company’s authorized capital stock includes 2,000,000 shares of $0.001 par value preferred stock. The preferred stock may be issued at the discretion of our Board of Directors (without further stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights, which may be more expansive than the rights of the holders of the Company’s common stock.

Total shares of preferred stock issued and outstanding at December 31, 2005 and March 31, 2006, respectively are as follows:

	December 31, 2005	March 31, 2006
Series A Convertible Preferred Stock
Shares issued and outstanding	45,248	—
Liquidation preference and redemption value	$199,996	$—

Series B Convertible Preferred Stock
Shares issued and outstanding	2,173	—
Liquidation preference and redemption value	2,173,000	—

Total Convertible Preferred Stock
Shares issued and outstanding	47,421	—
Liquidation preference and redemption value	$2,372,996	$—

The preferred stock is entitled to dividends when and if declared by the Board of Directors prior to the payment of any such dividends to the holders of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the preferred stock then outstanding are entitled to be paid out of the assets of the corporation before any payment is made to the holders of common stock. Each holder of the preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the preferred stock is convertible on any matter preserved to the stockholders of the Company for their action at any meeting of the stockholders of the Company.

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

During the three month period ended March 31, 2005, the Company issued 30,042 shares of its Series A stock to an investor through a cashless exercise of 67,873 shares of Series A Convertible Preferred Stock warrants.

During the three month periods ended March 31, 2005 and 2006, investors exercised their rights to convert 256,286 and 45,248 shares of Series A stock, respectively, into 3,331,718 and 588,224 shares of the Company’s common stock, respectively. The Company had 45,248 and 0 shares of Series A stock and warrants for the purchase of an additional 403,830 and 254,520 shares of Series A stock outstanding at December 31, 2005 and March 31, 2006, respectively.

During the three month period ended March 31, 2006, 132,342 warrants for the purchase of 1,720,446 shares of common stock were exercised at a price of $5.525 per Series A share providing the Company with gross proceeds of $731,190. The Company issued 159,703 shares of common stock to an investor in a cashless exercise of 16,968 shares of warrants to purchase Series A stock.

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

During the three month periods ended March 31, 2005 and 2006, investors exercised their rights to convert 500 and 2,173 shares of Series B stock, respectively into 1,111,111 and 4,828,889 shares of the Company’s common stock, respectively. The Company had 2,173 and 0 shares of Series B stock and warrants for the purchase of an additional 2,375 and 0 shares of Series B stock outstanding at December 31, 2005 and March 31, 2006, respectively. In addition, during the three months ended March 31, 2006, the Company’s placement agent exercised its warrants to purchase 953,333 shares of the Company’s common stock.

The financial statements for the three months ended March 31, 2005 have been restated to reflect the classification of the Series B warrants, originally issued December 6, 2004, as a liability and to reflect additional non-operating gains and losses related to the changes in the fair value of those Series B warrants. The impact of the unrealized change in the fair value of the Series B warrants for the three months ended March 31, 2006 was a charge of $6,264,727. The impact of the unrealized change in the fair value of the Series B warrants for the three months ended March 31, 2005 was a gain of $1,047,301. As of March 31, 2006, there were no warrants to purchase shares of Series B stock outstanding, so no further gains or charges will be incurred in future periods.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and March 31, 2006.

The Company warrants all of its non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company has $24,832 and $53,846 of accrued warranties at December 31, 2005 and March 31, 2006, respectively, as set forth in the following table:

	For the three months ended March 31,
	2005	2006
Balance at beginning of period	$28,235	$43,615
Provision for warranty for units sold	(1,694)	18,276
Cost of warranty incurred	(1,709)	(8,045)

Balance at end of period	$24,832	$53,846

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

Our Microvolt T-Wave Alternans (“MTWA”) test is performed using our primary products, the Heartwave II System in conjunction with our single use Micro-V Alternans Sensors. We sell both products in the United States primarily through our direct sales organization comprised of a limited number of direct sales representatives. Outside the United States, we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our Heartwave units in the United States and continually increase the number of Microvolt T-Wave

Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. In addition to expanding our own direct sales organization, we seek to establish relationships with strategic partners to assist us in gaining access to our primary customer, the clinical cardiologist, to inform them of the large amount of clinical data that has been presented and published on the value and importance of measuring microvolt levels of T-Wave Alternans for their patients.

In March 2006, the Centers for Medicare and Medicaid (CMS) issued a final National Coverage Determination (NCD) that provides for broad and uniform Medicare reimbursement for MTWA testing of patients at risk of sudden cardiac death only when a MTWA Test is done using the spectral analytic method, which is our proprietary and patented method of analysis.

In March, 2006, Aetna issued a coverage policy for our MTWA test making it a covered benefit for those individuals at risk of sudden cardiac death who meet the criteria for an implantable cardioverter defibrillator (“ICD”) placement. The coverage policy provides for reimbursement only when the spectral analytic method is used. Aetna provides healthcare benefits for approximately 14.8 million people.

In March 2006, Dr. Paul Chan from the VA Center for Practice Management and Outcomes Research, and the University of Michigan, Ann Arbor gave a presentation at The American College of Cardiology regarding the cost effectiveness of ICD therapy. The objective of the study was to evaluate the cost of effectiveness of ICD therapy in MADIT II eligible patients with and without risk stratification using our MTWA Test. The results of the study resulted in an Incremental Cost Effectiveness Ratio (ICER) of $88,700 per Quality Adjusted Life Year (QALY) in the ICDs FOR ALL strategy as compared to the use of MTWA risk stratification. The use of MTWA in risk stratifying the population resulted in a $48,800 ICER as compared to medical management.

In May 2006, The Journal of the American College of Cardiology published a new clinical study titled, “Prognostic Utility of Microvolt T-Wave Alternans in Risk Stratification of Patients with Ischemic Cardiomyopathy.” Dr. Theodore Chow from the Lindner Center was the Principal Investigator of the study. The study enrolled 768 consecutive patients with ischemic cardiomyopathy and an ejection fraction less than or equal to 35%. The authors studied MTWA to discern if MTWA was an independent predictor of mortality and could, therefore, identify which of the individuals would be at the highest risk of death and most likely to benefit from ICD therapy. After a mean follow-up period of 18 months, the MTWA non-negative, or abnormal, group of patients was associated with a significantly higher risk for all cause and arrhythmic mortality. In the group of patients that were not treated with implantable defibrillator therapy, the arrhythmic death rate for MTWA negative patients was approximately 2% per year while the MTWA non-negative patients’ death rate was more than 3 times higher.

During the first quarter of 2006, we received gross proceeds of approximately $4.1 million from the exercise of outstanding warrants and options, principally related to our 2003 Series A Convertible Preferred Stock and 2004 Series B Convertible Preferred Stock financings.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company regularly sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recorded over the term of the underlying agreement. Payments of $77,211 at March 31, 2006 ($71,518 at December 31, 2005) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three-month period ended March 31, 2006 was immaterial. At March 31, 2006 and December 31, 2005, the allowance for doubtful accounts was $140,250.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“FAS 123R”). FAS 123R establishes the accounting required for share based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This stock-based compensation expense must be included in the Company’s statement of operations over the requisite service period. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date.

Prior to the effective date of FAS 123R, the Company accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”(“APB 25”) and related interpretations. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under FAS 123R as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee stock option plans through December 31, 2005.

The Company elected to adopt FAS 123R using a modified prospective application which requires the Company to value unvested stock options granted prior to its adoption of FAS 123R under the fair value method and expense this amount in the income statement over the stock option’s remaining vesting period. Under this method, prior periods are not restated.

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, estimates on the expected time period that employees will retain their vested stock options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

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

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our MTWA software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is currently three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. At March 31, 2006, no such write-downs have been recorded. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which was $1,365 at March 31, 2006.

Product Warranty

We warrant all of our non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. We maintain a reserve for the estimated cost of future repairs of our products during this warranty period. The amount of the reserve is based on our actual return and repair cost experience. If the rate and cost of future warranty activities differs significantly from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended March 31,
	2005	% of Total	2006	% of Total	% Change
Alternans Products:
U.S.	$650,581	64%	$948,719	67%	46%
Rest of World	39,450	4%	145,348	10%	268%

Total	690,031	68%	1,094,067	77%	59%
Stress Products:
U.S.	201,321	20%	179,925	13%	-11%
Rest of World	118,131	12%	145,028	10%	23%

Total	319,452	32%	324,953	23%	2%

Total Revenues	$1,009,483	100%	$1,419,020	100%	41%

Three Month Periods ended March 31, 2005 and 2006

Revenue

Total revenue for the three months ended March 31, 2005 and 2006 was $1,009,483 and $1,419,020, respectively, an increase of 41%. Revenue from the sale of our Alternans products was $690,031 during the three months ended March 31, 2005, compared to $1,094,067 during the same period of 2006, an increase of 59%. Our Microvolt T-Wave Alternans products, which we call our Alternans products, accounted for 68% and 77% of total revenue for the three-month periods ended March 31, 2005 and 2006, respectively. The net increase in revenue is primarily attributable to higher sales of Alternans products in the United States. We believe the increase in revenue is primarily attributable to an increase in the profile of our MTWA technology associated with the publication and presentation of new clinical information and the Proposed National Coverage Determination issued by CMS in December 2005.

Revenue from the sale of our non-Alternans products for the three months ended March 31, 2005 and 2006 was $319,452 and $324,953, respectively, an increase of 2%.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended March 31, 2005 and 2006 was 52.5% and 57.8%, respectively. The increase in gross profit as a percentage of revenue is primarily attributable to higher over-all revenue levels, and higher domestic sales of our Alternans products, which have higher average selling prices and gross margins when compared to Alternans products sold outside the United States, or other non-Alternans products.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three Months Ended March 30,
	2005	% of Total Revenue	2006	% of Total Revenue	% Inc/ (Dec) 2006 vs. 2005
Operating Expenses:
Research and development	$212,777	21%	$157,752	11%	-26%
Selling, general and administrative	1,254,167	124%	1,307,309	92%	4%

Total	$1,466,944	145%	$1,465,061	103%	—%

Research and Development

Research and development expenses for the three months ended March 31, 2005 and 2006 were $212,777 and $157,752, respectively, a decrease of 26%. The decrease is primarily attributable to reductions in staffing levels and lower levels of outside engineering consulting expenses as a result of the completion of our Heartwave II System, which received marketing clearance from the U.S. Food and Drug Administration in April 2005. Research and development expense for the 2006 period included $11,851 in non-cash, stock-based compensation expense resulting from the adoption of FAS 123R on January 1, 2006. We expect research and development expense to remain at current levels for the remainder of the year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2005 and 2006 were $1,254,167 and $1,307,309, respectively, an increase of 4%. Sales and marketing expenses for the 2005 and 2006 periods were 64% of total SG&A expenses. SG&A expense for the 2006 period included $58,609 in non-cash, stock-based compensation expense resulting from the adoption of FAS 123R on January 1, 2006. We expect SG&A expenses to increase materially for the balance of 2006 as we expand our direct sales organization, increase our marketing expenditures and prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended March 31, 2005 and 2006, was $39,976 and $72,961, respectively, an increase of 83%. The increase in interest income is the result of higher amounts of invested cash and rising interest rates.

Change in Value of Series B Warrants

The non-cash charge for the three months ended March 31, 2006 related to the change in value of the warrants to purchase shares of Series B stock was $6,264,727 compared to a non-cash gain of $1,047,301 for the same period in 2005. The charge for the 2006 period was primarily the result of the increase in our common stock price during the quarter, as it impacts the Black-Scholes value of these warrants, whereas the gain in the same period last year was primarily a result of the decrease in our common stock price during the 2005 period. As of March 31, 2006, there were no warrants to purchase shares of Series B stock outstanding, so no further gains or charges will be incurred in future periods.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended March 31, 2006 was $6,837,013 compared to net income of $149,968 in the same period in 2005.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $9,148,295 at March 31, 2006, compared to $5,297,834 at December 31, 2005, an increase of $3,850,461, or 73%. This net increase reflects gross proceeds of approximately $4,104,000 from the exercise of outstanding warrants and options during the period, offset by our use of cash in support of operations of $240,392 for the three months ended March 31, 2006. Accounts receivable, net of allowance for doubtful accounts increased $115,821, or 11%, as a result of higher sales volume for the three months ended March 31, 2006 compared to the three months ended December 31, 2005. Inventory at March 31, 2006 decreased by $35,625, or 8%, compared to December 31, 2005. Prepaid expenses and other current assets at March 31, 2006 increased $22,248, or 28%, compared to December 31, 2005. Fixed asset additions for the three months ended March 31, 2006 were $12,678.

Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $937,309 and $645,247 for the three months ended March 31, 2005 and 2006, respectively, and recurring negative cash flow from operations for the three months ended March 31, 2005 and 2006 of $906,885 and $240,392, respectively. In addition, we had an accumulated deficit at March 31, 2006 of $65,632,187.

We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months. However, we expect our cash usage to significantly increase in future quarters as we implement our sales and marketing expansion plans in 2006 and 2007. Although we do not have any specific plans to raise additional capital in the near term, we do intend to file a shelf registration statement with the Securities and Exchange Commission on Form S-3, which when and if declared effective by the Securities and Exchange Commission, will allow us to offer and sell up to $20 million of securities in the future. There can be no assurance that such efforts will be successful.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to March 31, 2006.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2006 are set forth in the table below.

	Payments Due by Period
	Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations	$1,052	$1,052	$—	$—	$—
Operating Lease Obligations	$138,998	$106,584	$30,870	$1,544	$—
Purchase Obligations	$10,000	$10,000	$—	$—	$—

Total	$150,050	$117,636	$30,870	$1,544	$—

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include, but are not limited to, customer delays in making final buying decisions, decreased demand for our products, failure to raise capital necessary to expand our sales force and develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology, and failure to obtain or maintain adequate levels of third-party reimbursement for use of our products. Many of these factors are more fully discussed, as are other factors, under “Risk Factors” in this Quarterly Report on Form 10Q and under “Factors Which May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See Note 2 to our Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at March 31, 2006 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following constitutes a material change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

When we become subject to SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, if our internal control reports disclose significant deficiencies or material weaknesses, our shareholders and lenders could lose confidence in our financial reporting, which would likely harm the trading price of our stock, our access to additional capital, and our liquidity.

We are not an “accelerated filer” under the federal securities laws, and therefore SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002 did not require us to and we did not prepare in 2005 a management report on our internal control over financial reporting or obtain an attestation on that report from our auditors in connection with our most recent consolidated 2005 financial statements. Under current SEC regulations, because the value of our common stock held by non-affiliates did not exceed $75 million as of June 30, 2005, our annual report for the year ending December 31, 2005 was not required to include the internal control reports described above. If such value exceeds $75 million as of June 30, 2006, such internal control reports will be required for the fiscal year ending December 31, 2006. Otherwise, we will be required to prepare such internal controls reports for the fiscal year ending December 31, 2007. During the past several years, various accelerated filers, when first providing internal control reports, disclosed significant deficiencies or material weaknesses in their internal control over financial reporting. When we become subject to SEC requirements under Section 404, if our internal control reports disclose significant deficiencies or material weaknesses, our shareholders and lenders could lose confidence in our financial reporting, which would likely harm the trading price of our stock, our access to additional capital, and our liquidity.

ITEM 5. OTHER INFORMATION

In January 2006, the Board of Directors of the Company approved the Company’s compensation policy for non-employee directors. Under the compensation policy, non-employee directors who serve as lead independent director or as chairman of one or more committees of the Board of Directors receive a fee of $3,125 for each in-person meeting of the Board of Directors and a fee of $625 for each telephonic meeting of the Board of Directors or committee meeting, and all other non-employee directors receive a fee of $2,500 for each in-person meeting of the Board of Directors and $500 for each telephonic meeting of the Board of Directors or committee meeting.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: May 15, 2006	By:	/s/ RODERICK DE GREEF
Roderick de Greef
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Summary of Director Compensation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.