Form 10-Q
period 2006-06-30
CAMBRIDGE HEART INC
filed 2006-08-14
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 11, 2006:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	60,981,171

CAMBRIDGE HEART, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2005	June 30, 2006
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$547,834	$519,396
Marketable securities	4,750,000	8,000,000
Accounts receivable, net of allowance for doubtful accounts of $140,250 and $157,900 at December 31, 2005 and June 30, 2006, respectively	1,018,988	1,419,875
Inventory	419,938	427,303
Prepaid expenses and other current assets	79,843	67,618

Total current assets	$6,816,603	$10,434,192
Fixed assets, net	85,771	73,961
Other assets	112,182	96,155

Total Assets	$7,014,556	$10,604,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$245,249	$578,044
Accrued expenses	528,936	582,472
Current portion of capital lease obligation	1,577	526
Series B warrant liability	1,503,646	—

Total current liabilities	2,279,408	1,161,042
Capital lease obligation, net of current portion	—	—

Total liabilities	2,279,408	1,161,042
Commitments and contingencies (Note 13)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2005 and June 30, 2006, respectively; 47,421 and 0 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively. Liquidation preference and redemption value of $2,372,996 and $0 as of December 31, 2005 and June 30, 2006, respectively	1,504,287	—
Warrants to acquire Series A Convertible Preferred Stock of 403,830 and 251,127 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	743,440	462,317

	2,247,727	462,317

Stockholders’ equity:
Common Stock, $ .001 par value; 150,000,000 shares authorized at December 31, 2005 and June 30, 2006, respectively; 46,300,869 and 60,810,338 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	46,301	60,810
Additional paid-in capital	61,259,587	75,093,871
Accumulated deficit	(58,795,174)	(66,173,732)
Deferred compensation	(23,293)	—

Total stockholders’ equity	2,487,421	8,980,949

Total Liabilities and stockholders’ equity	$7,014,556	$10,604,308

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(restated)		(restated)
Revenue	$1,182,862	$1,764,879	$2,192,345	$3,183,899

Cost of goods sold	545,848	721,689	1,025,696	1,320,895

Gross profit	$637,014	$1,043,190	$1,166,649	$1,863,004

Costs and expenses:
Research and development	176,631	104,518	389,408	262,270
Selling, general and administrative	1,238,646	1,581,172	2,492,813	2,888,481

Total Operating Expenses	1,415,277	1,685,690	2,882,221	3,150,751

Loss from operations	$(778,263)	$(642,500)	$(1,715,572)	$(1,287,747)

Interest income	46,546	101,155	87,105	175,401

Interest expense	(154)	(200)	(737)	(1,485)

Change in valuation of Series B warrants	321,149	—	1,368,450	(6,264,727)

Net loss	$(410,722)	$(541,545)	$(260,754)	$(7,378,558)

Net loss attributable to common stockholders	$(410,722)	$(541,545)	$(260,754)	$(7,378,558)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.13)

Weighted average common shares outstanding-basic and diluted	39,687,315	60,593,316	38,651,897	57,502,905

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2006
	(restated)
Cash flows from operating activities:
Net (loss)	$(260,754)	$(7,378,558)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	99,001	47,104
Stock-based compensation expense	38,547	353,353
Provisions for allowance for bad debts	—	17,650
Change in valuation of Series B warrants	(1,368,450)	6,264,727
Changes in operating assets and liabilities:
Accounts receivable	39,103	(418,537)
Inventory	(56,119)	(7,365)
Prepaid expenses and other current assets	108,599	12,225
Accounts payable and accrued expenses	(122,283)	380,341

Net cash used for operating activities	(1,522,356)	(729,060)

Cash flows from investing activities:
Purchases of fixed assets	—	(19,267)
Purchases of marketable securities	(650,000)	(3,250,000)

Net cash used in investing activities	(650,000)	(3,269,267)

Cash flows from financing activities:
Proceeds from exercise of common stock options and convertible preferred stock warrants, net of issuance costs of $57,370 and $165,165 in 2005 and 2006, respectively	(32,907)	3,970,940
Repayment of debt	(1,052)	(1,051)

Net cash (used in) provided by financing activities	(33,959)	3,969,889

Net decrease in cash and cash equivalents	(2,206,315)	(28,438)
Cash and cash equivalents, beginning of period	2,896,963	547,834

Cash and cash equivalents, end of period	$690,648	$519,396

Supplemental Disclosure of Cash Flow Information

The Company paid $737 and $1,485 in interest expense for the six month periods ended June 30, 2005 and 2006, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the six month periods ended June 30, 2005 and 2006, investors exercised their rights to convert 369,406 and 45,248 shares of Series A Convertible Preferred Stock, respectively, into 4,802,278 and 588,224 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share.

During the six month period ended June 30, 2005, the Company issued 30,042 shares of its Series A Convertible Preferred Stock to an investor for the cashless exercise of a warrant to acquire 67,873 shares of Series A Convertible Preferred Stock. During the six month period ended June 30, 2006, the Company issued (i) 15,113 shares of its Series A Convertible Preferred Stock to two investors pursuant to the cashless exercise of warrants to acquire 20,361 shares of Series A Convertible Preferred Stock; and (ii) 21,154 shares of common stock to an investor pursuant to the cashless exercise of options to purchase 82,500 shares of common stock.

During the six month periods ended June 30, 2005 and 2006, investors exercised their right to convert 500 and 2,173 shares of Series B Convertible Preferred Stock , respectively, into 1,111,111 and 4,828,889 shares of the Company’s common stock, respectively, at a conversion price of $0.45 per share.

During the six month period ended June 30, 2005, the Company issued restricted stock to certain members of the Board of Directors and recorded a non-cash deferred compensation expense amounting to $26,800, of which $13,400 has been recognized as stock-based compensation expense in the statement of operations. No shares of restricted stock were issued in the six month period ended June 30, 2006.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $778,263 and $642,500 for the three month periods ended June 30, 2005 and 2006, respectively, and $1,715,572 and $1,287,747 for the six month periods ended June 30, 2005 and 2006, respectively, and recurring negative cash flow from operations of $1,522,356 and $729,060 for the six month periods ended June 30, 2005 and 2006, respectively. In addition, the Company had an accumulated deficit of $66,173,732 at June 30, 2006.

The Company anticipates that its existing cash resources will be sufficient to satisfy its cash requirements for at least the next twelve months. However, cash usage is expected to increase in future quarters as the Company implements its sales and marketing expansion plans in 2006 and 2007. Although the Company does not have any specific plans to raise additional capital in the near term, in July 2006 the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 which, when and if declared effective by the Securities and Exchange Commission, will allow the Company to offer and sell up to $20.0 million of equity and/or debt securities in the future. There can be no assurance that such efforts will be successful.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2005.

The Company’s interim financial statements as of June 30, 2006 and 2005 are unaudited and, in the opinion of the management, reflect all adjustments (consisting solely of normal recurring accruals) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

The Company’s financial statements for the three and six months ended June 30, 2005 have been restated to reflect the classification of the warrants to purchase Series B Convertible Preferred Stock, originally issued on December 6, 2004, as a liability and to reflect additional non-operating gains and losses related to the changes in the fair value of those Series B warrants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amounted to $4,750,000 and $8,000,000 at December 31, 2005 and June 30, 2006, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. Short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $486,285 and $260,588 at December 31, 2005 and June 30, 2006, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the “1993 Plan”) and in 1996 the Board of Directors authorized the 1996 Equity Incentive Plan (the “1996 Plan”). These plans provide for the grant of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company. No new awards may be made under the 1993 Plan. In 1999, the Board of Directors authorized and the stockholders approved an amendment to the 1996 Plan to increase the total number of shares authorized for issuance under the 1996 Plan from 1,000,000 to 1,300,000 shares of the Company’s common stock. Under the terms of both plans, stock options may not be granted with an exercise price that is less than the fair market value of the Company’s common stock on the date of the grant or for a term that exceeds ten years.

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

During 2005, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Stock Incentive Plan (the “2001 Plan”) to increase the total number of shares authorized for issuance under the 2001 Plan from 5,000,000 to 6,750,000 shares of the Company’s common stock. Shares authorized for issuance under the 2001 Plan may be granted to eligible employees, officers, directors, consultants and advisors in the form of stock options or up to a maximum of 1,000,000 shares of restricted stock. Under the terms of the 2001 Plan, stock options may not be granted with an exercise price that is less than fair market value of the Company’s common stock at the date of the grant or for a term that exceeds ten years.

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

Prior to the effective date of FAS 123R the Company accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options was less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under FAS 123R as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee equity incentive plans through December 31, 2005.

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Six Months Ended June 30,
	2006	2005
Dividend Yield	0.0%	0.0%
Expected Volatility	122.0%	118.0%
Risk Free Interest Rate	5.003%	3.71%
Expected Option Terms (in years)	3	4

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 247,000 new stock options granted during the six months ended June 30, 2006. For stock options issued prior to the adoption of FAS 123R, forfeitures were recognized as they occur.

At June 30, 2006, there were approximately 1,857,213 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were no new restricted stock grants issued for the six months ended June 30, 2006 and approximately 392,150 shares of restricted stock were available for future grant on June 30, 2006. Non-vested restricted stock activity for the six months ended June 30, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2005	102,500	$.58
Granted	—
Vested	—
Forfeited	—

Nonvested balance as of June 30, 2006	102,500	$.58

Transactions under all of the Company’s equity incentive plans during the six months ended June 30, 2006 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,507,625	$0.56
Granted	247,000	2.08
Exercised	(373,500)	0.59
Canceled/Forfeited	(131,000)	0.44

Outstanding at June 30, 2006	5,250,125	$0.61	8.56	$8,400,200

Exerciseable at June 30, 2006	931,750	$1.59	6.19	$577,685

The fair value of options granted during the six months ended June 30, 2006 was $375,402, with a per share weighted average fair value of $1.52. The fair value of options granted during the six months ended June 30, 2005 was $132,288, with a per share weighted average fair value of $0.48. The amount was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of June 30, 2006, there was $998,803 of total unrecognized compensation cost related to approximately 3,261,674 unvested outstanding stock options, with a per share weighted average fair value of $0.31. The expense is anticipated to be recognized over a weighted average period of 2.4 years. The total intrinsic value of stock options exercised during the first six months of 2005 and 2006 was $0 and $963,464, respectively. For the six months ended June 30, 2006, proceeds received upon the exercise of options were $140,345.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and six months ended June 30, 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Cost of goods sold	$2,362	$4,654
Research and development	11,984	23,835
Selling, general and administrative	72,450	131,058

Share-based compensation expense	$86,796	$159,547

The Company adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective approach. Under this method, prior periods are not restated. Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss attributable to common stockholders:
As reported	$(410,722)	$(260,754)
Stock-based compensation expense included in reported net loss	28,641	38,547
Total stock-based compensation under the fair-value-based method for all awards	(103,434)	(188,134)

Pro forma	$(485,515)	$(410,341)

Net loss per share:
As reported-basic and diluted	$(0.01)	$(0.01)
Pro forma-basic and diluted	$(0.01)	$(0.01)

The adoption of FAS 123R resulted in incremental stock-based compensation of approximately $86,796 and $159,547 for the three and six months ended June 30, 2006, respectively. This stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $86,796 and $159,547 in the three and six month periods ending June 30, 2006, respectively. There was no impact on net loss per common share-basic and diluted, and there was no impact on the statement of cash flows for the period ended June 30, 2006.

Use of Estimates

The preparation of financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three and six month periods ended June 30, 2006, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during each such period. The impact of options to purchase 5,250,125 shares of common stock, warrants for the purchase of 37,015 shares of common stock and warrants for the purchase of 251,127 shares of Series A Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. For the three and six month periods ended June 30, 2005, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during each such period. The impact of options to purchase 5,415,000 shares of common stock, warrants for the purchase of 2,102,532 shares of common stock, warrants for the purchase of 2,500 shares of Series B Convertible Preferred Stock, 45,248 shares of Series A Convertible Preferred Stock, and 4,500 shares of Series B convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows as the Company incurred a net loss for the three and six months ended June 30, 2005 and 2006. This pronouncement will have an impact if and when the Company incurs net income and at that time management will evaluate whether the Company’s existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company had no other comprehensive income for all periods presented.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three and six month periods ended June 30, 2005 and 2006. During the three month periods ended June 30, 2005 and 2006, international sales accounted for 23% and 13% of total revenues, respectively. During the six month periods ended June 30, 2005 and 2006, international sales accounted for 19% and 16% of total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2005 and June 30, 2006 consisted of the following:

	December 31, 2005	June 30, 2006
Raw materials	$408,801	$422,920
Work in process	11,137	3,295
Finished goods	—	1,088

	$419,938	$427,303

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

Total shares of preferred stock issued and outstanding at December 31, 2005 and June 30, 2006, respectively were as follows:

	December 31, 2005	June 30, 2006
Series A Convertible Preferred
Shares issued and outstanding	45,248	—
Liquidation preference and redemption value	$199,996	$—

Series B Convertible Preferred
Shares issued and outstanding	2,173	—
Liquidation preference and redemption value	$2,173,000	$—

Total Convertible Preferred
Shares issued and outstanding	47,421	—
Liquidation preference and redemption value	$2,372,996	$—

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

Series A Convertible Preferred Stock

On May 12, 2003, the Company entered into an agreement for the sale of $6.5 million of Series A Convertible Preferred Stock (the “Series A stock”) to Medtronic, Inc. and a group of private investors, pursuant to which the Company sold 696,825 shares of its Series A stock at a purchase price of $4.42 per share providing gross proceeds of $3,079,966. Each share of Series A stock is convertible into 13 shares of the Company’s common stock.

In connection with the sale of the Series A stock, the Company issued warrants for the purchase of an additional 773,724 shares of Series A stock at a purchase price of $4.42 per share with monthly expiration dates beginning September 1, 2003 and ending February 1, 2004. During fiscal 2003, investors purchased 663,999 shares of Series A stock through the exercise of these warrants providing additional proceeds of $2,934,876. During fiscal 2004, investors exercised the remaining warrants for the purchase of 109,725 shares of Series A stock providing the Company with gross proceeds of $484,985.

As part of the financing described above, the Company also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of Series A stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009.

During the six month period ended June 30, 2005, the Company issued 30,042 shares of its Series A stock to an investor through the cashless exercise of warrants to purchase 67,873 shares of Series A stock.

During the six month periods ended June 30, 2005 and 2006, investors exercised their rights to convert 369,406 and 45,248 shares of Series A stock, into 4,802,278 and 588,224 shares of the Company’s common stock, respectively. The Company had 45,248 and 0 shares of Series A stock and warrants for the purchase of an additional 403,830 and 251,127 shares of Series A stock outstanding at December 31, 2005 and June 30, 2006, respectively.

During the six month period ended June 30, 2006, warrants to purchase 132,342 shares of Series A stock were exercised at a price of $5.525 per Series A share and converted into 1,720,446 shares of common stock providing the Company with gross proceeds of $731,190. The Company issued 196,461 shares of common stock to investors in cashless exercise and conversion of warrants to purchase 20,361 shares of Series A stock.

Series B Convertible Preferred Stock

On December 6, 2004, the Company entered into an agreement for the sale of $5.0 million of Series B Convertible Preferred Stock (the “Series B stock”) to certain institutional and other private investors. Under the terms of the financing, the Company issued and sold 5,000 shares of Series B stock at a purchase price of $1,000 per share. Each share of Series B stock is convertible into approximately 2,222 shares of the Company’s common stock at a conversion price of $0.45 per share. Investors in the financing also received warrants to purchase an additional 2,500 shares of Series B stock. The exercise price of the warrants is $1,100 per share. The warrants expire on December 6, 2009.

In connection with the sale of the Company’s Series B stock, the Company also issued to the placement agent for the transaction a warrant exercisable for a total of 953,333 shares of the Company’s common stock. The warrant expires on December 6, 2009. The exercise price of the warrant is $.495 per share of common stock.

During the six month periods ended June 30, 2005 and 2006, investors exercised their rights to convert 500 and 2,173 shares of Series B stock, into 1,111,111 and 4,828,889 shares of the Company’s common stock, respectively. The Company had 2,173 and 0 shares of Series B stock and warrants for the purchase of an additional 2,375 and 0 shares of Series B stock outstanding at December 31, 2005 and June 30, 2006, respectively. In addition, during the six months ended June 30, 2006, the Company’s placement agent exercised its warrant to purchase 953,333 shares of the Company’s common stock.

The financial statements for the six months ended June 30, 2005 have been restated to reflect the reclassification of warrants to purchase Series B stock, originally issued December 6, 2004, as a liability and to reflect additional non-operating gains and losses related to the changes in the fair value of those Series B warrants. The impact of the unrealized change in the fair value of the Series B warrants for the six months ended June 30, 2006 was a charge of $6,264,727. The impact of the unrealized change in the fair value of the Series B warrants for the six months ended June 30, 2005 was a gain of $1,368,450. As of June 30, 2006, there were no warrants to purchase shares of Series B stock outstanding, and, therefore, no further gains or charges will be incurred in future periods.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and June 30, 2006.

The Company warrants all of its non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company had $43,615 and $74,269 of accrued warranties at December 31, 2005 and June 30, 2006, respectively, as set forth in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2006	2005	2006
Balance at beginning of period	$24,832	$53,846	$28,235	$43,615
Provision for warranty for units sold	10,071	52,035	8,377	70,311
Cost of warranty incurred	(9,121)	(31,612)	(10,830)	(39,657)

Balance at end of period	$25,782	$74,269	$25,782	$74,269

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

Distribution Update

At March 31, 2006, we employed 3 direct sales representatives and 2 regional managers in the U.S. At the end of July 2006, we have increased the number of direct sales representatives to 9. Our objective is to increase our direct sales force from the current level to at least 12 representatives by the end of 2006. We also employ 4 clinical application specialists who provide clinical support to our direct sales force and our customers. Our objective is to employ approximately 1 clinical application specialist for every 2 sales representatives. In addition to expanding our direct sales force in the U.S., we seek to establish relationships with strategic partners to assist us in gaining access to our primary customer, the clinical cardiologist. We utilize country specific independent distributors for the sales of our products outside the U.S.

Reimbursement Update

We generate substantially all of our revenue through the sale of capital equipment in the form of our Heartwave II System, which has a list price of slightly less than $30,000 per system, as well as the sale of our disposable sensors which have a list price of approximately $84 per unit. In order for physician practices and other health care providers to be able to purchase these products from us, the availability of appropriate reimbursement to them from both the federal government (Medicare) or a private insurance company is essential. At present, approximately one-half of the U.S. patient population that we believe is most likely to benefit from our MTWA test are at least 65 years old and therefore eligible for reimbursement via Medicare. The remaining 50% of our potential patient population is covered through private insurance plans such as Blue Cross/Blue Shield, Aetna, Cigna, Kaiser and United Healthcare.

Many local Medicare carriers have provided coverage for the Microvolt T-Wave Alternans Test for several years. However, coverage indications have often been inconsistent and in many instances so administratively burdensome to physicians as to make it impracticable to obtain payment for many patients whom they would like to test. The Centers for Medicaid and Medicare Services (CMS) issues the vast majority of their coverage policies via Local Coverage Decisions (LCDs). In approximately 10-15% of the cases they issue National Coverage Decisions (NCDs) to apply uniform standards across the entire country.

In 2005, we applied to CMS for a National Coverage Determination seeking broader and more uniform reimbursement coverage for our Microvolt T-Wave Alternans Test. After a nine month application process CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for the payment of MTWA testing of patients at risk of sudden cardiac death, but only when a MTWA test is done using our patented and proprietary spectral analytic method. The current average payment by Medicare for an MTWA test is $322.

In addition to federally funded reimbursement, we have been actively pursuing reimbursement from private insurers which cover the remaining 50% of the patient population that we believe could benefit from a MTWA Test. In 2005, we received a positive reimbursement decision from Horizon Blue Cross/Blue Shield in New Jersey. This was in addition to the coverage already provided by a number of Blue Cross/Blue Shield insurance companies including New York, Iowa, Maryland, Washington DC, Delaware, Michigan, South Dakota and Minnesota.

In the first six months of 2006, Aetna and CIGNA Healthcare each issued a coverage policy for our MTWA test making it a covered benefit for those patients at risk of sudden cardiac death who meet the criteria for an implantable cardioverter defibrillator (“ICD”) placement.

More recently in July 2006, Humana issued a coverage policy for our MTWA test making it a covered benefit for those individuals at risk of sudden cardiac death who meet the criteria for an implantable ICD. The coverage policies for Aetna and Humana both specify the necessity of using our proprietary spectral analytic method as a condition for coverage.

While the Company has been able to achieve increased reimbursement coverage over the last year, there remain large patient populations in the United States where physicians and other health care providers cannot obtain proper reimbursement for the use of our products. For example, large insurers such as Wellpoint, United Healthcare and a number of individual Blue Cross/Blue Shield insurance companies continue to maintain a policy of not reimbursing physicians for the use of our products. At June 30, 2006, we believe that reimbursement coverage remained unavailable for approximately one-third of the total patient population in the United States for whom a MTWA test would reasonably be considered appropriate. While the Company is actively working to broaden reimbursement coverage, there can no assurance that additional third-party insurers will decide to make reimbursement available in the near term, if at all, or even that certain payers who now reimburse for the use of our products will not decide to significantly reduce, or even eliminate, the level of reimbursement available for the use of our products. Any significant reduction in the amount of reimbursement available for the use of our products would have a material and adverse effect on our ability to build a successful business.

Recent Clinical Results

In March 2006, Dr. Paul Chan from the VA Center for Practice Management and Outcomes Research, and the University of Michigan, Ann Arbor gave a presentation at The American College of Cardiology regarding the cost effectiveness of ICD therapy. The objective of the study was to evaluate the cost of effectiveness of ICD therapy in MADIT II eligible patients with and without risk stratification using our MTWA Test. The results of the study resulted in an Incremental Cost Effectiveness Ratio (ICER) of $88,700 per Quality Adjusted Life Year in the ICDs FOR ALL strategy as compared to the use of MTWA risk stratification. The use of MTWA in risk stratifying the population resulted in a $48,800 Incremental Cost Effectiveness Ratio as compared to medical management. This study was published in the Journal of American College of Cardiology in June 2006.

In May 2006, The Journal of the American College of Cardiology published a new clinical study titled, “Prognostic Utility of Microvolt T-Wave Alternans in Risk Stratification of Patients with Ischemic Cardiomyopathy.” Dr. Theodore Chow from the Lindner Center was the Principal Investigator of the study. The study enrolled 768 consecutive patients with ischemic cardiomyopathy and an ejection fraction less than or equal to 35%. The authors studied MTWA to discern if MTWA was an independent predictor of mortality and could, therefore, identify which of the individuals would be at the highest risk of death and most likely to benefit from ICD therapy. After a mean follow-up period of 18 months, the MTWA non-negative, or abnormal, group of patients was associated with a significantly higher risk for all cause and arrhythmic mortality. In the group of patients that were not treated with implantable defibrillator therapy, the arrhythmic death rate for MTWA negative patients was approximately 2% per year while the MTWA non-negative patients’ death rate was more than three times higher.

Other Recent Developments

In July 2006, Mark S. Florence was appointed as Vice President, Sales and Marketing of the Company. Mr. Florence has extensive experience in the cardiac medical device and diagnostic industry. Most recently he was Vice President of Sales at Cardiodynamics International Corporation.

During the six months of 2006, we received gross proceeds of approximately $4.1 million from the exercise of outstanding warrants and options, principally related to our 2003 Series A Convertible Preferred Stock and 2004 Series B Convertible Preferred Stock financings.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company sometimes sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $80,143 at June 30, 2006 ($71,518 at December 31, 2005) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three-month period ended June 30, 2006 was immaterial. At December 31, 2005 and June 31, 2006, the allowance for doubtful accounts was $140,250 and $157,900, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This share-based compensation expense must be included in the Company’s statement of operations over the requisite service period. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date.

Prior to the effective date of FAS 123R, the Company accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”(“APB 25”) and related interpretations. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options was less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under FAS 123R as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for the Company’s employee equity incentive plans through December 31, 2005.

The Company elected to adopt FAS 123R using a modified prospective application which requires the Company to value unvested stock options granted prior to its adoption of FAS 123R under the fair value method and expense this amount in the income statement over the stock option’s remaining vesting period. Under this method, prior periods are not restated.

The Company uses the Black-Scholes option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, estimates on the expected time period that employees will retain their vested options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

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

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our MTWA software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is currently three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. At June 30, 2006, no such write-downs have been recorded. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which was $0 at June 30, 2006.

Product Warranty

We warrant all of our non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. We maintain a reserve for the estimated cost of future repairs of our products during this warranty period. The amount of the reserve is based on our actual return and historical repair cost experience. If the rate and cost of future warranty activities differs significantly from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended June 30,					Six months ended June 30,
	2005	% of Total	2006	% of Total	% Change	2005	% of Total	2006	% of Total	% Change
Alternans Products:
U.S.	$755,040	64%	$1,327,069	75%	76%	$1,405,621	64%	$2,275,788	71%	62%
Rest of World	130,600	11%	139,650	8%	7%	170,050	8%	284,998	9%	68%

Total	885,640	75%	1,466,719	83%	66%	1,575,671	72%	2,560,786	80%	63%

Stress Products:
U.S	159,107	13%	205,534	12%	29%	360,428	16%	385,459	12%	7%
Rest of World	138,115	12%	92,626	5%	-33%	256,246	12%	237,654	8%	-7%

Total	297,222	25%	298,160	17%	0%	616,674	28%	623,113	20%	1%

Total Revenues	$1,182,862	100%	$1,764,879	100%	49%	$2,192,345	100%	$3,183,899	100%	45%

Three and Six Month Periods ended June 30, 2005 and 2006

Revenue

Total revenue for the three months ended June 30, 2005 and 2006 was $1,182,862 and $1,764,879, respectively, an increase of 49%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $885,640 during the three months ended June 30, 2005, compared to $1,466,719 during the same period of 2006, an increase of 66%. Our Alternans products accounted for 75% and 83% of total revenue for the three-month periods ended June 30, 2005 and 2006, respectively. The net increase in revenue was primarily attributable to higher sales of Alternans products in the United States.

Total revenue for the six months ended June 30, 2005 and 2006 was $2,192,345 and $3,183,899, respectively, an increase of 45%. Revenue from the sale of our Alternans products was $1,575,671 during the six months ended June 30, 2005, compared to $2,560,786 during the same period of 2006, an increase of 63%. Our Alternans products, accounted for 72% and 80% of total revenue for the six month periods ended June 30, 2005 and 2006, respectively. The net increase in revenue was primarily attributable to higher sales of Alternans products in the United States. We believe the increase in revenue for both periods is attributable to an increase in the profile of our MTWA technology associated with the publication and presentation of new clinical information and the National Coverage Determination issued by CMS in March 2006 and, to a lesser extent, the initial impact of expanding our direct sales force.

Revenue from the sale of our non-Alternans products for the three months ended June 30, 2005 and 2006 was $297,222 and $298,160, respectively. Revenue from the sale of our non-Alternans products for the six months ended June 30, 2005 and 2006 was $616,674 and $623,113, respectively.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended June 30, 2005 and 2006 was 54% and 59%, respectively. Gross profit, as a percent of revenue, for the six months ended June 30, 2005 and 2006 was 53% and 59%, respectively. The increase in gross profit as a percentage of revenue is primarily attributable to higher over all revenue levels, and higher domestic sales of our Alternans products, which have higher average selling prices and gross margins when compared to Alternans products sold outside the United States, or non-Alternans products.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended June 30,					Six months ended June 30,
	2005	% of Total Revenue	2006	% of Total Revenue	% Inc/(Dec) 2006 vs 2005	2005	% of Total Revenue	2006	% of Total Revenue	% Inc/(Dec) 2006 vs 2005
Operating Expenses:
Research and development	$176,631	15%	$104,518	6%	-41%	$389,408	18%	$262,270	8%	-33%
Selling, general and administrative	1,238,646	105%	1,581,172	90%	28%	2,492,813	114%	2,888,481	91%	16%

Total	$1,415,277	120%	$1,685,690	96%	19%	$2,882,221	132%	$3,150,751	99%	9%

Research and Development

Research and development expense for the three months ended June 30, 2005 and 2006 was $176,631 and $104,518, respectively, a decrease of 41%. Research and development expense for the six months ended June 30, 2005 and 2006 was $389,408 and $262,270, respectively, a decrease of 33%. The decrease is primarily attributable to reductions in staffing levels and lower levels of outside engineering consulting expenses as a result of the completion of our Heartwave II System, which received marketing clearance from the U.S. Food and Drug Administration in April 2005. Research and development expense for the 2006 period included $23,835 in non-cash, stock-based compensation expense resulting from the adoption of FAS 123R on January 1, 2006. We expect research and development expense to remain at current levels for the remainder of the year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2005 and 2006 was $1,238,646 and $1,581,172, respectively, an increase of 28%. SG&A expense for the six months ended June 30, 2005 and 2006 was $2,492,813 and $2,888,481, respectively, an increase of 16%. Sales and marketing expense for the 2005 and 2006 periods was 54% and 56% of total SG&A expense, respectively. The increases were primarily attributable to higher selling costs associated with expanding our direct sales force, increased advertising expenses and higher legal fees. SG&A expense for the 2006 period included $131,059 in non-cash, stock-based compensation expense resulting from the adoption of FAS 123R on January 1, 2006. We expect SG&A expense to increase materially through the remainder of this year, as we continue to expand our direct sales organization, increase our marketing expenditures and prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended June 30, 2005 and 2006, was $46,392 and $100,955, respectively, an increase of 118%. Interest income, net of interest expense, for the six months ended June 30, 2005 and 2006, was $86,368 and $173,916, respectively, an increase of 101%. The increase in interest income is the result of higher amounts of invested cash and rising interest rates.

Change in Value of Series B Warrants

The non-cash charge for the three months ended June 30, 2006 related to the change in value of the warrants to purchase shares of Series B stock was $0 compared to a non-cash gain of $321,149 for the same period in 2005. The non-cash charge for the six months ended June 30, 2006 related to the change in value of the warrants to purchase shares of Series B stock was $6,264,727 compared to a non-cash gain of $1,368,450 for the same period in 2005. The charge for the 2006 period was primarily the result of the increase in our common stock price during the quarter, as it impacts the Black-Scholes value of these warrants, whereas the gain in the same period last year was primarily a result of the decrease in our common stock price during the 2005 period. As of June 30, 2006, there were no warrants to purchase shares of Series B stock outstanding, so no further gains or charges will be incurred in future periods.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended June 30, 2006 was $541,545 compared to $410,722 in the same period in 2005. The net loss attributable to common stockholders for the six months ended June 30, 2006 was $7,378,558 compared to $260,754 in the same period in 2005.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $8,519,396 at June 30, 2006, compared to $5,297,834 at December 31, 2005, an increase of $3,221,562, or 61%. This net increase reflects gross proceeds of approximately $4,104,000 from the exercise of outstanding warrants and options during the period, offset by our use of cash in support of operations of $729,060 for the six months ended June 30, 2006. Accounts receivable, net of allowance for doubtful accounts increased $400,887, or 39%, as a result of higher sales volume for the six months ended June 30, 2006 compared to the six months ended December 31, 2005. Inventory at June 30, 2006 increased by $7,365, or 2%, compared to December 31, 2005. Prepaid expenses and other current assets at June 30, 2006 decreased $12,225, or 15%, compared to December 31, 2005. Fixed asset additions for the six months ended June 30, 2006 were $19,267.

Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the ordinary course of business. We have experienced recurring losses from operations of $1,715,572 and $1,287,747 for the six months ended June 30, 2005 and 2006, respectively, and recurring negative cash flow from operations for the six months ended June 30, 2005 and 2006 of $1,522,356 and $729,060, respectively. In addition, we had an accumulated deficit at June 30, 2006 of $66,173,732.

We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months. However, we expect our cash usage to significantly increase in future quarters as we implement our sales and marketing expansion plans in 2006 and 2007. Although we do not have any specific plans to raise additional capital in the near term, in July 2006 we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 which, when and if declared effective by the Securities and Exchange Commission, will allow us to offer and sell up to $20.0 million of equity and/or debt securities in the future. There can be no assurance that such efforts will be successful.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to June 30, 2006.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2006 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$526	$526	$—	$—	$—
Operating Lease Obligations	$100,089	$70,505	$28,812	$772	$—
Purchase Obligations	$10,000	$10,000	$—	$—	$—

Total	$110,615	$81,031	$28,812	$772	$—

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include, but are not limited to, customer delays in making final buying decisions, decreased demand for our products, failure to raise capital necessary to expand our sales force and develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology, and failure to obtain or maintain adequate levels of third-party reimbursement for use of our products. Many of these factors are more fully discussed, as are other factors, under “Risk Factors” in this Quarterly Report on Form 10Q and under “Factors Which May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 which has been filed with the Securities and Exchange Commission and is available at www.sec.gov/edgar.

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

See Note 2 to our Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at June 30, 2006 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made primarily in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 6, 2006 (the “Annual Meeting”). At the Annual Meeting, Kenneth Hachikian and Robert P. Khederian were elected as Class I Directors for a three year term. The other directors whose terms of office continued after the meeting are as follows: David A. Chazanovitz, Richard J. Cohen, M.D., Ph.D., Jeffrey J. Langan and Reed Malleck.

The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1.	To elect the following Class I Directors to serve for the ensuing three years.

Kenneth Hachikian	For: 51,120,198	Withheld: 346,082	Abstain: 0
Robert P. Khederian	For: 51,124,796	Withheld: 341,484	Abstain: 0

2.	To ratify the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent accountants for the year ending December 31, 2006.

For: 51,146,646	Against: 268,234	Abstain: 51,400

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

In August 2006, the Board of Directors voted to separate the roles of Chairman of the Board and Chief Executive Officer, so that one person could no longer hold both positions. Mr. Robert Khederian has been named Chairman of the Board of Directors. Mr. David Chazanovitz will continue to serve as a member of the Board of Directors, as well as the Company’s President and Chief Executive Officer. Mr. Khederian is a major shareholder of the Company, has been a director since 2002, and lead independent director since April 2005.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: August 14, 2006	By:	/s/ RODERICK DE GREEF
Roderick de Greef
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Offer Letter dated June 10, 2006 between Cambridge Heart, Inc. and Mark S. Florence is incorporated by reference to our Current Report on Form 8-K filed on July 11, 2006.*

10.2	Severance Agreement dated June 10, 2006 between Cambridge Heart, Inc. and Mark S. Florence is incorporated by reference to our Current Report on Form 8-K filed on July 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.