Form 10-Q
period 2006-09-30
CAMBRIDGE HEART INC
filed 2006-11-14
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2006:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	62,500,670

CAMBRIDGE HEART, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2005	September 30, 2006
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$547,834	$603,281
Marketable securities	4,750,000	7,500,000
Accounts receivable, net of allowance for doubtful accounts of $140,250 and $ 199,100 at December 31, 2005 and September 30, 2006, respectively	1,018,988	1,735,682
Inventory	419,938	389,982
Prepaid expenses and other current assets	79,843	83,544

Total current assets	$6,816,603	$10,312,489
Fixed assets, net	85,771	94,864
Other assets	112,182	90,871

Total Assets	$7,014,556	$10,498,224

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$245,249	$619,519
Accrued expenses	528,936	928,229
Current portion of capital lease obligation	1,577	176
Series B warrant liability	1,503,646	—

Total current liabilities	2,279,408	1,547,924

Total liabilities	2,279,408	1,547,924
Commitments and contingencies (Note 13)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2005 and September 30, 2006, respectively; 47,421 and 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively. Liquidation preference and redemption value of $2,372,996 and $0 as of December 31, 2005 and September 30, 2006, respectively	1,504,287	—
Warrants to acquire Series A Convertible Preferred Stock of 403,830 and 251,127 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	743,440	462,318

	2,247,727	462,318

Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2005 and September 30,2006, respectively; 46,300,869 and 61,202,671 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	46,301	61,203
Additional paid-in capital	61,259,587	75,418,629
Accumulated deficit	(58,795,174)	(66,991,850)
Deferred compensation	(23,293)	—

Total stockholders’ equity	2,487,421	8,487,982

Total Liabilities and Stockholders’ Equity	$7,014,556	$10,498,224

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(restated)		(restated)
Revenue	$917,327	$2,030,610	$3,109,672	$5,214,509
Cost of goods sold	489,010	781,743	1,514,706	2,102,638

Gross profit	428,317	1,248,867	1,594,966	3,111,871

Costs and expenses:
Research and development	143,486	112,956	532,894	375,226
Selling, general and administrative	941,342	2,061,599	3,434,155	4,950,080

Total Operating Expenses	1,084,828	2,174,555	3,967,049	5,325,306

Loss from operations	(656,511)	(925,688)	(2,372,083)	(2,213,435)

Interest income	50,583	107,570	137,687	283,151

Interest expense	(2,983)	—	(3,719)	(1,665)

Change in valuation of Series B warrants	184,307	—	1,552,757	(6,264,727)

Net loss	$(424,604)	$(818,118)	$(685,358)	$(8,196,676)

Net loss attributable to common stockholders	$(424,604)	$(818,118)	$(685,358)	$(8,196,676)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.14)

Weighted average common shares outstanding-basic and diluted	40,756,204	60,983,423	39,361,041	58,717,264

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2006
	(restated)
Cash flows from operating activities:
Net loss	$(685,358)	$(8,196,676)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	132,857	72,006
Loss on disposal of fixed assets	4,817	—
Stock based compensation expense	71,093	551,972
Provisions for allowance for bad debts	—	58,850
Change in valuation of Series B warrants	(1,552,757)	6,264,727
Changes in operating assets and liabilities:
Accounts receivable	217,486	(775,544)
Inventory	(11,023)	29,956
Prepaid expenses and other current assets	92,559	(3,701)
Accounts payable and accrued expenses	(212,119)	764,578

Net cash used for operating activities	(1,942,445)	(1,233,830)

Cash flows from investing activities:
Purchases of fixed assets	—	(59,788)
Purchases of marketable securities	(250,000)	(2,750,000)

Net cash used in investing activities	(250,000)	(2,809,788)

Cash flows from financing activities:
Proceeds from exercise of common and convertible preferred stock warrants, net of issuance costs of $57,370 and $165,165 in 2005 and 2006, respectively	(32,907)	4,100,468
Repayment of debt	(1,578)	(1,401)

Net cash (used in) provided by financing activities	(34,485)	4,099,066

Net increase (decrease) in cash and cash equivalents	(2,226,930)	55,448
Cash and cash equivalents, beginning of period	2,896,963	547,833

Cash and cash equivalents, end of period	$670,033	$603,281

Supplemental Disclosure of Cash Flow Information

The Company paid $3,719 and $1,665 in interest expense for the nine month periods ended September 30, 2005 and 2006, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the nine month periods ended September 30, 2005 and 2006, investors exercised their rights to convert 369,406 and 45,248 shares of Series A Convertible Preferred Stock, respectively, into 4,802,278 and 588,224 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share.

During the nine month period ended September 30, 2005, the Company issued 30,042 shares of its Series A Convertible Preferred Stock to an investor for the cashless exercise of a warrant to acquire 67,873 shares of Series A Convertible Preferred Stock. During the nine month period ended September 30, 2006, the Company issued (i) 15,113 shares of its Series A Convertible Preferred Stock to two investors pursuant to the cashless exercise of warrants to acquire 20,361 shares of Series A Convertible Preferred Stock; and (ii) 21,154 shares of common stock to an investor pursuant to the cashless exercise of options to purchase 82,500 shares of common stock.

During the nine month periods ended September 30, 2005 and 2006, investors exercised their right to convert 650 and 2,173 shares of Series B Convertible Preferred Stock, respectively, into 1,444,444 and 4,828,889 shares of the Company’s common stock, respectively, at a conversion price of $0.45 per share.

During the nine month period ended September 30, 2005, the Company issued restricted stock to certain members of the Board of Directors and recorded a non-cash deferred compensation expense amounting to $26,800, of which $20,100 has been recognized as stock-based compensation expense in the statement of operations. No shares of restricted stock were issued in the nine month period ended September 30, 2006.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $656,511 and $925,688 for the three month periods ended September 30, 2005 and 2006, respectively, and $2,372,083 and $2,213,435 for the nine month periods ended September 30, 2005 and 2006, respectively, and recurring negative cash flow from operations of $1,942,445 and $1,235,830 for the nine month periods ended September 30, 2005 and 2006, respectively. In addition, the Company had an accumulated deficit of $66,991,850 at September 30, 2006.

The Company anticipates that its existing cash resources will be sufficient to satisfy its cash requirements for at least the next twelve months. However, cash usage is expected to increase materially in future quarters as the Company continues to expand its direct sales channel and increase its marketing activities. In July 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3, which allows the Company to offer and sell up to $20.0 million of equity and/or debt securities at any time in the future. Should the Company seek to raise additional capital at any time in the future, there can be no assurance that such efforts will be successful.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2005.

The Company’s interim financial statements as of September 30, 2006 and 2005 are unaudited and, in the opinion of the management, reflect all adjustments (consisting solely of normal recurring accruals) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

The Company’s financial statements for the three and nine months ended September 30, 2005 have been restated to reflect the classification of the warrants to purchase Series B Convertible Preferred Stock, originally issued on December 6, 2004, as a liability and to reflect additional non-operating gains and losses related to the changes in the fair value of those Series B warrants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amounted to $4,750,000 and $7,500,000 at December 31, 2005 and September 30, 2006, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. Short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $486,284 and $358,335 at December 31, 2005 and September 30, 2006, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Nine Months Ended September 30,
	2006	2005
Dividend Yield	0.0%	0.0%
Expected Volatility	121.0%	114.8%
Risk Free Interest Rate	4.516%	4.13%
Expected Option Terms (in years)	3-5	4

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 767,000 new stock options granted during the nine months ended September 30, 2006. For stock options issued prior to the adoption of FAS 123R, forfeitures were recognized as they occur.

At September 30, 2006, there were approximately 1,712,380 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were no new restricted stock grants issued for the nine months ended September 30, 2006 and approximately 392,150 shares of restricted stock were available for future grant on September 30, 2006. Non-vested restricted stock activity for the nine months ended September 30, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2005	102,500	$.58
Granted	—
Vested	62,500.56
Forfeited	—

Nonvested balance as of September 30, 2006	40,000	$.60

Transactions under all of the Company’s equity incentive plans during the nine months ended September 30, 2006 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,507,625	$0.56
Granted	767,000	2.21
Exercised	(765,833)	0.46
Canceled/Forfeited	(379,792)	0.34

Outstanding at September 30, 2006	5,129,000	$0.70	$8.61	$7,868,150

Exerciseable at September 30, 2006	1,939,417	$0.63	7.52	$3,096,508

The fair value of options granted during the nine months ended September 30, 2006 was $1,371,001, with a per share weighted average fair value of $1.79. The fair value of options granted during the nine months ended September 30, 2005 was $1,300,288, with a per share weighted average fair value of $0.29. The amount was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of September 30, 2006, there was $1,751,208 of total unrecognized compensation cost related to approximately 3,135,139 unvested outstanding stock options, with a per share weighted average fair value of $0.54. The expense is anticipated to be recognized over a weighted average period of 2.5 years. The total intrinsic value of stock options exercised during the first nine months of 2005 and 2006 was $0 and $1,721,001, respectively. For the nine months ended September 30, 2006, proceeds received upon the exercise of options were $269,871.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and nine months ended September 30, 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of goods sold	$2,476	$7,130
Research and development	12,115	35,950
Selling, general and administrative	155,423	286,481

Share-based compensation expense	$170,014	$329,561

The Company adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective approach. Under this method, prior periods are not restated. Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net income, basic earnings per share and diluted earnings per share would have changed to the pro forma amounts shown as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss attributable to common stockholders:
As reported	$424,604	$685,358
Stock-based compensation expense included in reported net loss	(32,546)	(71,093)
Total stock-based compensation under the fair-value-based method for all awards	118,226	306,360

Pro forma	$510,284	$920,625

Net loss per share:
As reported-basic and diluted	$0.01	$0.02
Pro forma-basic and diluted	$0.01	$0.02

The adoption of FAS 123R resulted in incremental stock-based compensation of approximately $170,014 and $329,561 for the three and nine months ended September 30, 2006, respectively. This stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $170,014 and $329,561 in the three and nine month periods ending September 30, 2006, respectively. There was no impact on net loss per common share-basic and diluted, and there was no impact on the statement of cash flows for the period ended September 30, 2006.

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

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended September 30, 2006, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during each such period. The impact of options to purchase 5,129,000 shares of common stock, warrants for the purchase of 37,015 shares of common stock and warrants for the purchase of 251,127 shares of Series A Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. For the three and nine month periods ended September 30, 2005, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during each such period. The impact of options to purchase 6,007,750 shares of common stock, warrants for the purchase of 2,102,532 shares of common stock, warrants for the purchase of 2,500 shares of Series B Convertible Preferred Stock, 45,248 shares of Series A Convertible Preferred Stock, and 4,350 shares of Series B Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows as the Company incurred a net loss for the three and nine months ended September 30, 2005 and 2006. This pronouncement will have an impact if and when the Company incurs net income and at that time management will evaluate whether the Company’s existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company had no other comprehensive income for all periods presented.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three and nine month periods ended September 30, 2005 and 2006. During the three month periods ended September 30, 2005 and 2006, international sales accounted for 30% and 6% of total revenues, respectively. During the nine month periods ended September 30, 2005 and 2006, international sales accounted for 22% and 12% of total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2005 and September 30, 2006 consisted of the following:

	December 31, 2005	September 30, 2006
Raw materials	$408,801	$369,331
Work in process	11,137	5,215
Finished goods	—	15,436

	$419,938	$389,982

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

Total shares of preferred stock issued and outstanding at December 31, 2005 and September 30, 2006, respectively were as follows:

	December 31, 2005	September 30, 2006
Series A Convertible Preferred
Shares issued and outstanding	45,248	—
Liquidation preference and redemption value	$199,996	$—

Series B Convertible Preferred
Shares issued and outstanding	2,173	—
Liquidation preference and redemption value	2,173,000	—

Total Convertible Preferred
Shares issued and outstanding	47,421	—
Liquidation preference and redemption value	$2,372,996	$—

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

During the nine month period ended September 30, 2005, the Company issued 30,042 shares of its Series A stock to an investor through the cashless exercise of warrants to purchase 67,873 shares of Series A stock.

During the nine month periods ended September 30, 2005 and 2006, investors exercised their rights to convert 369,406 and 45,248 shares of Series A stock, into 4,802,278 and 588,224 shares of the Company’s common stock, respectively. The Company had 45,248 and 0 shares of Series A stock and warrants for the purchase of an additional 403,830 and 251,127 shares of Series A stock outstanding at December 31, 2005 and September 30, 2006, respectively.

During the nine month period ended September 30, 2006, warrants to purchase 132,342 shares of Series A stock were exercised at a price of $5.525 per Series A share and converted into 1,720,446 shares of common stock providing the Company with gross proceeds of $731,190. The Company issued 196,461 shares of common stock to investors in cashless exercise and conversion of warrants to purchase 20,361 shares of Series A stock.

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

During the nine month periods ended September 30, 2005 and 2006, investors exercised their rights to convert 650 and 2,173 shares of Series B stock, into 1,444,444 and 4,828,889 shares of the Company’s common stock, respectively. The Company had 2,173 and 0 shares of Series B stock and warrants for the purchase of an additional 2,375 and 0 shares of Series B stock outstanding at December 31, 2005 and September 30, 2006, respectively. In addition, during the nine months ended September 30, 2006, the Company’s placement agent exercised its warrant to purchase 953,333 shares of the Company’s common stock.

The financial statements for the nine months ended September 30, 2005 have been restated to reflect the reclassification of warrants to purchase Series B stock, originally issued December 6, 2004, as a liability and to reflect additional non-operating gains and losses related to the changes in the fair value of those Series B warrants. The impact of the unrealized change in the fair value of the Series B warrants for the nine months ended September 30, 2006 was a charge of $6,264,727. The impact of the unrealized change in the fair value of the Series B warrants for the nine months ended September 30, 2005 was a gain of $1,552,757. As of September 30, 2006, there were no warrants to purchase shares of Series B stock outstanding, and, therefore, no further gains or charges will be incurred in future periods.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and September 30, 2006.

The Company warrants all of its non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company had $43,615 and $100,500 of accrued warranties at December 31, 2005 and September 30, 2006, respectively, as set forth in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2006	2005	2006
Balance at beginning of period	$25,782	$74,269	$28,235	$43,615
Provision for warranty for units sold	16,828	38,062	25,205	108,373
Cost of warranty incurred	(16,469)	(11,831)	(27,299)	(51,488)

Balance at end of period	$26,141	$100,500	$26,141	$100,500

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

Distribution Update

At March 31, 2006, we employed 3 direct sales representatives and 2 regional managers in the U.S. At the end of September 2006, we have increased the number of direct sales representatives to 10. Our objective is to increase our direct sales force from the current level to between 12 and 14 representatives by the end of 2006. We also employ 6 clinical application specialists who provide clinical support to our direct sales force and our customers. Our objective is to employ approximately 1 clinical application specialist for every 2 sales representatives. In addition to expanding our direct sales force in the U.S., we seek to establish relationships with strategic partners to assist us in gaining access to our primary customer, the clinical cardiologist. We utilize country specific independent distributors for the sales of our products outside the U.S.

Reimbursement Update

We generate substantially all of our revenue through the sale of capital equipment in the form of our Heartwave II System, which has a current list price of slightly less than $29,000 per system, as well as the sale of our disposable sensors which have a current list price of approximately $84 per unit, subject to certain volume discounts. In order for physician practices and other health care providers to be able to purchase these products from us, the availability of appropriate reimbursement to them from both the federal government (Medicare) or a private insurance company is essential. At present, approximately one-half of the U.S. patient population that we believe is most likely to benefit from our MTWA test are at least 65 years old and therefore eligible for reimbursement via Medicare. The remaining 50% of our potential patient population is covered through private insurance plans such as Blue Cross/Blue Shield, Aetna, Cigna, Kaiser and United Healthcare.

Many local Medicare carriers have provided coverage for the Microvolt T-Wave Alternans test for several years. However, coverage indications have often been inconsistent and in many instances so administratively burdensome to physicians as to make it impracticable to obtain payment for many patients whom they would like to test. The Centers for Medicaid and Medicare Services (CMS) issues the vast majority of their coverage policies via Local Coverage Decisions (LCDs). In approximately 10-15% of the cases, they issue National Coverage Decisions (NCDs) to apply uniform standards across the entire country.

In 2005, we applied to CMS for a National Coverage Determination seeking broader and more uniform reimbursement coverage for our Microvolt T-Wave Alternans test. After a nine month application process, CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for the payment of MTWA testing of patients at risk of sudden cardiac death, but only when a MTWA test is done using our patented and proprietary spectral analytic method. The current average payment by Medicare for an MTWA test is $322.

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

In the first nine months of 2006, Aetna, CIGNA Healthcare and Humana each issued a coverage policy for our MTWA test making it a covered benefit for those patients at risk of sudden cardiac death who meet the criteria for an implantable cardioverter defibrillator (“ICD”) placement. The coverage policies for Aetna and Humana both specify the necessity of using our proprietary spectral analytic method as a condition for coverage.

More recently on November 7, 2006, Healthcare Service Corporation (HCSC) issued a coverage policy for our MTWA test making it a covered benefit for those individuals who are at risk of developing life-threatening ventricular arrhythmias. HCSC provides healthcare benefits to 11.6 million beneficiaries through its BlueCross BlueShield divisions in Texas, Illinois, New Mexico and Oklahoma. On November 13, 2006, WellPoint issued a coverage policy for our MTWA test making it a covered benefit for those patients who meet the criteria for receiving an ICD. WellPoint is the largest private insurer in the U.S., and covers 34 million patients in California and 13 other states through its BlueCross BlueShield and Anthem divisions.

While the Company has been able to achieve increased reimbursement coverage over the last year, there remain large patient populations in the United States where physicians and other health care providers cannot obtain proper reimbursement for the use of our products. For example, large insurers such as Kaiser, United Healthcare and a number of individual Blue Cross/Blue Shield insurance companies continue to maintain a policy of not reimbursing physicians for the use of our products. At September 30, 2006, we believe that reimbursement coverage remained unavailable for approximately 25% of the total patient population in the United States for whom a MTWA test would reasonably be considered appropriate. While the Company is actively working to broaden reimbursement coverage, there can no assurance that additional third-party insurers will decide to make reimbursement available in the near term, if at all, or even that certain payers who now reimburse for the use of our products will not decide to significantly reduce, or even eliminate, the level of reimbursement available for the use of our products. Any significant reduction in the amount of reimbursement available for the use of our products would have a material and adverse effect on our ability to build a successful business.

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

In August 2006, the “Guideline for Management of Patients with Ventricular Arrhythmias and the Prevention of Sudden Cardiac Death” was jointly released by the American College of Cardiology (ACC), The American Heart Association (AHA) and the European Society of Cardiology (ESC). In this new guideline, on which the Heart Rhythm Society (HRS) and the European Heart Rhythm Association collaborated, MTWA received a Class IIa guideline under the section, Electrocardiographic Techniques and Measurements. The consensus guideline stated, “It is reasonable to use T-Wave Alternans for improving the diagnosis and risk stratification of patients with ventricular arrhythmias or who are at risk for developing life-threatening ventricular arrhythmias. (Level of Evidence: A).”

Other Recent Developments

In July 2006, Mark S. Florence was appointed as Vice President, Sales and Marketing of the Company. Mr. Florence has extensive experience in the cardiac medical device and diagnostic industry. Most recently he was Vice President of Sales at Cardiodynamics International Corporation.

On August 1, 2006, reflecting the Board of Director’s continuing focus on corporate governance issues, the Company announced it had voted to separate the roles of Chairman of the Board and Chief Executive Officer, so that one person could no longer hold both positions. Mr. Robert Khederian was named as Chairman of the Board of Directors. Mr. Khederian is a major shareholder of Cambridge Heart who has been a director since 2002 and the lead independent director since April 2005. Mr. Khederian is currently Chairman of Belmont Capital Partners LLC, a venture capital firm he founded in 1996, and is Chairman of Provident Corporate Finance LLC, a healthcare investment banking firm he co-founded in 1998. From 1984 through 1996, Mr. Khederian served as Chairman and Founder of Medical Specialties Group Inc, a nationwide distributor of medical supplies that was acquired by Bain Capital in 1996. Mr. Khederian is also a director of Inverness Medical Innovations, Inc., (AMEX – IMA), and a member of its Audit and Compensation committees.

On October 13, 2006, the Board of Directors accepted the resignation of David A. Chazanovitz as President and Chief Executive Officer and a member of the Board of Directors. The Board of Directors has appointed Jeffrey J. Langan as President and Chief Executive Officer of the Company effective October 13, 2006. Mr. Langan has served as a director of the Company since 1999. Also since 1999, Mr. Langan has served as an independent consultant with Maine Point Associates, the strategy and business consulting services company he founded. From January 2001 to January 2002, Mr. Langan served as President and Chief Executive Officer of Nexigent Inc., a firm that provides internet-based services for pharmaceutical clinical trials. From November 1997 to July 1999, Mr. Langan served as President and Chief Executive Officer of Idexx Laboratories, Inc., a veterinary diagnostic and software firm, and, from April 1996 to November 1997, as President and Chief Executive Officer of Thermedics Detection, Inc., which produces measurement and detection systems. Mr. Langan was also General Manager of the Healthcare Information Management Division and General Manager of the Clinical Systems Business Unit for Hewlett-Packard Medical Systems from May 1989 to April 1996. Mr. Langan holds a B.S. in Mechanical Engineering from Villanova University, an M.S. in Engineering Mechanics from Rensselaer Polytechnic Institute, and an M.B.A from the Harvard University Graduate School of Business Administration. Mr. Langan resigned as Chairman of the Audit Committee and a member of the Compensation Committee effective October 13, 2006. The Board of Directors appointed Reed Malleck to serve as Chairman of the Audit Committee effective October 13, 2006.

On October 23, 2006, the Board of Directors elected Laurence Blumberg, MD to serve as a director of the Company to serve until the annual meeting of stockholders of the Company to be held in 2007 and until his successor is elected and qualified. Dr. Blumberg has been appointed to serve as a member of the Audit Committee. From February 2006 to September 2006, Dr. Blumberg was the Healthcare Portfolio Manager at Scout Capital Management, LLC a hedge fund in NYC. From May 1999 to February 2006, he was the Founder and Managing Member of Blumberg Capital Management LLC, which focused on investments in the life sciences field. Prior to that, he spent five years as Vice President, Equity Research at Alliance Capital Management, L.P. specializing in biotechnology and medical products and before that was an independent healthcare consultant to S-Squared Technology, a technology investment fund. Dr. Blumberg is a founder of and member of the Board of Directors of Syntonix Pharmaceuticals, Inc., a private development stage biotechnology company. He is a member of the Board of Overseers of the School of Science, Brandeis University where he received a B.A. in Physics. Dr. Blumberg received an M.D. from Temple University School of Medicine, and an M.B.A. from Columbia University School of Business. Dr. Blumberg is a non-managing member of the AFB Fund, LLC (“AFB”) , a family limited liability company. Louis Blumberg, Dr. Blumberg’s father, is the manager of AFB. Together, Dr. Blumberg and AFB beneficially own approximately 9% of the Company’s outstanding shares of common stock.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company sometimes sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $59,837 at September 30, 2006 ($71,518 at December 31, 2005) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three-month period ended September 30, 2006 was immaterial. At December 31, 2005 and September 30, 2006, the allowance for doubtful accounts was $140,250 and $199,100, respectively.

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

The Company uses the Black-Scholes option pricing model, which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, estimates on the expected time period that employees will retain their vested options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

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

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our MTWA software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is currently three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. At September 30, 2006, no such write-downs have been recorded. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which was $0 at September 30, 2006.

Product Warranty

We warrant all of our non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from the date of delivery. We maintain a reserve for the estimated cost of future repairs of our products during this warranty period. The amount of the reserve is based on our actual return and historical repair cost experience. If the rate and cost of future warranty activities differs significantly from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended September 30,					Nine months ended September 30,
	2005	% of Total	2006	% of Total	% Change	2005	% of Total	2006	% of Total	% Change
Alternans Products:
U.S.	$461,659	50%	$1,632,363	80%	254%	$1,867,280	60%	$3,908,151	75%	109%
Rest of World	178,350	19%	103,880	5%	-42%	348,400	11%	388,878	7%	12%

Total	640,009	70%	1,736,243	86%	171%	2,215,680	71%	4,297,029	82%	94%

Stress Products:
U.S	183,379	20%	275,177	14%	50%	543,807	17%	660,636	13%	21%
Rest of World	93,939	10%	19,190	1%	-80%	350,185	11%	256,844	5%	-27%

Total	277,318	30%	294,367	14%	6%	893,992	29%	917,480	18%	3%

Total Revenues	$917,327	100%	$2,030,610	100%	121%	3,109,672	100%	$5,214,509	100%	68%

Three and Nine Month Periods ended September 30, 2005 and 2006

Revenue

Total revenue for the three months ended September 30, 2005 and 2006 was $917,327 and $2,030,610, respectively, an increase of 121%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $640,009 during the three months ended September 30, 2005, compared to $1,736,243 during the same period of 2006, an increase of 171%. Our Alternans products accounted for 70% and 86% of total revenue for the three month periods ended September 30, 2005 and 2006, respectively. The net increase in revenue was primarily attributable to higher sales of Alternans products in the United States, driven by an increase in the direct sales channel.

Total revenue for the nine months ended September 30, 2005 and 2006 was $3,109,672 and $5,214,509, respectively, an increase of 68%. Revenue from the sale of our Alternans products was $2,215,680 during the nine months ended September 30, 2005, compared to $4,297,029 during the same period of 2006, an increase of 94%. Our Alternans products, accounted for 71% and 82% of total revenue for the nine month periods ended September 30, 2005 and 2006, respectively. The net increase in revenue was primarily attributable to higher sales of Alternans products in the United States. We believe the increase in revenue for both periods is attributable to an increase in the profile of our MTWA technology associated with the publication and presentation of new clinical information and the National Coverage Determination issued by CMS in March 2006 and, to a lesser extent, the initial impact of expanding our direct sales force.

Revenue from the sale of our non-Alternans products for the three months ended September 30, 2005 and 2006 was $277,318 and $294,367, respectively. Revenue from the sale of our non-Alternans products for the nine months ended September 30, 2005 and 2006 was $893,992 and $917,480, respectively.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended September 30, 2005 and 2006 was 47% and 62%, respectively. Gross profit, as a percent of revenue, for the nine months ended September 30, 2005 and 2006 was 51% and 60%, respectively. The increase in gross profit as a percentage of revenue is primarily attributable to higher overall revenue levels, and higher domestic sales of our Alternans products, which have higher average selling prices and gross margins when compared to Alternans products sold outside the United States, or non-Alternans products.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended September 30,					Nine months ended September 30,
	2005	% of Total Revenue	2006	% of Total Revenue	% Inc/(Dec) 2006 vs 2005	2005	% of Total Revenue	2006	% of Total Revenue	% Inc/(Dec) 2006 vs 2005
Operating Expenses:
Research and development	$143,486	16%	$112,956	6%	-21%	$532,894	17%	$375,226	7%	-30%
Selling, general and administrative	941,342	103%	2,061,599	102%	119%	3,434,155	110%	4,950,080	95%	44%

Total	$1,084,828	119%	$2,174,555	107%	100%	$3,967,049	127%	$5,325,306	102%	34%

Research and Development

Research and development expense for the three months ended September 30, 2005 and 2006 was $143,486 and $112,956, respectively, a decrease of 21%. Research and development expense for the nine months ended September 30, 2005 and 2006 was $532,894 and $375,226, respectively, a decrease of 30%. The decrease is primarily attributable to reductions in staffing levels and lower levels of outside engineering consulting expenses as a result of the completion of our Heartwave II System, which received marketing clearance from the U.S. Food and Drug Administration in April 2005. Research and development expense for the 2006 period included $12,115 in non-cash, stock-based compensation expense resulting from the adoption of FAS 123R on January 1, 2006. We expect research and development expense to remain at current levels for the remainder of the year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2005 and 2006 was $941,342 and $2,061,599, respectively, an increase of 119%. SG&A expense for the nine months ended September 30, 2005 and 2006 was $3,434,155 and $4,950,080, respectively, an increase of 44%. Sales and marketing expense for the 2005 and 2006 periods was 60% and 62% of total SG&A expense, respectively. The increases were primarily attributable to higher selling costs associated with expanding our direct sales force, increased advertising expenses and higher legal fees. SG&A expense for the 2006 period included $155,423 in non-cash, stock-based compensation expense resulting from the adoption of FAS 123R on January 1, 2006. We expect SG&A expense to increase materially through the remainder of this year, as we continue to expand our direct sales organization, increase our marketing expenditures, prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and incur higher non-cash, stock-based compensation expense resulting from recent changes in management and higher headcount levels.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended September 30, 2005 and 2006, was $47,600 and $107,570, respectively, an increase of 126%. Interest income, net of interest expense, for the nine months ended September 30, 2005 and 2006, was $133,968 and $281,486, respectively, an increase of 110%. The increase in interest income is the result of higher amounts of invested cash and rising interest rates.

Change in Value of Series B Warrants

The non-cash charge for the three months ended September 30, 2006 related to the change in value of the warrants to purchase shares of Series B stock was $0 compared to a non-cash gain of $184,307 for the same period in 2005. The non-

cash charge for the nine months ended September 30, 2006 related to the change in value of the warrants to purchase shares of Series B stock was $6,264,727 compared to a non-cash gain of $1,552,757 for the same period in 2005. The charge for the 2006 period was primarily the result of the increase in our common stock price during the quarter, as it impacts the Black-Scholes value of these warrants, whereas the gain in the same period last year was primarily a result of the decrease in our common stock price during the 2005 period. As of September 30, 2006, there were no warrants to purchase shares of Series B stock outstanding, and, therefore, no further gains or charges will be incurred in future periods.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended September 30, 2006 was $818,118 compared to $424,604 in the same period in 2005. The net loss attributable to common stockholders for the nine months ended September 30, 2006 was $8,196,676 compared to $685,358 in the same period in 2005.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $8,103,281 at September 30, 2006, compared to $5,297,834 at December 31, 2005, an increase of $2,805,447, or 53%. This net increase reflects gross proceeds of approximately $4,104,000 from the exercise of outstanding warrants and options during the period, offset by our use of cash in support of operations of $1,235,232 for the nine months ended September 30, 2006. Accounts receivable, net of allowance for doubtful accounts at September 30, 2006 increased $716,694, or 70%, compared to December 31, 2005 as a result of higher sales volume for the nine months ended September 30, 2006 compared to the nine months ended December 31, 2005. Inventory at September 30, 2006 decreased by $29,956, or 7%, compared to December 31, 2005. Prepaid expenses and other current assets at September 30, 2006 increased $3,701, or 5%, compared to December 31, 2005. Fixed asset additions for the nine months ended September 30, 2006 were $59,788.

Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the ordinary course of business. We have experienced recurring losses from operations of $2,372,083 and $2,213,435 for the nine months ended September 30, 2005 and 2006, respectively, and recurring negative cash flow from operations for the nine months ended September 30, 2005 and 2006 of $1,942,445 and $1,235,232, respectively. In addition, we had an accumulated deficit at September 30, 2006 of $66,991,850.

We anticipate that our existing cash resources will be sufficient to satisfy our cash requirements for at least the next twelve months. However, cash usage is expected to increase materially in future quarters as we continue to expand our direct sales channel and increase our marketing activities. In July 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission on Form S-3, which allows us to offer and sell up to $20.0 million of equity and/or debt securities at any time in the future. Should we seek to raise additional capital at any time in the future, there can be no assurance that such efforts will be successful.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2007. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to September 30, 2006.

During the nine months of 2006, we received gross proceeds of approximately $4.1 million from the exercise of outstanding warrants and options, principally related to our 2003 Series A Convertible Preferred Stock and 2004 Series B Convertible Preferred Stock financings.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2006 are set forth in the table below.

	Total	Payments Due by Period			More than 5 Years
Contractual Obligations		Less than 1 Year	1-3 Years	3-5 Years
Capital Lease Obligations	$175	$175	$—	$—	$—
Operating Lease Obligations	$61,653	$34,899	$26,754	$—	$—
Purchase Obligations	$10,000	$10,000	$—	$—	$—

Total	$71,828	$45,074	$26,754	$—	$—

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include, but are not limited to, customer delays in making final buying decisions, decreased demand for our products, failure to raise capital necessary to expand our sales force and develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology, and failure to obtain or maintain adequate levels of third-party reimbursement for use of our products. Many of these factors are more fully discussed, as are other factors, under “Risk Factors” in this Quarterly Report on Form 10-Q and under “Factors Which May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 which has been filed with the Securities and Exchange Commission and is available at www.sec.gov/edgar.

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

See Note 2 to our Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at September 30, 2006 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made primarily in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: November 14, 2006	By:	/s/ RODERICK DE GREEF
Roderick de Greef Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement between the Company and Mr. David Chazanovitz dated October 13, 2006.

10.2	Employment Agreement between the Company and Mr. Jeffery Langan dated October 13, 2006.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.