Form 10-K
period 2006-12-31
CAMBRIDGE HEART INC
filed 2007-03-30
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was $108,177,991 computed by reference to the last reported sale price of the common stock on the OTC Bulletin Board on June 30, 2006.

As of March 30, 2007 64,362,771 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Document Description	10-K Part
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2006	Part III

PART I

Item 1.	Business

Company Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death (SCD). Our products incorporate our proprietary technology for the measurement of Microvolt T-Wave Alternans (“MTWA”), and were the first diagnostic tools cleared by the U.S. Food and Drug Administration (“FDA”) to non-invasively measure Microvolt levels of T-Wave Alternans in order to predict the risk of SCD. MTWA is an extremely subtle beat-to-beat fluctuation in the t-wave segment of a patient’s heartbeat. The use of our products and technology in the performance of a MTWA Test can detect these tiny heartbeat variations, measured down to one millionth of a volt. The test is conducted by elevating the patient’s heart rate through exercise, pharmacologic agents or pacing with electrical pulses. Our proprietary system and proprietary sensors, when placed on the patient’s chest, can acquire and analyze the heartbeat for MTWA.

Published clinical data in a broad range of patients with heart disease has shown that patients with symptoms of, or at risk of, life threatening arrhythmias who test positive for MTWA are at increased risk for subsequent sudden cardiac events including sudden death, while those who test negative are at minimal risk. Sudden cardiac arrest accounts for approximately one-third of all cardiac deaths, or over 400,000 deaths, in the U.S. each year, and is the leading cause of death in people over the age of 45.

All of our products, including our first generation Heartwave and second generation Heartwave II Systems, CH 2000 Cardiac Stress Test System and Micro-V Alternans Sensors, have received 510(k) clearance from the FDA for sale in the U.S. They have also received the CE mark for sale in Europe, and our first generation Heartwave System and CH 2000 System have been approved for sale by the Japanese Ministry of Health Labor and Welfare. Our 510(k) clearance allows our MTWA Test to be used to test anyone with known, suspected, or at risk of ventricular tachyarrhythmia and/or sudden cardiac death, and allows the claim that our MTWA Test is predictive of those events.

We are engaged in one industry segment, which we define as diagnostic cardiology equipment. Revenue from this segment was $5,107,800, $4,198,900 and $7,437,600 for the years ended December 31, 2004, 2005 and 2006, respectively. Additional information regarding our operating segment is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K, and financial information is provided in the financial statements contained in this Annual Report on Form 10-K.

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

Principal Products and Applications

The Heartwave II System

Our Heartwave II System, which has replaced our original Heartwave System, is used to perform a Microvolt T-Wave Alternans or MTWA Test. A MTWA Test requires an elevated heart rate to provide an accurate result. The required heart rate of 110-120 beats per minute is typically achieved utilizing exercise as performed on a treadmill similar to a standard stress test. The heart rate can also be elevated through the use of pharmaceuticals or by pacing, during an electrophysiology study, or using a pace maker.

In April 2005, we received clearance from the FDA to market our new Heartwave II System. The Heartwave II System is our next generation MTWA testing platform which eliminates the need for a host stress system. The MTWA Test is typically performed as a stand alone diagnostic procedure, but can also be performed in conjunction with a standard exercise stress test. The electrocardiographic signals are captured by the Micro-V Alternans Sensors placed at designated locations on the patient’s chest and analyzed by the Heartwave II System using our proprietary Analytic Spectral Method for the measuring microvolt levels of t-wave alternans.

The Heartwave II System includes:

•	MTWA signal processing and analysis using our proprietary Analytic Spectral Method;

•	Windows® XP operating system powered by an Intel® Pentium® processor;

•	Large adjustable 15” color LCD display and multiple printer options, including Bluetooth or Thermal, Laser; and

•	Up to 3,000 test storage capacity, with real time or review mode editing capability.

Micro-V Alternans Sensors

Our Micro-V Alternans Sensors are single patient use, multi-segment electrodes. They are necessary to obtain good results from our MTWA Test as they work to reduce background noise and artifact, allowing the processor to properly and accurately analyze the heart’s electrical signal.

The CH2000 Cardiac Stress Test System

Our CH2000 is a diagnostic system designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac exercise stress tests. When properly upgraded it is also able to perform a MTWA Test. It is capable of controlling both treadmill and bicycle ergometers and is well suited for standard, nuclear or echocardiograph stress tests. The CH2000 is compatible with standard electrodes for routine stress tests and our Micro-V Alternans Sensors for a MTWA Test.

Clinical Studies

Over the years, various studies have shown that our MTWA Test is an effective diagnostic tool for the identification of patients at increased risk of SCD and life-threatening ventricular arrhythmias. Additionally, a negative result from a MTWA Test has been demonstrated to be a strong indication that the patient is at very low risk of ventricular tachyarrhythmia or SCD, both of which we sometimes refer to as a sudden cardiac event. Clinical studies conducted on several thousand patients in most of the major high risk cardiac populations have shown that a positive or indeterminate MTWA Test result is at least as accurate a predictor of a future cardiac event as an invasive electrophysiology study. These studies have also shown that patients testing negative for MTWA are at very low risk of dying suddenly from a cardiac event. These studies have been published in a variety of peer reviewed journals such as the New England Journal of Medicine, Circulation, Journal of Cardiovascular Electrophysiology, Journal of the American College of Cardiology, and The Lancet.

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

In November 2004, Dr. Otto Costantini, Assistant Professor of Medicine, Case Western Reserve University and Director, Arrhythmia Prevention Center, MetroHealth Medical Center, presented data at the American Heart Association Annual Meeting in New Orleans demonstrating the efficacy of Microvolt T-Wave Alternans testing in 282 non-ischemic cardiomyopathy patients with an ejection fraction of less than 40%. These patients represent a different subset of the same 549 patient study previously mentioned that was conducted by Dr. Daniel Bloomfield. Of the 282 non-ischemic patients, 34% had a normal (negative) Microvolt T-Wave Alternans Test result, while 66% tested abnormal (positive or indeterminate). Among the patients with a normal MTWA Test result, none experienced the study’s primary endpoint of death or sustained arrhythmia, while 11.8% of the patients with an abnormal test result experienced the primary endpoint. Dr. Costantini concluded that a normal Microvolt T-Wave Alternans Test result predicts a negligible risk of death or sustained ventricular tachycardia among patients with non-ischemic cardiomyopathy and that Microvolt T-Wave Alternans performs better than QRS duration and ejection fraction in predicting death or sustained ventricular arrhythmia. Of significance, according to Dr. Costantini, is that MTWA has a high negative predictive accuracy in both ischemic and non ischemic patients and that the use of ICD prophylaxis in patients with a normal MTWA test and an ejection fraction of 30% or less may not be necessary.

In October 2005, Armoundas, et al, published a Meta Analysis of MTWA studies in the journal Nature Clinical Practice, entitled “Can Microvolt T-Wave Alternans Testing Reduce Unnecessary Defibrillator Implantation. This Meta Analysis of studies performed in patient populations that were similar to populations reported on in primary prevention studies for implantable defibrillators. In evaluating 9 studies with 1,811 patients, the annual tachyarrhythmic event rate was 1.2% in individuals testing MTWA negative. Across the 9 studies, individuals were 7 times more likely to have a cardiac event if they were MTWA positive than if they were MTWA negative.

In December 2005, the online version of the Journal of the American College of Cardiology (JACC), published an expedited review of a 549 patient multi-center heart failure trial, led by Dr. Daniel Bloomfield and partially funded by the National Institutes of Health (NIH). The study, which enrolled patients with a left ventricular ejection fraction of 40% or less and NY Heart Association Class 1-III heart failure, utilized MTWA testing and followed the patients for about two years. Those patients who had a MTWA abnormal test were 6.5 times more likely to have a cardiac event than those with a MTWA normal (negative) test. The results were highly statistically significant with a p value <0.001. The author’s conclusions were, “Among patients with heart disease and LVEF ≤ 40%, MTWA can identify not only a high-risk group, but also a low-risk group unlikely to benefit from ICD prophylaxis.” This clinical study was republished in the January 17, 2006 issue of JACC.

In March 2006, Dr. Paul Chan from the VA Center for Practice Management and Outcomes Research, and the University of Michigan, Ann Arbor gave a presentation at The American College of Cardiology regarding the cost effectiveness of ICD therapy. The objective of the study was to evaluate the cost effectiveness of ICD therapy in MADIT II eligible patients with and without risk stratification using our MTWA Test. The study resulted in an Incremental Cost Effectiveness Ratio (ICER) of $88,700 per Quality Adjusted Life Year

in the ICDs FOR ALL strategies as compared to the use of MTWA risk stratification. The use of MTWA in risk stratifying the population resulted in a $48,800 Incremental Cost Effectiveness Ratio as compared to medical management. This study was published in the Journal of the American College of Cardiology in June 2006.

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

In August 2006, the “Guideline for Management of Patients with Ventricular Arrhythmias and the Prevention of Sudden Cardiac Death” was jointly released by the American College of Cardiology (ACC), The American Heart Association (AHA) and the European Society of Cardiology (ESC). In this new guideline, collaborated on with the Heart Rhythm Society (HRS) and the European Heart Rhythm Association, MTWA received a Class IIa guideline under the section, “Electrocardiographic Techniques and Measurements.” The consensus guideline stated, “It is reasonable to use T-Wave Alternans for improving the diagnosis and risk stratification of patients with ventricular arrhythmias or who are at risk for developing life-threatening ventricular arrhythmias. (Level of Evidence: A).”

In November 2006, the clinical results from the Alternans Before Cardioverter Defibrillator (ABCD) trial were presented at the American Heart Associations’s 2006 Scientific Sessions conference. The study’s Primary Investigators, Dr. Otto Costantini, M.D. and David S. Rosenbaum, M.D., presented the results. The study, sponsored by St. Jude Medical, Inc. (“St. Jude Medical”), found that the predictive value of our non-invasive MTWA test was comparable to the invasive electrophysiology (EP) tests in patients with a history of ischemic heart disease at high risk for SCD.

In March 2007, Dr. Gaetano M. De Ferrari, Head of the Intensive Care Unit in the department of cardiology at San Matteo Hospital in Pavia, Italy and a member of the ALPHA Steering Committee, presented the results of a multi-center, prospective study during the Late-Breaking Clinical Trials session of the American College of Cardiology Scientific meeting assessing the utility, using the CH2000 or Heartwave system, in predicting risk of sudden death among patients with non-ischemic cardiomyopathy. The ALPHA study (Prognostic Value of T-Wave Alternans in Patients with Heart FAilure Due to Nonischemic Cardiomyopathy) enrolled 446 consecutive patients with NYHA Class II or III non-ischemic cardiomyopathy and left ventricular ejection fraction (LVEF) less than or equal to 40%. On the primary endpoint (cardiac death and life-threatening arrhythmias), an abnormal MTWA test had a Hazard Ratio of 4.01 (p=0.002), or four times the risk of a normal MTWA test. The 12-month negative predictive value of the test was reported to be 98.7%, indicating that patients with a negative test result are at very low risk of SCD. For patients with LVEF less than 35%, the Hazard Ratio and negative predictive value were 4.28 (p=0.004) and 99%, respectively.

MASTER Study

The 653 patient, multi-center, MASTER I (Microvolt T-Wave Alternans Testing for Risk Stratification of Post MI Patients) clinical trial, sponsored by Medtronic, Inc., completed its enrollment. The purpose of this study is to show that MADIT II type patients with a normal Microvolt T-Wave Alternans Test result are at very low risk of dying suddenly versus those that test abnormal and, therefore, may not require ICD therapy. Each of the 653 patients met MADIT II criteria, meaning that they had all experienced a heart attack and had an ejection fraction of 30% or less. All of the patients received a currently available Medtronic ICD as prophylactic therapy. Results of this study are expected to be available at the end of 2007. An additional 400 patients with slightly better pumping function (ejection fraction of 30% to 40%) are being evaluated in a related registry.

Reimbursement

Reimbursement to healthcare providers by Medicare/Medicaid and third party insurers is critical to the long-term success of our efforts to make the Microvolt T-Wave Alternans Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden death. In January 2002, Current Procedural Terminology Code 93025, known as a CPT code, became available for use by healthcare providers for filing for reimbursement for the performance of a Microvolt T-Wave Alternans Test. This code may be used alone, or in conjunction with, other diagnostic cardiovascular tests. This unique CPT code provides a uniform language used by healthcare providers to describe medical services but does not guarantee payment for the test. Coding is used to communicate to third party insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers. Effective January 1, 2007, the Centers for Medicare and Medicaid Services (“CMS”), published a revised Medicare payment amount for the CPT code for a Microvolt T-Wave Alternans Test of approximately $287.

Prior to March 2006, local Medicare carriers have provided coverage for the Microvolt T-Wave Alternans Test, however, actual reimbursement has been inconsistent and in many instances administratively burdensome to physicians making it difficult to obtain. In addition to Medicare reimbursement at a local level, CMS issues National Coverage Determinations (NCD’s) which represent approximately 10% of total Medicare coverage policies. In 2005, we applied to CMS for a NCD in order to gain broader and more uniform reimbursement coverage for our Microvolt T-Wave Alternans Test. After a nine month application process, which included two public comment periods. CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for payment for MTWA testing of patients at risk of SCD only when a MTWA test is done using the spectral analytic method, which is our patented and proprietary method of analysis.

We estimate that approximately one-half of the U.S. patient population that we believe are most likely to benefit from our MTWA Test are at least 65 years old and, therefore, eligible for reimbursement via Medicare. We believe the remaining 50% are covered by private insurers such as BlueCross/BlueShield, Aetna, Cigna, Kaiser and UnitedHealthcare. In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan, South Dakota and Minnesota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. We estimate that as of December 31, 2006, approximately 76% of patients who can reasonably benefit from MTWA testing were covered under either Medicare or a private payer providing reimbursement for our MTWA Test. In 2007, we will continue to work toward securing favorable reimbursement policies from the remaining large private insurance not currently providing MTWA Test reimbursement, including UnitedHealthcare, BlueCross/BlueShield of Florida and Kaiser Permanente.

Marketing and Sales

Our technology and products are directed towards identifying individuals at risk of SCD and those cardiac patients who may not be at risk thus providing the physician with additional information on which to base a therapy decision. Typically our target patient populations include those individuals with underlying cardiac disease. In the U.S., those populations include more than 7 million patients who have suffered a myocardial infarction (heart attack), 5 million patients suffering from congestive heart failure (poor pumping function), and more than one million other patients suffering from conditions including syncope (fainting and dizziness) and non-ischemic dilated cardiomyopathy (damaged and enlarged heart). Therefore, we believe that the aggregate at-risk patient population in the U.S. that could benefit from our MTWA Test exceeds 10-12 million. MADIT II and Sudden Cardiac Death-Heart Failure Trial (SCD-HeFT) type patients are a relatively small, but highly visible and important subsets of this at-risk patient population.

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

During 2006, based on the recent Medicare NCD, we increased our sales and marketing efforts in order to build a higher level of awareness of our Heartwave II System and MTWA Test with the cardiologist and electrophysiologist community. During 2006, we reversed the trend experienced in 2005 and expanded our direct sales channel from 3 representatives at March 31, 2006, to 11 at the end of 2006. In order to support our increased direct sales channel, we also expanded the clinical applications support group, increasing from 2 early in the year to 7 at the end of 2006. We also increased the level of direct advertising, expanding our direct mail, journal and tradeshow activities. In 2006, approximately 11% of our total revenue came from sales of our products outside the U.S. which are sold through a network of country specific distributors in Europe, Asia and the Middle East.

In March 2007, we entered into a three-year Co-Marketing Agreement with St. Jude Medical Inc., (St. Jude Medical), which granted them the exclusive right to market and sell our Heartwave II System and our other MTWA products to cardiologists and electrophysiologists in North America. Under the Co-Marketing Agreement, we will sell, deliver and service our Heartwave II Systems and other MTWA products under purchase orders submitted in connection with St. Jude Medical’s sales and marketing efforts, and St. Jude Medical will receive a sales agent fee with respect to those sales. In addition, St. Jude Medical will have primary responsibility for preparing sales and marketing materials, and for training its sales representatives with respect to our MTWA technology and products. As a result of the Co-Marketing Agreement, we intend to re-direct the efforts of our direct sales organization from cardiologists and electrophysiologists, to internal medicine and primary care practices. Although this new market segment is untested, we believe that internal medicine and primary care practices, which are currently involved in cardiac stress testing, could be purchasers of our MTWA products. In addition, in order to support St. Jude Medical’s sales efforts, we intend to significantly increase the number of clinical application specialists from 7 at the end of 2006, to 30 at the end of 2007.

Manufacturing

The in-house manufacturing process for our Heartwave II System and CH 2000 consists primarily of incoming inspection and final assembly of purchased components. Additionally, our operations group tests, inspects, packages and ships the products. Components and sub-assemblies are purchased according to our specifications and are subject to inspection and testing. We rely on outside vendors to manufacture major components, a number of which are currently supplied by sole source vendors. We purchase components through purchase orders rather than long-term supply agreements. We purchase our Micro-V Alternans Sensors fully assembled and packaged from a third-party supplier.

We believe that our facility in Bedford, Massachusetts will be adequate to meet our production requirements through November 30, 2007, the term of our current lease agreement. Based on our recently signed Co-Marketing

Agreement with St. Jude Medical, we anticipate relocating to a larger facility by the end of 2007, and believe that suitable additional space will be available to us on commercially reasonable terms. We are required to meet and adhere to the requirements of U.S. and international regulatory agencies, including Good Manufacturing Practices and Quality System Regulation requirements. Our manufacturing facilities are subject to periodic inspection by both U.S. and international regulatory agencies.

We last underwent a Quality System Regulation audit, conducted by the FDA, in August 2001. We passed the inspection with no observations. We are ISO 13485 certified allowing us to apply the CE Mark to all of our products. We are subject to annual audits by our designated notified body, British Standards Institution, to maintain our ISO 13485 certification.

Research and Development

A substantial portion of our research and development investment is focused on our continuing efforts to develop functionality enhancements to our MTWA products, and on supporting existing clinical studies. During 2006, we focused our development efforts on our Heartwave II System, developing additional features intended to make our MTWA Test easier to perform and more beneficial for our customers.

As of December 31, 2006, we had one full-time employee engaged in research and development activities along with several independent research and engineering consultants whose services are utilized as necessary.

Patents, Trade Secrets and Proprietary Rights

Some of the initial methods that we used in the measurement of MTWA were covered by a U.S. patent issued to The Massachusetts Institute of Technology (MIT). This patent was covered by an exclusive license agreement with MIT that expired in the U.S. in 2006. We have been issued an additional nineteen U.S. patents that include claims covering substantial changes and modifications to the initial methods covered by the original MIT patent. The spectral analytic method is the subject of new domestic and international patents issued in 2004. The expiration dates of these patents range from 2013 to 2021.

We continue to maintain our license agreement with MIT outside the U.S., since it includes the original patent covering certain methods for the measurement of MTWA. This license agreement imposes various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on us. Our failure to comply with these requirements could result in a conversion of the licenses from exclusive to non-exclusive in nature or, in some cases, termination of the license. We believe that we are in compliance with all of these obligations.

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

Competition

We have both direct and indirect competitors. GE Medical Systems gained FDA 510(k) concurrence during 2003 for their T-Wave Alternans Algorithm for use with their Case 8000 Stress Exercise System. At the present time, we are not aware of any published, prospectively enrolled clinical studies that support and validate the use of this algorithm. We believe that the publication of substantial clinical data is necessary to successfully penetrate this emerging market and gain Medicare and private insurer reimbursement. Indirect competition can come from other risk stratification testing modalities such as invasive electrophysiology testing and the potential for implanting ICDs in broad patient populations without the need for risk stratifying tests such as our MTWA Test.

Government Regulation

We have received all necessary and required regulatory clearances from the FDA to market our products in the U.S. Our Heartwave II System, CH 2000, and Micro-V Alternans Sensors have received 510(k) clearance from the FDA for sale in the U.S. The 510(k) clearance for the Heartwave Systems and the CH 2000 includes the claim that they can measure MTWA and the presence of MTWA in patients with known, suspected or at risk of ventricular tachyarrhythmia predicts increased risk of ventricular tachyarrhythmia and sudden death.

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

We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these countries are similar to those of the FDA. We have obtained the requisite foreign regulatory approvals for sale of our Heartwave Systems, CH 2000 and Micro-V Alternans Sensors in many foreign countries, including most of Western Europe. We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union adopted regulations requiring that medical devices such as our Heartwave System, CH 2000 and Micro-V Alternans Sensors comply with the Medical Device Directives, which establish the requirements for CE marking of all products prior to their importation and sale. In 2001, we received ISO-9001 and CE certification for our Heartwave, CH 2000 and Micro-V Alternans Sensors. The Japanese Ministry of Health, Labor and Welfare has also approved our original Heartwave System for sale, and we have applied for approval of the Heartwave II System. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2006, we had 34 full-time and 4 part-time employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced work stoppages. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

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

Risks Related to our Operations

We depend on our MTWA technology for a significant portion of our revenue, and if it does not achieve broad market acceptance, our ability to execute our business plan and achieve meaningful revenue will be limited.

We believe that our ability to succeed in the future will depend, in large part, upon the successful commercialization and market acceptance of our MTWA technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. The failure of our MTWA technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products due to competitive pressures or a decline in the availability of reimbursement, would reduce our revenues and further limit our ability to succeed. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we will be able to successfully commercialize or achieve market acceptance of our MTWA technology or that our competitors will not develop competing technologies that are perceived to be superior to our technology.

Our ability to generate revenue from the sales of our MTWA products to cardiologists and electrophysiologists in North America is dependent upon the sales and marketing efforts of St. Jude Medical.

In March, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical under which we granted St. Jude Medical the exclusive right to market and sell our Heartwave II System and related products to cardiologists and electrophysiologists in North America. If St. Jude Medical is unable to sell our MTWA products effectively or limits the amount of time and resources that it devotes to marketing these products, it could materially and adversely affect the results of our operations.

We have never been able to fund our operations from cash generated by sales of our products, and if in the future we cannot meet our capital requirements through the sale of debt or equity securities on terms favorable to us, we may not be able to continue as a going concern.

We have incurred substantial operating losses through December 31, 2006 and may never generate substantial revenue or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. We do not expect to generate sufficient cash from our business to fund our operations for the foreseeable future, so that if we cannot obtain additional capital through equity or debt financings we will likely be unable to continue as a going concern. This would have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing may not be available in the amount we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders.

Our quarterly revenue, operating results and profitability will vary from quarter to quarter, which may result in volatility in our stock price.

Our quarterly revenue and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations are due to several factors relating to the sale of our products, including:

•	the timing, of our sales transactions and reliance on St. Jude Medical’s sales efforts of our MTWA products in North America;

•	unpredictable sales cycles;

•	the timing of introduction and market acceptance of new products or product enhancements by us or our competitors;

•	changes in our operating expenses;

•	product quality problems; and

•	personnel changes and fluctuations in economic and financial market conditions.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful. There can be no assurance that future revenue and results of operations will not vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of investors, analysts or our announced guidance, if any. In any such case, the price of our common stock could be materially adversely affected.

We may need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, if at all.

As a result of our sale of $12.5 (net proceeds of $11.7 million) million in Series C Convertible Preferred Stock to St. Jude Medical in March 2007, we believe that the financial resources available to us will be sufficient to finance our planned operations and capital expenditures for at least the next 12 months. If we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing sooner if:

•	we decide to substantially accelerate our research and development efforts;

•	we decide to expand our marketing and sales capabilities faster than currently planned;

•	we decide to undertake new sales and/or marketing initiatives;

•	we are required to defend or enforce our intellectual property rights;

•	sales of our products do not meet our expectations in the United States or internationally;

•	we need to respond to competitive pressures; or

•	we decide to acquire complementary products, businesses or technologies.

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

We are continuing to participate in clinical studies relating to our MTWA technology and Micro-V Alternans Sensors in order to more firmly establish the predictive value of such technologies. Although studies on high-risk patients to date have indicated that the measurement of MTWA to predict the vulnerability to ventricular arrhythmia and SCD is excellent in certain patient populations, we do not know whether the results of such studies on other patient populations will continue to be favorable. Any clinical studies or trials which fail to demonstrate that the measurement of MTWA is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technologies, would have a material adverse effect on our business, financial condition and results of operations.

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

We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. Because we rely on distributors for international sales, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, we cannot be sure that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us. In 2006, 11% of our revenue came from the sale of product to international distributors.

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

From time to time in the past, we have experienced temporary difficulties in receiving timely shipment of key components from our suppliers. We can give no assurance that we would be able to identify and qualify additional suppliers of critical components and sub-assemblies in a timely manner. Further, a significant increase in the price of one or more key components or sub-assemblies included in our products could seriously harm our results of operations. Under the terms of the Co-Marketing Agreement we entered into with St. Jude Medical in March 2007, we are required to maintain certain minimum levels of inventory in order to support anticipated levels of sales. Our failure to maintain these minimum inventory levels for any reason, could adversely affect our results of operations.

Risks Related to the Market for Cardiac Diagnostic Equipment

If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse affect on our business.

Our revenue is primarily derived from sales of our Heartwave II Systems and Micro-V Alternans Sensors. Our ability to successfully commercialize these products depends on our first obtaining, and then maintaining, adequate levels of third-party reimbursement for use of these products by our customers. The amount of reimbursement in the U.S. that is available for clinical use of the MTWA Test varies. In the U.S., the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers will seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, investigations unnecessary or inappropriate. In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. We believe this ruling, if not modified, will result in annual reductions in all categories of reimbursement levels, including diagnostic testing, through the year 2010. Any reduction in reimbursement for our MTWA test may affect the demand for, price of, or utilization of our Heartwave II System and Micro-V Alternans Sensors, which may in turn have an adverse effect on our business.

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

Our success will depend, in large part, on our ability to obtain patent protection for our products both in the U.S. and in other countries and then enforce these patents. However, the patent positions of medical device companies, including ours, are generally uncertain and involve complex legal and factual questions. We can give no assurance that patents will issue as a result of any patent applications we own or license or that, if patents do issue, the claims allowed will be sufficiently broad to protect our proprietary technologies. In addition, any issued patents we own or license may be challenged, invalidated or circumvented, and the rights granted under issued patents may not provide us with competitive advantages. We also rely on unpatented trade secrets to protect our proprietary technologies, and we can give no assurance that others will not independently develop or otherwise acquire substantially equivalent techniques, or otherwise gain access to our proprietary technologies, or disclose such technology or that we can ultimately protect meaningful rights to such unpatented proprietary technologies.

Any claim by others that we infringe their intellectual property rights, whether intentionally or otherwise, could materially and adversely affect our business.

Our success will depend, in part, on our ability to avoid infringing the intellectual property rights of others and/or breaching the licenses upon which our products and technologies are based. We have licensed significant technology and patents from third parties, including patents and technology relating to MTWA licensed from The Massachusetts Institute of Technology. Our license of patents and patent applications impose various commercialization, sublicensing, insurance, royalty and other obligations on our part. If we fail to comply with these requirements, licenses could convert from being exclusive to non-exclusive in nature or could terminate, either of which would adversely affect our business.

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

Item 2.	Properties

Our facilities consist of approximately 10,500 square feet of office, research and manufacturing space located at 1 Oak Park Drive, Bedford, Massachusetts. This facility is under lease through November 30, 2007, pursuant to a one year extension of the original lease agreement. Based on our recently signed Co-Marketing Agreement with St. Jude Medical, we anticipate relocating to a larger facility by the end of 2007, and believe that suitable additional space will be available to us on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

Item 4A.	Executive Officers of the Registrant

The following table sets forth (i) the names and ages of our current executive officers; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

Name	Age	Position
Robert P. Khederian	54	Chairman of the Board, Interim President and Chief Executive Officer
Ali Haghighi-Mood, Ph.D.	47	Executive Vice President, Chief Technology Officer and Chief Operating Officer
Roderick de Greef	46	Vice President, Finance and Administration, Chief Financial Officer and Corporate Secretary
Mark Florence	45	Vice President, Sales and Marketing

Robert P. Khederian. Mr. Khederian has been our Interim President and Chief Executive Officer since December 2006. He also has served as a director since 2002 and as Chairman of the Board of Directors since August 2006. Mr. Khederian is the Chairman of Belmont Capital Partners, LLC, a venture capital firm he founded in 1996. From 1984 through 1996, Mr. Khederian served as Chairman of Medical Specialties Group, Inc., a nationwide distributor of medical products he founded. Since 1998, Mr. Khederian has been Chairman and founder of Provident Corporate Finance LLC, an investment banking firm based in Boston. Mr. Khederian is also a director of Inverness Medical Innovations, Inc. and is a member of its Audit and Compensation Committees.

Ali Haghighi-Mood, Ph.D. Dr. Haghighi-Mood has been our Executive Vice President, Chief Technology Officer and Chief Operating Officer since December 2006. Dr. Haghighi-Mood was Vice President of Research and Development from July 2003 until December 2006. From January 2002 to July 2003, he served as our Director of Research and has worked in our research and development department since January 1997.

Dr. Haghighi-Mood is the holder of several patents covering our Microvolt T-Wave Alternans technology including our proprietary Analytic Spectral Method for the measurement of T-wave Alternans. Dr. Haghighi-Mood holds a B.S. and an M.S. in Electrical Engineering from the University of Tehran and a Ph.D. in Biomedical Engineering from the University of Sussex in the U.K.

Roderick de Greef. Mr. de Greef has been our Chief Financial Officer since October 2005 and became our Vice President of Finance and Administration in June 2006. From February 2001 to September 2005, Mr. de Greef was Executive Vice President and Chief Financial Officer of Cardiac Science, Inc., which merged with Quinton Cardiology, Inc. From 1995 to 2001, Mr. de Greef provided independent corporate advisory services to a number of early-stage companies. From 1986 to 1995, Mr. de Greef served as Chief Financial Officer of several publicly held, development stage medical technology companies. Mr. de Greef is also a member of the board of directors of several public companies, including Endologix, Inc., and Bio Life Solutions Inc., both of which are in the life sciences field. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and earned his M.B.A from the University of Oregon.

Mark S. Florence. Mr. Florence became our Vice President, Marketing and Sales in July 2006. From November 2004 to January 2006, Mr. Florence was Vice President, Sales at Cardiodynamics, Inc. From April 2001 to November 2004, Mr. Florence was Vice President, Marketing and later General Manager at Moore Medical Corporation, which was acquired by McKesson Corporation in 2005. From 1986 to 2001, Mr. Florence held various Marketing & Sales positions with industry leaders such as Abbott Laboratories and Bayer Corporation. Mr. Florence has been a member of the Board of Directors for the Bio Medical Marketing Association as well as a member of the Board of Advisors for the Health Industry Distributors Association. Mr. Florence holds a B.S. in Marketing and an M.B.A. from Northeastern University, Boston and sits on the MBA Curriculum Advisory Board.

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

Period	2005		2006
	High	Low	High	Low
First Quarter	$0.71	$0.31	$3.98	$0.71
Second Quarter	$0.47	$0.25	$3.13	$1.60
Third Quarter	$0.34	$0.25	$2.60	$1.95
Fourth Quarter	$0.94	$0.24	$3.82	$2.15

The depositary for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. On March 9, 2007, we had approximately 131 holders of common stock of record. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

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

The following data, insofar as it relates to the years 2002, 2003, 2004, 2005 and 2006, have been derived from our audited financial statements. Our balance sheet dated as of December 31, 2005 and 2006 and the related statements of operations for each of the three years in the period ended December 31, 2006 are derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. (See Note 2)

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(restated)
	(in thousands, except per share data)
Statement of Operations Data:

Revenue	$4,307	$6,945	$5,108	$4,199	$7,438
Cost of goods sold	3,061	3,203	2,342	1,980	2,965

Gross profit	1,246	3,742	2,766	2,219	4,473

Costs and expenses:
Research and development	1,388	944	774	699	576
Selling, general and administrative	5,868	6,193	5,752	4,507	8,627

Total costs and expenses	7,256	7,137	6,526	5,206	9,203

Loss from operations	$(6,010)	$(3,395)	$(3,760)	$(2,987)	$(4,730)
Interest income	104	20	58	191	388
Interest expense	(17)	(13)	(1)	(4)	(2)
Change in valuation of Series B warrants	—	—	(44)	164	(6,265)

Net loss	$(5,923)	$(3,388)	$(3,747)	$(2,636)	$(10,609)
Beneficial conversion feature	—	(1,533)	(2,537)	—	—

Net loss attributable to common stockholders	$(5,923)	$(4,921)	$(6,284)	$(2,636)	$(10,609)

Net loss per share-basic and diluted	$(0.30)	$(0.25)	$(0.21)	$(0.07)	$(0.18)
Weighted average shares outstanding-basic and diluted	19,450,062	19,663,460	29,622,673	39,914,615	59,826,196

	December 31,
	2002	2003	2004	2005	2006
	(restated)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$3,093	$5,609	$7,647	$5,298	$8,391
Working capital	3,152	6,389	6,537	4,538	8,524
Long term debt	6	4	2	—	—
Total assets	6,189	8,520	9,650	7,015	10,922
Total liabilities	2,032	1,620	2,740	2,279	2,221
Preferred stock	—	4,589	3,635	1,504	—
Warrants to acquire preferred stock	—	1,024	890	746	212
Accumulated deficit	(49,024)	(52,412)	(56,159)	(58,795)	(69,404)
Stockholders’ equity	$4,156	$1,287	$2,385	$2,487	$8,489

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death or SCD. Our proprietary technology and products are the first diagnostic tools cleared by the FDA to non-invasively measure Microvolt levels of T-Wave Alternans or MTWA, an extremely subtle beat-to-beat fluctuation in a patient’s heartbeat. Our MTWA Test is performed using our primary product, the Heartwave II System in conjunction with our single patient use Micro-V Alternans Sensors. There are approximately 650 first and second generation Heartwave units that have been sold in the U.S. since the product was introduced at the end of 2000.

We spent considerable time in 2006 working on medical reimbursement issues to help ensure that our customers are paid for the performance of a MTWA Test. We believe reimbursement is a critical component to our overall success and revenue growth, as our customers require profitability from the diagnostic tests that they employ. We rely on the Centers for Medicare and Medicaid Services (“CMS”), also known as Medicare, for approximately 50% of the potential reimbursement coverage for our test, since we estimate that approximately one-half of the potential base of patients is at least 65 years old. The remaining 50% of our potential patients are covered through private insurance plans such as Blue Cross/Blue Shield (“BCBS”), Aetna, Cigna, Kaiser and United Healthcare. In March 2006, CMS issued a National Coverage Determination for the reimbursement of our MTWA Test which provides for broad and uniform Medicare reimbursement. Subsequent to the CMS decision, we also received reimbursement policies from key third party payers including Aetna, CIGNA, HCSC/BCBS, Humana and Wellpoint/Anthem. We estimate that at the end of 2006, approximately 76% of our potential patients were covered by government or private insurance plans which provide for reimbursement of our MTWA test. In 2007, we will continue to seek additional third party payer reimbursement from UnitedHealthcare, BCBS Florida, Kaiser Permanente and other third party insurers.

Based on the increased reimbursement coverage achieved during 2006, as well as continued clinical validation through several studies published in peer reviewed journals, and the publication by three cardiology societies of the first MTWA related guidelines, we began to expand our direct sales channel, increasing the number of sales representatives from 3 at the end of March 2006, to 11 at the end of December 2006. In order to support the expanded sales channel we also increased the number of clinical specialists from 3 at March 31, 2006 to 7 at December 31, 2006. We also increased the level of direct advertising, expanding our direct mail, journal and tradeshow activities.

In March 2007, we entered into a three-year Co-Marketing Agreement with St. Jude Medical, which granted them the exclusive right to market and sell our HearTwave II System and our other MTWA products to cardiologists and electrophysiologists in North America. Under the Co-Marketing Agreement, we will sell, deliver and service our HearTwave II Systems and other MTWA products under purchase orders submitted in connection with St. Jude Medical’s sales and marketing efforts, and St. Jude Medical will receive a sales agent fee with respect to those sales. In addition, St. Jude Medical will have primary responsibility for preparing sales and marketing materials, and for training its sales representatives with respect to our MTWA technology and products. As a result of the Co-Marketing Agreement, we intend to re-direct the efforts of our direct sales organization from cardiologists and electrophysiologists, to internal medicine and primary care practices. Although this new market segment is untested, we believe that internal medicine and primary care practices which are currently involved in cardiac stress testing could be purchasers of our MTWA products. In addition, in order to support St. Jude Medical’s sales efforts, we intend to significantly increase the number of clinical application specialists from 7 at the end of 2006, to 30 at the end of 2007.

At December 31, 2006, we had 34 full time and 4 part time employees, of which 23 full time and 1 part time employees were engaged in sales, marketing and clinical support activities, 4 full time employees involved in manufacturing and operations, 3 full time employees engaged in research and development, and 5 full time and 3 part time employees dedicated to administrative support.

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

Accounting for Derivative Instruments

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In March 2006, in accordance with EITF 00-19, we determined that the outstanding warrants to purchase our Series B Convertible Preferred Stock (“Series B warrants”) should be separately accounted for as a liability. We had not classified these Series B warrants as liabilities in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ending December 31, 2004 to record the fair value of these Series B warrants on our balance sheet and to record the unrealized changes in the fair value of these Series B warrants in our consolidated statement of operations as “Gain (loss) on Series B warrants.” The pricing model we use for determining the fair value of the Series B warrants is the Black Scholes pricing model. This model uses certain inputs such as interest rates, stock price volatility and estimates concerning the life of the derivatives. Selection of these inputs involves management’s judgment and may impact net income. We calculated the fair value of the Series B warrants using the following significant assumptions utilized for the reporting periods from December 31, 2004 to March 31, 2006: a) Estimated Warrant Life—3 to 15 months, b) Volatility Rate—115 to 119%, c) Dividend Rate—0%, d) Risk Free Rate—3.72 to 4.51%, and e) Common Stock Price—$0.29 to $2.83. The warrants to purchase our Series A Convertible Preferred Stock (the “Series A warrants”), which were classified in the temporary equity section, and the Series B warrants, which have been restated as a liability, are accounted for differently due to certain net-cash settlement provisions found in the terms and conditions of the Series B warrants.

Revenue Recognition

Revenue from the sale of product to all of our customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of our obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. We regularly sell maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recognized over the term of the underlying agreement. Additionally, revenue associated with the service of new systems sold is recognized in the period in which the service is provided. Payments of $117,897 at December 31, 2006 ($71,518 at December 31, 2005) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the non-payment of outstanding amounts due to us from our customers. We determine the amount of the allowance by evaluating the customer’s credit history, current financial condition and payment history. We make a judgment as to the likelihood we will experience a loss of all or some portion of the outstanding balance. As of December 31, 2006, our allowance for doubtful accounts was $232,962. We believe we have an adequate allowance; however additional write-offs could occur if future results significantly differ from our expectations.

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

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our MTWA software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. As of December 31, 2006, no such write-offs have been made. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs. As of December 31, 2006 all capitalized software has been fully amortized.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This stock-based compensation expense must be included in the statement of operations over the requisite service period. We used the Black Scholes and Lattice models to compute the fair value of our stock options. The use of these models require us to make assumptions regarding the expected term of the options, forfeiture rate and volatility of the underlying stock. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. We incurred $1,756,111 in non-cash stock-based compensation expense for the year ended December 31, 2006, or $.03 per share.

Prior to the effective date of FAS 123R we accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under the provisions of APB 25, we recognized compensation expense only to the extent that the exercise price of our employee stock options was less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under FAS 123R as amended by SFAS No. 148—“Accounting for Stock-Based Compensation—Transition and Disclosure” for our employee equity incentive plans through December 31, 2005.

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

	2004	% of Total	2005	% of Total	2006	% of Total	% Inc/ (Dec) 2006 vs 2005	% Inc/ (Dec) 2005 vs 2004
Alternans Products:
U.S.	$3,479,831	68%	$2,603,670	62%	$5,822,073	78%	124%	-25%
Rest of World	338,076	7%	487,150	12%	424,278	6%	-13%	44%

Total	3,817,907	75%	3,090,820	74%	6,246,351	84%	102%	-19%

Stress Products:
U.S	932,780	18%	676,095	16%	797,442	11%	18%	-28%
Rest of World	357,064	7%	431,956	10%	393,788	5%	-9%	21%

Total	1,289,844	25%	1,108,051	26%	1,191,230	16%	8%	-14%

Total Revenue	$5,107,751	100%	$4,198,871	100%	$7,437,581	100%	77%	-18%

2006 Compared to 2005

REVENUE

Total revenue for 2006 and 2005 was $7,437,581 and $4,198,871, respectively, an increase of 77%. Revenue from the sale of our MTWA product line, which we call our Alternans Products, was $6,246,351 during 2006 compared to $3,090,820 during 2005, an increase of 102%. Alternans Products accounted for 84% and 74% of total revenue for 2006 and 2005, respectively. The increase in revenue is primarily attributable to higher sales of Alternans Products in the U.S. resulting from an increase in the profile of our MTWA technology associated with the publication and presentation of new clinical information, the National Coverage Determination issued by CMS in March 2006 providing for relatively broad reimbursement coverage, subsequent increases in private third party payer reimbursement and, to a lesser extent, the initial impact of expanding our direct sales force. We believe sales of our Alternans Products will continue to increase in 2007 as a result of an overall increase in awareness of our MTWA technology and the recently signed exclusive Co-Marketing Agreement with St. Jude Medical.

GROSS PROFIT

Gross Profit was 60% of total revenue in 2006 compared to 53% of total revenue in 2005. The increase in gross margin was due to higher U.S. sales of our Alternans Products this year compared to the prior year. We anticipate that gross margins in 2007 will continue to trend upward as sales of our higher margin Alternans Products in the U.S. increase. However, we expect that this increase in gross margin will be somewhat offset by increased manufacturing overhead costs required to support St. Jude Medical’s sales efforts.

OPERATING EXPENSES

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Annual Report on Form 10-K. You should not draw any conclusions about our future results from our operating expenses for any period.

	2005	% of Total Revenue	2006	% of Total Revenue	% Inc/(Dec) 2006 vs 2005
Operating Expenses:
Research and development	$698,862	17%	$576,444	8%	-18%
Selling, general and administrative	4,507,479	107%	8,626,607	116%	91%

Total	$5,206,341	124%	$9,203,051	124%	77%

RESEARCH AND DEVELOPMENT

Research and development expenses were $576,444 in 2006 compared to $698,862 in 2005, a decrease of 18%. The decrease is primarily attributable to lower levels of outside engineering consulting expenses as a result of the completion of our Heartwave II System in 2005. We expect research and development expenses in 2007 to increase modestly as we continue to add features and benefits to our Heartwave II System and potentially fund additional clinical activity.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $8,626,607 in 2006 compared to $4,507,479 in 2005, an increase of 91%. Selling and marketing costs, which accounted for 53% of total SG&A in 2006, increased 77% from 2005. Variable selling expenses were higher in 2006 due to higher sales of commissionable products in the U.S. Fixed selling expenses were also higher in 2006 as a result of an expansion in our direct sales force and clinical application specialists group. Administrative costs accounted for 47% of total SG&A compared to 42% in 2005. SG&A costs for 2006 included approximately $418,024 of severance-related charges (excluding $633,976 in non-cash stock-based severance-related charges), and approximately $1,703,186 in non-cash stock-based compensation expense (including $633,976 in non-cash severance-related charges), and $160,000 in expenses related to compliance with Section 404 of the Sarbanes-Oxley Act. We anticipate that sales and marketing and general and administrative expenses will increase significantly in 2007 as a result of higher revenue levels, marketing and training reimbursements to St. Jude Medical, as well as, increased costs associated with building the infrastructure we believe will be required to support St. Jude Medical’s sales efforts. We expect administrative non-cash stock-based compensation expenses to increase in 2007 as a result of business development-related consulting arrangements executed in the fourth quarter of 2006, and increases in our employee head count.

INTEREST INCOME/INTEREST EXPENSE

Interest income was $388,190 in 2006 compared to $190,962 in 2005, an increase of 103%. The increase is primarily the result of increased amounts of invested cash and increases in short-term interest rates during 2006. Interest expense was $1,665 in 2006 compared to $3,919 in fiscal 2005.

NET LOSS

Net loss attributable to common stockholders was $10,608,874 in 2006 as compared to a net loss of $2,636,486 in 2005. The net loss for the full year of 2006 included a non-cash charge of $6,264,727 related to the change in value of the Series B warrants. The net loss for the year 2005 included a non-cash gain of $164,134 also related to a change in the value of the Series B warrants. As of March 31, 2006, all of the Series B warrants had been exercised and converted into shares of common stock.

2005 Compared to 2004

REVENUE

Total revenue for 2005 and 2004 was $4,198,871 and $5,107,751, respectively, a decrease of 18%. Revenue from the sale of our Alternans Products, was $3,090,820 during 2005 compared to $3,817,907 during 2004, a decrease of 19%. Alternans Products accounted for 74% and 75% of total revenue for 2005 and 2004, respectively. The net decrease in revenue is primarily attributable to lower sales of Alternans Products in the U.S., resulting from our transition from a direct to a hybrid distribution model, and the limited reimbursement coverage form our Microvolt T-Wave Alternans Test.

GROSS PROFIT

Gross profit was 53% of total revenue in 2005 compared to 54% of total revenue in 2004. Reductions in manufacturing overhead expenses in effect for a portion of 2005 were more than offset by changes in our product mix resulting from lower domestic sales of our Alternans Products, which have higher average selling prices and gross margins when compared to Alternans Products sold outside the U.S.

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

RESEARCH AND DEVELOPMENT

Research and development expenses were $698,862 in 2005 compared to $774,285 in 2004, a decrease of 10%. The decrease is primarily attributable to reductions in staffing levels and lower levels of outside engineering consulting expenses toward the end of 2005 as a result of the completion of our Heartwave II System.

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

NET LOSS

As a result of factors described above, net loss attributable to common stockholders was $2,636,486 in 2005 as compared to a net loss of $6,284,251 in 2004. The reported net loss amount in 2004 includes non-cash financing charge related to the sale of our Series B Convertible Preferred Stock in December 2004 of $2,537,487. Excluding the impact of the financing related charge, we reported a net loss of $2,636,486 and $3,746,251 for 2005 and 2004, respectively.

Inflation did not have a significant effect on our results of operations for any of the years in the three-year period ended December 31, 2006.

We have not recorded a provision for income taxes for any periods presented because we incurred net losses in each of such years. At December 31, 2006, we had federal and state net operating loss carryforwards of approximately $54,528,000 and $30,709,000, respectively, as well as $1,150,000 of federal and $714,000 of state tax credit carryforwards, potentially available to offset future taxable income and income tax liabilities, respectively. These carryforwards generally expire in the years 2007 through 2025 and may be subject to potentially significant annual limitations as a result of historical changes in our ownership. There can be no assurance that changes in ownership in future periods or continuing losses will not significantly limit our use of net operating loss and tax credit carryforwards.

We have generated taxable losses from operations since inception and, accordingly, have no taxable income available to offset the carryback of net operating losses. In addition, although our operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions, which cannot be reasonably assured, including market acceptance of our products by customers. We have provided a full valuation allowance of approximately $25,242,096 at December 31, 2006 for our deferred tax assets since, in our opinion, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

Quarterly Financial Results

The following tables set forth a summary of our unaudited quarterly results of operations for 2006 and 2005. As a result of the restatement of the Series B warrants as a liability beginning in the period ending December 31, 2004, the periodic change in fair value of the Series B warrant is recorded on a quarterly basis through March 31, 2006, at which time all of the Series B warrants had been exercised. This gain or (loss) is included in the line item labeled “Change in valuation of Series B warrants” which appears in the quarterly statement of operations below.

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

	Three Months Ended (Unaudited)
	March 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,419	$1,765	$2,031	$2,223
Cost of goods sold	599	722	782	863

Gross profit	820	1,043	1,249	1,360

Costs and expenses:
Research and development	158	105	113	201
Selling, general and administrative	1,307	1,581	2,061	3,677

Total costs and expenses	1,465	1,686	2,174	3,878

Loss from operations	(645)	(643)	(925)	(2,518)
Interest income	74	101	108	105
Interest expense	(1)	(0)	—	—
Change in valuation of Series B warrants	(6,265)	—	—	—

Net loss	$(6,837)	$(542)	$(817)	$(2,413)

Net loss attributable to common stockholders	$(6,837)	$(542)	$(817)	$(2,413)

Net loss per common share—basic and diluted	$(0.13)	$(0.01)	$(0.01)	$(0.04)

	Three Months Ended (Unaudited)
	March 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,010	$1,183	$917	$1,089
Cost of goods sold	480	546	489	465

Gross profit	530	637	428	624
Costs and expenses:
Research and development	213	176	144	166
Selling, general and administrative	1,254	1,239	941	1,074

Total costs and expenses	1,467	1,415	1,085	1,240

Loss from operations	(937)	(778)	(657)	(616)
Interest income	41	46	51	53
Interest expense	(1)	—	(3)	—
Change in valuation of Series B warrants	1,047	321	184	(1,387)

Net loss	$150	$(411)	$(425)	$(1,950)

Net loss attributable to common stockholders	$150	$(411)	$(425)	$(1,950)

Net loss per common share—basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.05)

	As a Percentage of Total Revenues
	Three Months Ended (Unaudited)
	March 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006
Statement of Operations Data:
Revenue	100%	100%	100%	100%
Cost of goods sold	42%	41%	38%	39%

Gross profit	58%	59%	62%	61%

Costs and expenses:
Research and development	11%	6%	6%	9%
Selling, general and administrative	92%	90%	101%	165%

Total costs and expenses	103%	96%	107%	174%

Loss from operations	-45%	-36%	-46%	-113%
Interest income	5%	6%	5%	5%
Interest expense	0%	0%	0%	0%
Change in valuation of Series B warrants	-441%	0%	0%	0%

Net loss	-482%	-31%	-40%	-109%

Net loss attributable to common stockholders	-482%	-31%	-40%	-109%

	As a Percentage of Total Revenues
	Three Months Ended (Unaudited)
	March 31, 2005	June 30, 2005	Sept 30, 2005	Dec 31, 2005
Statement of Operations Data:
Revenue	100%	100%	100%	100%
Cost of goods sold	48%	46%	53%	43%

Gross profit	52%	54%	47%	57%
Costs and expenses:
Research and development	21%	15%	16%	15%
Selling, general and administrative	124%	105%	103%	99%

Total costs and expenses	145%	120%	118%	114%

Loss from operations	-93%	-66%	-72%	-57%
Interest income	4%	4%	6%	5%
Interest expense	0%	0%	0%	0%
Change in valuation of Series B warrants	104%	27%	20%	-127%

Net loss	15%	-35%	-46%	-179%

Net loss attributable to common stockholders	15%	-34%	-46%	-179%

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $8,390,742 at December 31, 2006 compared to $5,297,834 at December 31, 2005, an increase of $3,092,908. This net increase is primarily attributable to the proceeds from exercise of common and convertible preferred stock warrants of $5,060,635 during 2006, partially offset by cash used by operations. Accounts receivable, net of the allowance for doubtful accounts, at December 31, 2006 increased $639,885, or 63%, as a result of increased revenue in 2006 compared to 2005. Inventory at the 2006 year end increased $100,152, or 24%, primarily due to increased purchasing activity to support higher levels of revenue.

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of, $3,759,830, $2,987,663 and $4,730,672 for the years ended December 31, 2004, 2005 and 2006, respectively. We have incurred negative cash flow from operations of $3,082,833, $2,474,861 and $1,899,405 for the years ended December 31, 2004, 2005 and 2006, respectively. In addition, we have an accumulated deficit at December 31, 2006 of $69,404,049.

In March 2007, we sold $12.5 million ($11.7 million net of issuance costs) of Series C Convertible Preferred Stock to St. Jude Medical. At this time, we expect that this new capital inflow, when combined with our existing cash resources, will be sufficient to fund our operations for at least the next 12 months, and we do not intend to raise additional capital in the near term. Cash used by operations has increased on a quarterly basis throughout 2006, and we anticipate that it will continue to increase materially throughout 2007 as we build the infrastructure we believe is required to support the Co-Marketing Agreement with St. Jude Medical, and as working capital requirements increase in line with expected increases in revenue. We intend to withdraw the $20 million universal shelf registration statement we filed with the Securities and Exchange Commission in July 2006.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2009. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to December 31, 2006.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2006 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$85,956	$17,784	$35,568	$32,604	$—
Operating Lease Obligations	$146,208	$146,208	$—	$—	$—
Purchase Obligations	$225,000	$205,000	$20,000	$—	$—

Total	$457,164	$368,992	$55,568	$32,604	$—

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

New Accounting Pronouncements

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) was issued in December, 2004. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that we recognize the compensation cost related to share-based payment transactions with employees in our financial statements beginning with the first interim reporting period that begins after June 15, 2005 (the effective date). The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed us to continue to apply the guidance in APB 25 provided that we disclose in the footnotes to our financial statements the pro forma net income if the fair-value-based method been applied. In fiscal years 2005 and 2004, we reported share-based payment transactions with employees in accordance with APB 25 and provided the disclosures required by SFAS 123 (See Note 2). Under SFAS 123R we incurred $1,746,128 in non-cash stock-based compensation expense for the year ended December 31, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement for APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We adopted the provisions of SFAS 154 for accounting changes and corrections of errors made in fiscal year ended December 31, 2006. The adoption of this standard did not have a material impact on our results of operations.

In November 2005, the FSAB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151, a product of the FASB’s efforts to achieve short-term convergence with the International Accounting Standards Board (IASB), clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material impact on results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances and is effective, for the Company, beginning fiscal first quarter 2008. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in fiscal first quarter 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes recognition threshold of more-likely-than- not, and a measurement attribute for all tax positioins taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company does not believe the impact that the adoption of FIN 48 will have on its financial statements will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations

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

See note 2 to the financial statements contained in the Annual Report on Form 10-K for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash and cash equivalents, trade receivables, and trade payables at fair value at December 31, 2006 due to the short maturities of these instruments.

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

CAMBRIDGE HEART, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cambridge Heart, Inc.:

We have audited the accompanying balance sheets of Cambridge Heart, Inc. as of December 31, 2005 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Heart, Inc. as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

/s/ Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 30, 2007

CAMBRIDGE HEART, INC.

BALANCE SHEET

	December 31,
	2005	2006
Assets
Current assets
Cash and cash equivalents	$547,834	$890,742
Marketable securities	4,750,000	7,500,000
Accounts receivable, net of allowance for doubtful accounts of $ 140,250 and $232,962 at December 31, 2005 and 2006, respectively	1,018,988	1,658,873
Inventory	419,938	520,090
Prepaid expenses and other current assets	79,843	130,988

Total current assets	$6,816,603	$10,700,693
Fixed assets, net	85,771	136,198
Other assets	112,182	85,589

Total Assets	$7,014,556	$10,922,480

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$245,249	$871,888
Accrued expenses	528,936	1,294,293
Current portion of capital lease obligation	1,577	10,089
Series B warrant liability	1,503,646	—

Total current liabilities	2,279,408	2,176,270
Capital lease obligation, net of current portion	—	44,800

Total liabilities	2,279,408	2,221,070

Commitments and contingencies (Note 13)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2005 and 2006, respectively; 47,421 and -0- shares issued and outstanding at December 31, 2005 and 2006, respectively. Liquidation preference and redemption value of $2,372,996 and $0 as of December 31, 2005 and 2006, respectively	1,504,287	—
Warrants to acquire Series A Convertible Preferred Stock of 403,955 and 115,385 shares issued and outstanding at December 31, 2005 and 2006, respectively	743,440	212,416

	2,247,727	212,416

Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized; 46,300,869 and 63,635,505 shares issued and outstanding at December 31, 2005 and 2006, respectively	46,301	63,635
Additional paid-in capital	61,259,587	77,829,408
Accumulated deficit	(58,795,174)	(69,404,049)
Less: deferred compensation	(23,293)	—

Total stockholders’ equity	2,487,421	8,488,994

Total Liabilities and Stockholders’ Equity	$7,014,556	$10,922,480

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(As Restated)
Revenue	$5,107,751	$4,198,871	$7,437,581
Cost of goods sold	2,341,421	1,980,193	2,965,202

Gross profit	2,766,330	2,218,678	4,472,379
Costs and expenses:
Research and development	774,285	698,862	576,444
Selling, general and administrative	5,751,875	4,507,479	8,626,607

Total costs and expenses	6,526,160	5,206,341	9,203,051

Loss from operations	(3,759,830)	(2,987,663)	(4,730,672)
Interest income	57,776	190,962	388,190
Interest expense	(799)	(3,919)	(1,665)
Change in valuation of Series B warrants	(43,911)	164,134	(6,264,727)

Net loss	$(3,746,764)	$(2,636,486)	$(10,608,874)
Beneficial conversion feature (Note 8)	(2,537,487)	—	—

Net loss attributable to common stockholders	$(6,284,251)	$(2,636,486)	$(10,608,874)

Net loss per common share-basic and diluted	$(0.21)	$(0.07)	$(0.18)

Weighted average common shares outstanding-basic and diluted	29,622,673	39,914,615	59,826,196

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock, $.001 par
	Number of Shares	Par Value	Additional paid-in Capital	Accumulated deficit	Deferred compensation	Total stockholders’ equity
Balance at December 31, 2003	21,178,907	$21,179	$53,770,911	$(52,411,924)	$(93,167)	$1,286,999

Conversion of Series A preferred stock to common stock	13,087,814	13,088	4,097,308			4,110,396
Issuance of warrants to non-employees			457,409			457,409
Issuance of common stock through the exercise of stock options, warrants and employee stock purchase plan	358,368	358	77,775			78,133
Compensation related to non-employee stock options granted			24,204			24,204
Issuance of restricted stock	105,875	106	139,240		(49,340)	90,006
Amortization of deferred compensation					84,278	84,278
Net Loss				(3,746,764)		(3,746,764)

Balance at December 31, 2004 (as restated)	34,730,964	34,731	58,566,847	(56,158,688)	(58,229)	2,384,661

Conversion of Series A preferred stock to common stock	4,802,278	4,803	991,018			995,821
Conversion of Series B preferred stock to common stock	6,559,999	6,560	1,434,201			1,440,761
Issuance of common stock through the exercise of stock options, warrants	160,528	160	45,394			45,554
and employee stock purchase plan
Compensation related to non-employee stock options granted			195,327			195,327
Issuance of restricted stock	47,100	47	26,800		(26,800)	47
Amortization of deferred compensation					61,736	61,736
Net Loss				(2,636,486)		(2,636,486)

Balance at December 31, 2005	46,300,869	46,301	61,259,587	(58,795,174)	(23,293)	2,487,421

Conversion of Series A preferred stock to common stock	4,269,803	4,270	2,256,221			2,260,491
Conversion of Series B preferred stock to common stock	10,106,667	10,107	11,626,759			11,636,866
Issuance of common stock through the exercise of stock options and warrants	2,958,166	2,957	1,129,170			1,132,127
Compensation related to employee stock options granted			1,175,416			1,175,416
Compensation related to non-employee stock options granted			547,420			547,420
Financing fee on Series B warrants			(165,166)			(165,166)
Compensation expense related to restricted stock					23,293	23,293
Net Loss				(10,608,874)		(10,608,874)

Balance at December 31, 2006	63,635,505	$63,635	$77,829,408	$(69,404,048)	$—	$8,488,994

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

	Year ended December 31,
	2004	2005	2006
	(As Restated)
Cash flows from operating activities:
Net loss	$(3,746,764)	$(2,636,486)	$(10,608,875)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	315,490	171,530	97,800
Loss on disposal of fixed assets	—	4,817
Stock based compensation expense	111,477	269,043	1,756,111
Provisions for allowance for bad debts	2,500	37,750	92,712
Change in valuation of Series B warrants	43,911	(164,134)	6,264,727
Changes in operating assets and liabilities:
Accounts receivable	777,589	(73,942)	(732,597)
Inventory	(21,464)	71,338	(100,152)
Prepaid expenses and other current assets	8,949	74,429	(51,145)
Other assets	(34,829)	—	—
Accounts payable and accrued expenses	(539,692)	(229,206)	1,382,013

Net cash used for operating activities	(3,082,833)	(2,474,861)	(1,899,406)

Cash flows from investing activities:
Purchases of fixed assets	(140,576)	—	(65,634)
Capitalization of software development costs	—	—	—
Purchases of marketable securities	(4,750,000)	—	(2,750,000)
Proceeds from the maturity of marketable securities	—	—	—

Net cash used in investing activities	(4,890,576)	—	(2,815,634)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs of $0 and $165,165 in 2005 and 2006, respectively	5,182,889	80,131	3,928,508
Proceeds from issuance of common stock	78,239	45,601	1,132,127
Principal payments on capital lease obligations	—	—	(2,687)

Net cash provided by financing activities	5,261,128	125,732	5,057,948

Net increase (decrease) in cash and cash equivalents	(2,712,281)	(2,349,129)	342,908
Cash and cash equivalents, beginning of year	5,609,244	2,896,963	547,834

Cash and cash equivalents, end of year	$2,896,963	$547,834	$890,742

Supplemental Disclosure of Cash Flow Information

During 2004, 2005 and 2006, the Company paid $799, $3,919 and $1,665, respectively, in interest expense.

Supplemental Disclosure of Non-Cash Financing Activities

During 2004, 2005 and 2006, investors exercised their rights to convert 1,006,755, 369,406 and 333,695 shares of Series A Convertible Preferred Stock into 13,087,814, 4,802,278 and 4,269,803 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share. During 2005, investors exercised their rights to convert 2,952 of Series B Convertible Preferred Stock into 6,559,999 shares of the Company’s common stock at a conversion price of $0.45 per share. During 2006, investors exercised their rights to convert 4,548 of Series B Convertible Preferred Stock into 10,106,667 shares of the Company’s common stock at a conversion price of $0.45 per share.

During 2005, Medtronic executed a cashless exercise of their warrant for 67,873 shares of Series A Convertible Preferred Stock. During 2004, the Company issued a warrant for the purchase of 953,333 shares of its common stock to the agent in connection with the sale of the Series B Convertible Preferred Stock. The warrant was valued using the Black Scholes model at $457,409 and was recorded as a non-cash issuance cost. These warrants have since been exercised and converted into the Company’s common stock.

On November 1, 2006 the Company entered into a 5 year capital lease for office equipment with a fair market value of $56,000.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations of $3,759,830, $2,987,663 and $4,730,672 for the fiscal years ended December 31, 2004, 2005 and 2006, respectively, and recurring negative cash flow from operations of $3,082,833, $2,474,861 and $1,899,406 for the fiscal years ended December 31, 2004, 2005 and 2006, respectively. In addition, the Company had an accumulated deficit of $69,404,049 at December 31, 2006.

In March 2007, the Company sold $12.5 million of Series C Convertible Preferred Stock to St. Jude Medical, Inc. (“St. Jude Medical”) resulting in proceeds of $11.7 million after issuance costs. The Company expects that this new capital inflow, combined with its existing cash resources, will be sufficient to fund its cash requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities, which mature in less than 90 days, are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amount to $4,750,000 and $7,500,000 at December 31, 2005 and 2006, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. The short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $486,284 and $563,366 at December 31, 2005 and 2006, respectively, are classified as cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” in multiple element arrangements, individual elements can be considered separate unit of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Heartwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand alone systems. As necessary, the Company allocates the purchase price to the separate items proportionately based on list prices, accordingly, and defers revenue recognition on unshipped elements until shipment. In addition, the Company regularly sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recorded over the term of the underlying agreement. Payments of $117,897 at December 31, 2006 ($71,518 at December 31, 2005) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during 2006 was $0 ($2,556 during 2005). The Company provided $92,712, $37,750 and $2,500 for allowance for doubtful accounts during the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the allowance for doubtful accounts was $232,962 and $140,250, respectively.

Stock-Based Compensation

FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) was issued in December 2004. SFAS 123R replaces SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the Company recognize the compensation cost related to share-based payment transactions with employees in financial statements beginning with the first annual reporting period that begins after June 15, 2005 (the effective date). Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R. FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This stock-based compensation expense must be included in the statement of operations over the requisite service period. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. The Company incurred $1,756,111 in non-cash stock-based compensation expense for the year ended December 31, 2006, or $.03 per share.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R

Prior to the effective date of FAS 123R the Company accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25,

“Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options was less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under FAS 123 for the Company’s employee equity incentive plans through December 31, 2005.

The Company adopted the provisions of FAS 123R using the modified prospective approach. Under this method, prior periods are not restated. Had the Company previously recognized compensation costs as prescribed by FAS 123, previously reported net loss, basic loss per share and diluted loss per share would have changed to the pro forma amounts shown as follows:

	Year ended December 31,
	2004	2005
Net loss attributable to common stockholders:
As reported	$(6,284,251)	$(2,636,486)
Stock-based compensation (expense) included in reported net loss	(111,477)	(269,043)
Total stock-basesd compensation under the fair-value-based method for all awards	540,579	418,191

Pro forma	$(6,713,353)	$(2,785,635)

Net loss per share:
As reported-basic and diluted	$(0.21)	$(0.07)
Pro forma-basic and diluted	$(0.23)	$(0.07)

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Twelve Months Ended December 31,
	2004	2005	2006
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	118%	115%	120%
Risk Free Interest Rate	3.78%	4.13%	4.74%
Expected Option Terms (in years)	4	4	3-5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience and comparable peer group data.

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

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 5,267,625, 5,507,625 and 5,775,868 shares of common stock, warrants for the purchase of 2,102,532, 1,622,532 and 37,015 shares of common stock, warrants for the purchase of 471,703, 403,830 and 115,385 shares of Series A Convertible Preferred Stock, warrants for the purchase of 2,500, 2,375 and 0 shares of Series B Convertible Preferred Stock, 384,612, 45,248 and 0 shares of Series A Convertible Preferred Stock and 5,000, 2,173 and 0 shares of Series B Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for 2004, 2005 and 2006, respectively.

Emerging issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for 2004, 2005 and 2006. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. For the years ended December 31, 2004, 2005 and 2006, the Company had no other comprehensive income.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate their fair values at December 31, 2005 and 2006.

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

Costs capitalized at December 31, 2005 and 2006, which are included in other assets in the accompanying balance sheet, were $1,482,728 and $1,482,728, net of accumulated amortization of $1,477,267 and $1,482,728, respectively.

Licensing Fees and Patent Costs

The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized at December 31, 2006 was $77,032 compared to $98,164 at December 31, 2005, which is included in other assets in the accompanying balance sheet.

New Accounting Pronouncements

FASB Statement No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29 (SFAS 153) was issued on December 16, 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29) required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions.

SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. This pronouncement has not had any impact on our reported results.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement for APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We are required to adopt the provisions of SFAS 154 for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The adoption of this standard has not had a material impact on our results of operations.

In November 2005, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151, a product of the FASB’s efforts to achieve short-term convergence with the International Accounting Standards Board (IASB), clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2005. The adoption of this standard has not had a material impact on results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances and is effective, for the Company, beginning fiscal first quarter 2008. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in fiscal first quarter 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes recognition threshold of more-likely—than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company does not believe the impact that the adoption of FIN 48 will have on its financial statements will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations

3. Inventory

Inventories consisted of the following at December 31, 2005 and 2006, respectively:

	December 31,
	2005	2006
Raw materials	$408,801	$494,767
Work in process	11,137	673
Finished goods	—	24,650

	$419,938	$520,090

4. Fixed Assets

Fixed assets consist of the following:

	Estimated useful lives (years)	December 31,
		2005	2006
Computer equipment	3-5	$704,678	$823,654
Manufacturing equipment	5	418,158	420,815
Office furniture	7	87,028	87,028
Sales demonstration and clinical equipment	3	1,070,469	1,070,469

		2,280,333	2,401,966
Less-accumulated depreciation		2,194,562	2,265,768

		$85,771	$136,198

The Company recorded depreciation expense of $168,689, $117,173 and $71,207 for the years ended December 31, 2004, 2005 and 2006, respectively.

5. Other Assets

Other assets consist of the following:

	Estimated useful lives (years)	December 31,
		2005	2006
Capitalized software development costs	3	$1,482,728	$1,482,728
Patents	5	228,548	228,548
Other assets		8,557	8,557

		1,719,833	1,719,833
Less-accumulated amortization		1,607,651	1,634,244

		$112,182	$85,589

The Company recorded amortization expense of $146,801, $54,357 and $26,593 for the years ended December 31, 2004, 2005 and 2006, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2006
Accrued employee compensation	$169,140	637,820
Deferred revenue	71,518	117,897
Accrued consulting costs	50,975	87,696
Accrued product warranty costs	43,615	119,125
Accrued professional fees	122,550	220,778
Accrued other	71,138	110,977

	$528,936	$1,294,293

For the years ended December 31, 2004, 2005 and 2006, the Company incurred product warranty expenses of $33,006, $47,996 and $126,500, respectively.

7. Capital Lease

The Company is the lessee of office equipment under a capital lease expiring in 2011. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for fiscal year 2006.

Following is a summary of property held under capital leases:

Office equipment	$56,000
Accumulated amortization	(1,111)

$54,889

Minimum future lease payments under capital leases as of December 31, 2006, were as follows:

Amount
2007	$17,784
2008	17,784
2009	17,784
2010	17,784
2011	14,820

Net minimum lease payments	85,956
Amount representing interest	(31,067)

Present value of net minimum lease payments	$54,889

Interest rate on capitalized leases is 20% and is imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return. Certain capital leases provide renewal or purchase options. Generally, purchase options are at prices representing the expected fair value of the property at the expiration of the lease term.

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

Total shares of Convertible Preferred Stock issued and outstanding at December 31, 2005 and 2006, respectively, are as follows:

	December 31,
	2005	2006
Series A Convertible Preferred
Shares issued and outstanding	45,248	—
Liquidation preference and redemption value	$199,996	$0

Series B Convertible Preferred
Shares issued and outstanding	2,173	—
Liquidation preference and redemption value	$2,173,000	$0

Total Convertible Preferred
Shares issued and outstanding	47,421	—
Liquidation preference and redemption value	$2,372,996	$0

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

In connection with the sale of the Series A stock, the Company issued warrants for the purchase of an additional 773,724 shares at a purchase price of $4.42 per share with monthly expiration dates beginning September 1, 2003 and ending February 1, 2004. During 2003, investors purchased 663,999 shares of Series A stock through the exercise of these warrants providing additional proceeds of $2,934,876. During 2004, investors exercised the remaining warrants for the purchase of 109,725 shares of Series A stock providing the Company with gross proceeds of $484,985.

As part of the financing, the Company also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of our Series A stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009.

During 2004, 2005 and 2006, investors exercised their rights to convert 1,006,755, 369,406 and 333,693 shares of Series A stock into 13,087,814, 4,802,278 and 4,269,803 shares of the Company’s Common Stock. The Company had 384,612, 45,248 and 0 shares of Series A stock and warrants for the purchase of an additional 471,703, 403,830 and 115,385 shares of Series A stock outstanding at December 31, 2004, 2005 and 2006, respectively.

From January 1, 2007 to March 30, 2007, investors exercised no outstanding warrants for the purchase of shares of Series A stock. At March 30, 2007, the Company had no shares of Series A stock and warrants for the purchase of 115,385 shares of Series A stock outstanding.

Series B Convertible Preferred Stock

On December 6, 2004, the Company entered into an agreement for the sale of $5.0 million of Series B Convertible Preferred Stock (the “Series B stock”) to certain institutional and other private investors. Under the terms of the financing, the Company issued and sold 5,000 shares of Series B stock at a purchase price of $1,000 per share. Each share of Series B stock is convertible into approximately 2,222 shares of the Company’s common stock at a conversion price of $0.45 per share. In the event of the liquidation, dissolution or winding-up of the Company, each share of Series B stock is entitled to receive a liquidation preference equal to $1,000 per share prior to the payment of any amount to the holders of common stock or the holders of any other class of securities that is junior to the Series B stock but after the payment of the liquidation preference due to the holders of Series A stock. In the event that the Company issues shares of common stock at a purchase price below the conversion price of the Series B stock, the conversion price of the Series B stock will be adjusted to equal such purchase price. In addition, the holders of the Series B stock have certain registration rights with respect to the shares of common stock into which the Series B stock may be converted, which rights obligate the Company to file a Registration Statement with the SEC, and to keep the Registration Statement current until such time as all shares covered by the Registration Statement may be sold pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended.

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

In connection with the sale of the Company’s Series B stock, the Company also issued to the placement agent for the transaction a warrant exercisable for a total of 953,333 shares of the Company’s common stock. The warrant expires on December 6, 2009. The exercise price of the this warrant is $.495 per share of common stock. The Company has valued the warrants using the Black Scholes model as of its date of issue using the following significant assumptions a) Estimated Warrant Life—5 years b) Volatility Rate—1.18% c) Risk Free Rate—3.71% d) Common Stock Price—$0.57 and has recorded $457,409 as a non-cash issuance cost associated with the sale of the Series B stock.

The Company had previously classified the Series B warrants as equity. The financial statements for the year ended December 31, 2004 have been restated to reflect the classification of the Series B warrants, originally issued December 6, 2004, as a liability and to reflect additional non-operating gains and losses related to the changes in the fair value of those Series B warrants. The restatement resulted in an increase to the originally reported net loss of approximately $44,000.

During 2005, investors exercised their rights to convert 2,952 shares of our Series B stock into 6,559,999 shares of our common stock. During 2006, investors exercised their rights to convert 4,548 of Series B Convertible Preferred Stock into 10,106,667 shares of the Company’s common stock. There were 2,173 and 0 shares of Series B stock and warrants to purchase an additional 2,375 and 0 shares of Series B stock outstanding at December 31, 2005 and 2006, respectively.

Series C Convertible Preferred Stock

On March 21, 2007, the Company and St. Jude Medical entered into an agreement for the sale of $12.5 million of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) to St. Jude Medical resulting in $11.7 million net of issuance costs. Under the terms of the financing, the Company issued and sold 5,000 shares of its Series C Preferred Stock at a purchase price of $2,500 per share (the “Series C Original Issue Price”). Each share of Series C Preferred Stock is convertible into a number of shares of common stock equal to $2,500 divided by the conversion price of the Series C Preferred Stock, which is initially $2.99. Each share of Series C Preferred Stock is currently convertible into approximately 836.12 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 5,000 shares of Series C Preferred Stock issued and sold in the financing is approximately 4,180,602.

The holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends at the rate of eight percent (8%) of the Series C Original Issue Price per year (the “Series C Dividend”) on each outstanding share of Series C Preferred Stock, provided, however, that the Series C Dividend is only payable when, as and if declared by the Board of Directors. The Series C Dividend is payable prior and in preference to any declaration or payment of any dividend on Common Stock, other series of Preferred Stock or any other capital stock of the Company.

The conversion price of the Series C Preferred Stock is subject to adjustment in certain circumstances. If the Company issues shares of Common Stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C Preferred Stock, the conversion price of the Series C Preferred Stock will be adjusted.

In the event of a liquidation of the Company, the holders of Series C Preferred Stock are entitled to receive, prior to the payment of any amount to the holders of Common Stock, other series of Preferred Stock or any other capital stock of the Company, an amount equal to the Series C Original Issue Price, plus declared but unpaid dividends on such shares.

Pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, the Company has agreed to use its best efforts to file with the Securities and Exchange Commission, no later than 60 days following March 21, 2007, a registration statement registering the resale of the shares of common stock issuable upon conversion of the Series C Preferred Stock, to cause the registration statement to be declared effective under the Securities Act of 1933, as amended (the “Act”), no later than 120 days following March 21, 2007, and to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C Preferred Stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144(k) under the Act.

The Company has agreed to pay liquidated damages in the event that the Company defaults in its registration obligations. Liquidated damages will accrue monthly at a rate of 1.0% of the aggregate purchase price paid to the Company by the holders of Series C Preferred Stock or shares of common stock issuable upon conversion of the Series C Preferred Stock, provided that the aggregate amount of such liquidated damages will not exceed $750,000.

9. Stockholders’ Equity

Common Stock

The Company’s Board of Directors has authorized 150,000,000 shares of the Company’s $0.001 par value common stock. At December 31, 2006, the Company had 63,635,505 common shares outstanding. As of March 30, 2007, the Company had 64,362,771 common shares outstanding.

Warrants

A roll-forward of outstanding warrants for the purchase of common stock of the Company for the years ended December 31, 2004, 2005 and 2006 are summarized as follows:

	December 31, 2004		December 31, 2005		December 31, 2006
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,319,695	$1.71	2,102,532	$1.13	1,622,532	$0.43
Issued	953,333	0.50	—	—	0	—
Exercised	(82,500)	0.34	—	—	(1,585,517)	0.41
Canceled	(87,996)	3.59	(480,000)	3.50	0	—

Outstanding at end of year	2,102,532	$1.13	1,622,532	$0.43	37,015	$1.30

Total warrants for the purchase of common stock outstanding at December 31, 2006 by expiration date were as follows:

	Number of Shares	Exercise Price per Share	Expiration Date
Common stock warrants	37,015	$1.30	September 26, 2007

	37,015

10. Stock Plans

1993 and 1996 Stock Option Plans

During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the “1993 Plan”) and in 1996 the Board of Directors authorized the 1996 Equity Incentive Plan (the “1996 Plan”). The Plans provide for the grant of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company. No new awards may be made under the 1993 Plan. In 1999, the Board of Directors authorized and the stockholders approved an amendment to the 1996 Plan to increase the total number of shares authorized for issuance under the plan from 1,000,000 to 1,300,000 shares of the Company’s common stock. The total shares of common stock that may be issued pursuant to the exercise of options granted under the 1993 and 1996 Plans are 1,155,000. Of this amount, 155,000 are exercisable at December 31, 2006. Under the terms of both plans, incentive stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant and for a term not to exceed ten years.

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

2001 Stock Incentive Plan

During 2005, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Stock Incentive Plan to increase the total number of shares authorized for issuance under the plan from 5,000,000 to 6,750,000 shares of the Company’s common stock to eligible employees, officers, directors, consultants and advisors in the form of stock options or shares of restricted stock up to a maximum of 1,000,000 shares. A total of 105,875, 47,100 and 0 shares of restricted stock were granted under the 2001 Plan during 2004, 2005 and 2006, respectively, all of which restrictions had lapsed at December 31, 2006. Under the terms of the plan, stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant and for a term not to exceed ten years.

Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period. For stock options issued prior to the adoption of FAS 123R, forfeitures were recognized as they occur.

There were no new restricted stock grants issued for the year ended December 31, 2006 and approximately 392,150 shares of restricted stock were available for future grant on December 31, 2006. Non-vested restricted stock activity for the twelve months ended December 31, 2006 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2005	102,500	$0.58
Granted	—	—
Vested	102,500	0.58
Forfeited	—	—

Nonvested balance as of December 31, 2006	—	$—

There were 4,514,200 stock options granted during 2006. At December 31, 2006, 5,775,868 shares of common stock were reserved for issuance upon exercise of the options issued under the Company’s stock option plans and there are 1,170,972 options available for future grant. Transactions under all of the Company’s equity incentive plans during the years ended December 31, 2004, 2005 and 2006 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2004	4,696,393	$1.50
Granted	1,206,000	0.72
Exercised	(253,143)	0.22
Canceled/Forfeited	(381,625)	1.07

Outstanding at December 31, 2004	5,267,625	$1.42	7.43	$171,813

Exerciseable at December 31, 2004	2,647,895	$1.99	6.11	$103,615

Outstanding at January 1, 2005	5,267,625	$1.42
Granted	4,902,500	0.31
Exercised	—	—
Canceled/Forfeited	(4,662,500)	1.34

Outstanding at December 31, 2005	5,507,625	$0.56	8.86	$2,115,973

Exerciseable at December 31, 2005	1,221,125	$1.51	6.66	$203,713

Outstanding at January 1, 2006	5,507,625	$0.56
Granted	4,514,200	2.71
Exercised	(1,433,998)	0.39
Canceled/Forfeited	(2,811,959)	1.78
Outstanding at December 31, 2006	5,775,868	$1.66	8.76	$7,449,575

Exerciseable at December 31, 2006	1,756,834	$0.88	4.00	$3,646,684

The fair value of options granted in 2006 was $9,701,722, with a per share weighted average fair value of $2.15. The fair value of options granted during 2005 was $2,990,899, with a per share weighted average fair value of $0.61. The fair value of options granted during 2004 was $502,053, with a per share weighted average fair value of $0.42. The amount was estimated using the Black-Scholes option pricing model with the assumptions listed in Note 2. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant.

As of December 31, 2006, there was $5,026,444 of total unrecognized compensation cost related to approximately 4,019,034 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 3 years. The total intrinsic value of stock options exercised during 2004, 2005 and 2006 was $233,592, $0 and $3,581,660, respectively. For the year ended December 31, 2006, proceeds received upon the exercise of options were $480,053.

The following table summarizes information about stock options outstanding under all of the Company’s stock option plans at December 31, 2006:

Range of exercise prices	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exerciseable	Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Exerciseable
$0.20 – $ 0.50	2,591,043	8.41	$0.30	1,261,209	8.10	$0.31
$0.51 – $ 1.00	149,125	7.40	$0.69	149,125	7.40	$0.69
$1.01 – $ 2.50	1,124,000	8.98	$2.11	194,000	6.14	$1.52
$2.51 – $ 4.00	1,832,200	9.54	$3.18	73,000	3.48	$2.95
$4.01 – $ 9.38	79,500	1.45	$6.93	79,500	1.45	$6.93

	5,775,868	8.76	$1.66	1,756,834	4.00	$0.88

The Company recognized the full impact of its share-based payment plans in the statement of operations for 2006 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

2006
Cost of goods sold	$9,994
Research and development	$42,931
Selling, general and administrative	$1,703,186

Stock-Based Compensation Expense	$1,756,111

The Company has recorded compensation expense (benefit) related to options granted to non-employee consultants for services rendered, totaling $24,204 in 2004, $29,730 in 2005 and $557,402 in 2006 based on the market price of our common stock.

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

Pursuant to the 1996 Employee Stock Purchase Plan, the Company issued 71,916 and 177,528 shares of common stock at an average price of $0.69 and $0.26 for the years ended December 31, 2004 and 2005. As of September 30, 2005, the Company cancelled its Employee Stock Purchase Plan.

11. Income Taxes

The income tax benefit consists of the following:

	Year ended December 31,
	2004	2005	2006
Income tax benefit:
Federal	$337,727	$1,702,315	$1,434,882
State	186,604	(19,302)	(857,719)

	$524,331	$1,683,013	$577,163
Deferred tax asset valuation allowance	(524,331)	(1,683,013)	(577,163)

	$—	$—	$—

Deferred tax assets (liabilities) are comprised of the following:

	Year ended December 31,
	2004	2005	2006
Net operating loss carryforwards	$17,878,008	$19,843,414	$20,233,130
Research and development tax credit carryforwards	1,606,292	1,599,564	1,614,487
Capitalized research and development	3,618,403	3,311,877	2,492,012
FAS 123R	—	0	712,980
Other	130,095	87,646	332,007

Gross deferred tax assets	23,232,798	24,842,501	25,384,616
Capitalized software	(120,150)	(71,198)	(104,222)
Fixed assets	(43,772)	(36,560)	14,109
Patent costs	(66,962)	(69,810)	(52,408)

Net deferred tax assets	$23,001,914	$24,664,933	$25,242,096
Deferred tax asset valuation allowance	(23,001,914)	(24,664,933)	(25,242,096)

	$—	$—	$—

The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management’s operating plans anticipate taxable income in future periods; such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured. Based upon the weight of all available evidence, the Company has provided a full valuation allowance for its deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of slightly more than 50 percent).

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Year ended December 31,
	2004	2005	2006
Statutory U.S. federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(5.9)	(5.9)	(2.5)
Non-deductible expenses	1.8	1.7	0.5
Federal research and development credits	(0.1)	—	—
Other	0.6	0.6	0.4
Valuation allowance on deferred tax assets	38.6	38.6	34.6

	—%	—%	—%

As of December 31, 2006, the Company has approximately $54,528,444 federal and $30,708,713 state net operating loss carryforwards and $1,150,193 and $714,298 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2007 to 2025.

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

12. Savings Plan

In January 1995, the Company adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 2004, 2005 or 2006.

13. Commitments and Contingencies

Guarantor Arrangements

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that limits its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005 and 2006.

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience. The Company has $43,615 and $119,125 of accrued warranties at December 31, 2005 and 2006, respectively.

	December 31,
	2005	2006
Balance at beginning of period	$28,235	$43,615
Provision for warranty for units sold	47,996	126,500
Cost of warranty incurred	(32,616)	(50,990)

Balance at end of period	$43,615	$119,125

Operating Leases

The Company has a one year operating lease for office space with a renewal option for an additional year. Total rent expense under all operating leases was approximately $137,886, $141,407 and $146,346 for the years ended December 31, 2004, 2005 and 2006, respectively. At December 31, 2006, future minimum rental payments under the non-cancelable leases are $146,208 for fiscal 2007.

Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Maintenance Fees

Under the terms of certain license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2009. The Company is committed to pay an aggregate of $20,000 of such minimum license maintenance fees subsequent to December 31, 2006 as the technology is used. License maintenance fees paid during 2004, 2005 and 2006 amounted to $10,000, $10,000 and $10,000, respectively. The future minimum license maintenance fee commitments at December 31, 2006 are approximately as follows:

2007	10,000
2008	10,000
2009	10,000

$30,000

During the term of these license agreements, the Company is obligated to pay a 1.5% royalty based on net sales of any products developed from the licensed technologies. The license maintenance fees described above are creditable against royalties otherwise payable for such year.

14. Related Party Transactions, Including Royalty Obligations

License Agreement/Consulting and Technology Agreement

The Company is party to a consulting and technology agreement with a member of the Company’s Board of Directors. This individual is also Chairman of the Company’s Scientific Advisory Board. This agreement required the Company to pay a consulting fee of $135,000 during 2002. The agreement, which was amended effective May 7, 2003 and extends through May 31, 2015, required the Company to pay consulting fees of $45,000 in 2003 and to make a restricted stock award of 100,000 shares of its common stock. The restrictions on these shares lapsed on January 1, 2004. In connection with the issuance of these restricted shares in 2003, the Company recorded additional non-cash consulting fees of $89,900. All cash and non-cash consulting fees are included in research and development expense in the accompanying statement of operations. The agreement also required that the Company pay, during 2002 and 2003, a royalty of 1% of net sales of products developed from certain technologies developed by this individual. The amended agreement required that, during 2003 and 2004, the Company pay a royalty of 1% of net sales of these products up to the total net sales of these products recorded by the Company during the previous fiscal year and a royalty of 1.5% of net sales of these products in excess of the net sales of these products recorded by the Company during the previous fiscal year. This formula for the payment of royalties was in effect through the end of 2004. Beginning in 2005, the amended agreement requires the Company to pay a royalty equal to 1.5% of all net sales of products developed from certain technologies developed by this individual.

If the Company chooses to sublicense these products to an unrelated third party, the royalty will be based on 7% of the gross revenue received from the unrelated third party for products developed from the technology. The agreement, as amended in 2003, required the Company to grant a stock option to purchase 300,000 shares vesting on the date of the grant.

The Company recognized royalty expense in connection with these agreements of $69,852, $72,043 and $122,868 during fiscal 2004, 2005 and 2006, respectively.

Business Development Consulting Agreement

On December 18, 2006, we entered into a Consulting Agreement with Laurence Blumberg, MD pursuant to which the Company retained Dr. Blumberg to serve as Vice President of Business Development for a term commencing December 1, 2006 and ending March 31, 2007. Under the terms of the Consulting Agreement, Dr. Blumberg provided business development and strategic consulting services to the Company.

During the term of the Consulting Agreement, Dr. Blumberg was paid a consulting fee of $25,000 per month. Pursuant to the terms of the Consulting Agreement, Dr. Blumberg received stock options to purchase an aggregate of 700,000 shares of common stock of the Company at an exercise price equal to the closing price per share of the Company’s common stock on December 18, 2006, which is the date of grant. The first 200,000 stock options will become exercisable in three equal annual installments beginning on the first anniversary of the date of grant. The remaining 500,000 stock options (the “Performance Options”) will become exercisable in the event that the closing price for shares of common stock of the Company exceeds $6.60 per share (subject to adjustment for stock splits, stock dividends, stock combinations and other similar transactions of the Company’s common stock) for a period of 30 consecutive trading days prior to December 31, 2011. In the event of a Change in Control of the Company (as defined in the Consulting Agreement), the Performance Options will become exercisable in full as of the date of the Change in Control. The stock options were granted outside of the Company’s equity incentive plans but are nevertheless subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan.

15. Major Customers, Export Sales and Concentration of Credit Risk

No customer accounted for 10% or higher of total revenue and accounts receivable as of December 31, 2004, 2005 and 2006. During the years ended December 31, 2004, 2005 and 2006, international sales accounted for 14%, 22% and 11% of the total revenue, respectively. Company policy does not require collateral on accounts receivable balances.

16. Subsequent Event

On March 21, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical, Inc. (“St. Jude Medical”). The Co-Marketing Agreement grants St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products (the “Products”) to cardiologists and electrophysiologists in North America (the “St. Jude Target Accounts”). The initial term of the Co-Marketing Agreement expires on April 30, 2010. The term of the Co-Marketing Agreement will be automatically renewed for an additional two-year term unless either party notifies the other of its intention to terminate the Co-Marketing Agreement at least six months prior to the expiration of the initial term.

The Company will sell, deliver and service the Products under purchase orders submitted in connection with St. Jude Medical’s sales and marketing efforts. Under the terms of the Co-Marketing Agreement, the Company will pay St. Jude Medical a sales agent fee with respect to the sale of Products to St. Jude Target Accounts in accordance with the terms of the Co-Marketing Agreement. The Company is required to maintain certain minimum inventory levels reserved solely for sales to St. Jude Target Accounts.

Under the terms of the Co-Marketing Agreement, St. Jude Medical will have primary responsibility for preparing sales and marketing materials and for training its sales representatives with respect to the Products. The Company is required to reimburse St. Jude Medical for its sales, marketing and training expenses in the aggregate amount of $1,300,000 over the initial three-year term. The Company also will provide certain additional sales, marketing and training support to St. Jude Medical. The aggregate direct expenses incurred by the Company in connection with this support will not exceed $150,000 per year.

The Co-Marketing Agreement provides certain restrictions on the ability of the Company to enter into other distribution, sale or marketing agreements with respect to the Company’s products, and certain other agreements or arrangements, with certain direct competitors of St. Jude Medical. The Co-Marketing Agreement also contains certain restrictions on the ability of St. Jude Medical to sell or market non-implantable diagnostic systems that are competitive with the Company’s HearTwave II System.

The Co-Marketing Agreement may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Co-Marketing Agreement that has not been cured within 60 days’ written notice from the terminating party and by the Company in the event that St. Jude Medical does not achieve or cure the failure to achieve certain minimum sales targets specified in the Agreement.

On March 21, 2007, the Company and St. Jude Medical also entered into an agreement for the sale of $12.5 million of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) to St. Jude Medical. The Company intends to use the proceeds of the financing to expand its clinical specialist team, increase its manufacturing infrastructure and fund its ongoing operations.

Under the terms of the financing, the Company issued and sold 5,000 shares of its Series C Preferred Stock at a purchase price of $2,500 per share. See Note 8 for a description of the rights and preferences of the Series C Preferred Stock.

During the term of the Co-Marketing Agreement and provided that St. Jude Medical holds at least 50 percent of the shares purchased by it in the Series C Preferred Stock financing or issued upon conversion of the Series C Preferred Stock, St. Jude Medical has the right to designate one representative, which individual shall be reasonably acceptable to the Company, who, subject to certain limitations set forth in the Securities Purchase Agreement, shall be entitled to attend in a non-voting capacity, and receive board materials with respect to, meetings of the Company’s Board of Directors (excluding committee meetings and executive sessions).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As the Company previously reported in its Current Report on Form 8-K dated November 24, 2004, the Company changed its independent public accounting firm for the fiscal year ended December 31, 2004 from PricewaterhouseCoopers LLP to Vitale, Caturano & Company, Ltd.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers Of The Registrant

Information required by this Item 10 and not already provided in Item 4A will be contained in our proxy statement for our 2007 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

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

Information required by this Item 11 will be contained in our proxy statement for our 2007 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 will be contained in our proxy statement for our 2007 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item 13 will be contained in our proxy statement for our 2007 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be contained in our proxy statement for our 2007 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2006, and such information is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

CAMBRIDGE HEART, INC.

By:	/s/ ROBERT P. KHEDERIAN
Robert P. Khederian Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT P. KHEDERIAN Robert P. Khederian	Chairman, Interim President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ RODERICK DE GREEF Roderick de Greef	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ RICHARD J. COHEN Richard J. Cohen	Director	March 30, 2007

/s/ KENNETH HACHIKIAN Kenneth Hachikian	Director	March 30, 2007

/s/ REED MALLECK Reed Malleck	Director	March 30, 2007

/s/ LAURENCE BLUMBERG Laurence Blumberg	Director	March 30, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

3.4	Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

3.7	Certificate of Designation Preferences and Rights of Series C Convertible Preferred Stock of the Registrant, dated as of March 21, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

3.8	By-Laws of the Registrant, as amended are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4. 3.5, 3.6 and 3.8 for provisions of the Registrant’s certificate of incorporation, certificate of designations and by-laws defining the rights of holders of common stock.

10.1#	1993 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.2#	1996 Equity Incentive Plan, as amended is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.3#	1996 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

Exhibit No.	Description
10.4#	2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.5 to Appendix A to the Registrant’s Definitive Proxy Statement as filed on May 9, 2005 (File No. 0-20991).

10.5#	Summary of Amendments to Certain of the Registrant’s Equity Plans is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

10.6#	Form of Exchange Agreement between the Registrant and Certain Executive Officers dated August 15, 2005 is incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

10.7#	Form of Exchange Agreement between the Registrant and Certain Non-Employee Directors dated September 19, 2005 is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

10.8#	Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993 is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.9#	Agreement to Extend the Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated January 28, 2003 is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-20991).

10.10#	Amendment to Consulting and Technology Agreement between the Registrant and Dr. Richard Cohen, dated May 7, 2003 is incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

10.11#	License Agreement By and Between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.12	License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-20991).

10.13	First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.14+	Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd. is incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.15#	Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

Exhibit No.	Description
10.16#	Summary of Amendment dated December 14, 2006 to Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi Mood.

10.17#	Offer Letter dated September 8, 2005 between Cambridge Heart, Inc. and Roderick de Greef is incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on October 5, 2005 (File No. 0-20991).

10.18#	Severance Agreement dated October 3, 2005 between Cambridge Heart, Inc. and Roderick de Greef is incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed on October 5, 2005 (File No. 0-20991).

10.19#	Retention Benefit Letter dated December 12, 2006 between the Registrant and Roderick de Greef.

10.20#	Amendment dated February 22, 2007 to Retention Benefit Letter dated December 12, 2006 between the Registrant and Roderick de Greef.

10.21#+	Offer Letter dated June 10, 2006 between the Registrant and Mark Florence is incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 11, 2006 (File No. 0-20991).

10.22#	Severance Agreement dated June 10, 2006 between the Registrant and Mark Florence is incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 11, 2006 (File No. 0-20991).

10.23#	Separation Agreement dated October 13, 2006 between the Registrant and David Chazanovitz is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 0-20991).

10.24#+	Employment Agreement dated October 13, 2006 between the Registrant and Jeffery J. Langan, is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2006 (File No. 0-20991).

10.25#	Separation Agreement dated December 15, 2006 between the Registrant and Jeffery J. Langan.

10.26#	Consulting Agreement dated December 18, 2006 between the Registrant and Laurence Blumberg.

10.27	Lease Agreement by and between the Registrant and One Oak Park Drive, L.L.C., dated June 5, 2000 is incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

10.28	First Amendment to Lease by and between the Registrant and One Oak Park Drive, L.L.C., dated November 30, 2003 is incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

10.29	Securities Purchase Agreement among the Registrant and The Tail Wind Fund, Ltd. and Robert P. Khederian dated December 21, 2001 is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

Exhibit No.	Description
10.30	Amendment to Registration Rights Agreement and Waiver, dated May 12, 2003, by and among the Registrant, The Tail Wind Fund, Ltd. and Robert P. Khederian is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.31	Amendment No. 1, dated May 12, 2003, to the Warrant issued as of September 14, 2000 to the Tail Wind Fund Ltd. by and between the Registrant and the Tail Wind Fund Ltd. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.32	Warrant to Purchase Stock issued to Silicon Valley Bank on September 26, 2002 is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 (File No. 0-20991).

10.33	Securities Purchase Agreement among the Registrant and the Purchasers dated May 12, 2003 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.34	Registration Rights Agreement, dated as of May 12, 2003, by and among the Registrant and the signatories thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.35	Form of Long-Term Warrant to purchase shares of Series A Preferred Convertible Stock of the Registrant issued on May 12, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.36	Securities Purchase Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.37	Registration Rights Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.38	Form of Warrant to purchase shares of common stock, dated as of December 6, 2004 issued to placement agent in connection with the sale of shares of Series B Convertible Preferred Stock is incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-2, as amended (File No. 333-121915).

10.39	Securities Purchase Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.40	Registration Rights Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

Exhibit No.	Description
23.1	Consent of Vitale, Caturano & Company Ltd.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
+	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.