Form 10-Q
period 2007-03-31
CAMBRIDGE HEART INC
filed 2007-05-15
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 11, 2007:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	64,362,771

CAMBRIDGE HEART, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2006	March 31, 2007
		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$890,742	$12,502,519
Marketable securities	7,500,000	6,000,000
Accounts receivable, net of allowance for doubtful accounts of $232,962 and $276,881 at December 31, 2006 and March 31, 2007, respectively	1,658,873	2,225,104
Inventory	520,090	639,249
Prepaid expenses and other current assets	130,988	99,317

Total current assets	$10,700,693	$21,466,189
Fixed assets, net	136,198	158,916
Other assets	85,589	84,104

Total Assets	$10,922,480	$21,709,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$871,888	$1,080,302
Accrued expenses	1,294,293	1,503,027
Current portion of capital lease obligation	10,089	8,352

Total current liabilities	2,176,270	2,591,681

Debt, long-term portion	44,800	44,800

Total liabilities	2,221,070	2,636,481
Commitments and contingencies (Note 6)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at
December 31, 2006 and March 31, 2007, respectively; -0- and 5,000 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	—	11,718,271
Warrants to acquire Series A Convertible Preferred Stock of 115,385 shares issued and outstanding at December 31, 2006 and March 31, 2007	212,416	212,416

	212,416	11,930,687
Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2006 and March 31, 2007, respectively; 63,635,505 and 64,362,771 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	63,635	64,363
Additional paid-in capital	77,829,408	79,637,582
Accumulated deficit	(69,404,049)	(72,559,904)

Total stockholders’ equity	8,488,994	7,142,041

Total Liabilities and Stockholders’ Equity	$10,922,480	$21,709,209

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2006	2007
Revenue	$1,419,020	$2,589,519
Cost of goods sold	599,206	929,579

Gross profit	819,814	1,659,940
Costs and expenses:
Research and development	157,752	108,163
Selling, general and administrative	1,307,309	4,804,682

Total Operating Expenses	1,465,061	4,912,845

Loss from operations	(645,247)	(3,252,905)
Interest income	74,246	99,759
Interest expense	(1,285)	(2,709)
Change in valuation of Series B warrants	(6,264,727)	—

Net loss	$(6,837,013)	$(3,155,855)

Net loss attributable to common stockholders	$(6,837,013)	$(3,155,855)

Net loss per common share-basic and diluted	$(0.13)	$(0.05)

Weighted average common shares outstanding-basic and diluted	54,345,831	64,283,362

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(6,837,013)	$(3,155,855)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	24,514	17,075
Stock based compensation expense	235,258	1,728,552
Provisions for allowance for bad debts	—	43,919
Change in valuation of Series B warrants	6,264,727	—
Changes in operating assets and liabilities:
Accounts receivable	(115,821)	(610,150)
Inventory	35,625	(119,159)
Prepaid expenses and other current assets	(22,247)	31,671
Accounts payable and accrued expenses	174,565	417,148

Net cash used for operating activities	(240,392)	(1,646,799)

Cash flows from investing activities:
Purchases of fixed assets	(12,678)	(38,308)
Purchases of marketable securities	(3,150,000)
Proceeds from the maturity of marketable securities	—	1,500,000

Net cash (used) in or provided by investing activities	(3,162,678)	1,461,692

Cash flows from financing activities:
Proceeds from exercise of common and convertible preferred stock warrants, net of issuance costs of $165,165 in 2006	4,103,531	—
Proceeds from issuance of series C convertible preferred stock, net of issuance costs of $781,729	—	11,718,271
Proceeds from the issuance of common stock		80,351
Principal payments on capital lease obligations		(1,737)

Net cash (used in) or provided by financing activities	4,103,531	11,796,885

Net increase (decrease) in cash and cash equivalents	700,461	11,611,777
Cash and cash equivalents, beginning of period	547,834	890,742

Cash and cash equivalents, end of period	$1,248,295	$12,502,519

Supplemental Disclosure of Cash Flow Information

The Company paid $1,285 and $2,709 in interest expense for the three month periods ended March 31, 2006 and 2007, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the three month periods ended March 31, 2006, investors exercised their rights to convert 45,248 shares of Series A Convertible Preferred Stock into 588,224 shares of the Company’s common stock at a conversion price of $0.34 per share.

During the three month period ended March 31, 2006, the Company issued 12,285 shares of its Series A Convertible Preferred Stock to investors pursuant to the cashless exercise of warrants to acquire 16,968 shares of Series A Convertible Preferred Stock.

During the three month period ended March 31, 2006 and 2007, the Company issued 21,154 and 632,266 shares of common stock, respectively, to investors pursuant to the cashless exercise of options to purchase 82,500 and 700,000 shares of common stock, respectively.

During the three month period ended March 31, 2006, investors exercised their right to convert 2,173 shares of Series B Convertible Preferred Stock into 4,828,889 shares of the Company’s common stock at a conversion price of $0.45 per share.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $645,247 and $3,252,905 for the three month periods ended March 31, 2006 and 2007, respectively, and recurring negative cash flow from operations of $240,392 and $1,646,799 for the three month periods ended March 31, 2006 and 2007, respectively. In addition, the Company had an accumulated deficit of $72,559,904 at March 31, 2007.

In March 2007, the Company sold $12.5 million of Series C Convertible Preferred Stock to St. Jude Medical, Inc. (“St. Jude Medical”) resulting in net proceeds of $11.7 million after issuance costs. The Company expects that this new capital inflow, combined with its existing resources, will be sufficient to fund its cash requirements for at least the next 12 months. However, cash usage is expected to increase materially in future quarters as the Company builds its manufacturing operations and clinical applications group to support the St. Jude Medical relationship, and as its working capital requirements increase in line with expected growth.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2006.

The Company’s interim financial statements as of March 31, 2006 and 2007 are unaudited and, in the opinion of the management, reflect all adjustments (consisting solely of normal and recurring items) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amounted to $7,500,000 and $6,000,000 at December 31, 2006 and March 31, 2007, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. Short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $563,366 and $12,050,351 at December 31, 2006 and March 31, 2007, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the “1993 Plan”) and in 1996 the Board of Directors authorized the 1996 Equity Incentive Plan (the “1996 Plan”). These plans provide for the grant of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company.

No new awards may be made under the 1993 Plan or the 1996 Plan. Under the terms of both plans, stock options may not be granted with an exercise price that is less than the fair market value of the Company’s common stock on the date of the grant or for a term that exceeds ten years.

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

During 2005, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Stock Incentive Plan (the “2001 Plan”) to increase the total number of shares authorized for issuance under the 2001 Plan from 5,000,000 to 6,750,000 shares of the Company’s common stock. Shares authorized for issuance under the 2001 Plan may be granted to eligible employees, officers, directors, consultants and advisors in the form of stock options or up to a maximum of 1,000,000 shares of restricted stock. Under the terms of the 2001 Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock at the date of the grant or for a term that exceeds ten years.

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

The stock-based compensation charge under SFAS No. 123R increased the Company’s loss from operations as well as its net loss by $72,751 and $1,728,552 or $0.00 and $0.03 per share in the three month periods ending March 31, 2006 and 2007, respectively. There was no impact on the statement of cash flows for the period ended March 31, 2007. The charge for the period ended March 31, 2007 included $1,287,841 related to stock options issued to the Company’s Vice President of Business Development pursuant to a consulting agreement that expired on March 31, 2007.

The Company uses the Black-Scholes and Lattice option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term of the options granted, estimates on the expected time period that employees will retain their vested stock options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and, as a result, provide significantly different amounts recognized in the Company’s statement of operations.

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Three Months Ended March 31,
	2007	2006
Dividend Yield	0.0%	N/A
Expected Volatility	118.4%	N/A
Risk Free Interest Rate	4.4%	N/A
Expected Option Terms (in years)	5	N/A

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 891,000 new stock options granted during the three months ended March 31, 2007, including the impact of 400,000 stock options granted to the Company’s chairman, Interim President and CEO, subject to shareholder approval to add shares to the 2001 Plan.

At March 31, 2007, there were approximately 41,125 shares of common stock available for future grants under all of the Company’s equity incentive plans, including the impact of 400,000 stock options granted to the Company’s chairman, Interim President and CEO, subject to shareholder approval to add shares to the 2001 Plan. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were no new restricted stock grants issued for the three months ended March 31, 2007 and approximately 392,150 shares of restricted stock were available for future grant on March 31, 2007. As of December 31, 2006, all restricted stock issued and outstanding had vested.

Transactions under all of the Company’s equity incentive plans during the three months ended March 31, 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,790,868	$1.66
Granted	891,000	2.81
Exercised	(795,000)	0.36
Canceled/Forfeited	0	—

Outstanding at March 31, 2007	5,886,868	$2.02	$8.85	$6,991,812

Exerciseable at March 31, 2007	1,108,083	$1.38	6.67	$2,290,431

The fair value of options granted during the three months ended March 31, 2007 was $1,965,945, with a per share weighted average fair value of $2.34. There were no new stock options granted during the three months ended March 31, 2006. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of March 31, 2007, there was $5,595,411 of total unrecognized compensation cost related to approximately 4,778,785 unvested outstanding stock options, with a per share weighted average fair value of $1.34. The expense is anticipated to be recognized over a weighted average period of 2.7 years. The total intrinsic value of stock options exercised during the first three months of 2006 and 2007 was $746,964 and $1,876,800, respectively. For the three months ended March 31, 2007, proceeds received upon the exercise of options were $80,351.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three months ended March 31, 2006 and 2007 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended March 31,
	2006	2007
Cost of goods sold	$2,292	$2,802
Research and development	11,851	8,733
Selling, general and administrative	58,608	1,717,017

Share-based compensation expense	$72,751	$1,728,552

Use of Estimates

The preparation of financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three month period ended March 31, 2007, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,886,868 shares of common stock, warrants for the purchase of 37,015 shares of common stock and warrants for the purchase of 115,385 shares of Series A Convertible Preferred Stock and 5,000 Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. For the three months ended March 31, 2006, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,163,125 shares of common stock, warrants for the purchase of 37,015 shares of common stock, warrants for the purchase of 254,520 shares of Series A Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows as the Company incurred a net loss for the three months ended March 31, 2006 and 2007. This pronouncement will have an impact if and when the Company incurs net income and at that time management will evaluate whether the Company’s existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company had no other comprehensive income for all periods presented.

Recent Accounting Pronouncements

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

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes recognition threshold of more-likely-than- not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company is currently evaluating the adoption of FIN 48. However, the Company does not expect any material impact on its financial statements.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three month periods ended March 31, 2006 and 2007. During the three month periods ended March 31, 2006 and 2007, international sales accounted for 20% and 3% of total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2006 and March 31, 2007 consisted of the following:

	December 31, 2006	March 31, 2007
Raw materials	$494,767	$604,250
Work in process	673	2,657
Finished goods	24,650	32,342

	$520,090	$639,249

5. CONVERTIBLE PREFERRED STOCK

The Company’s authorized capital stock includes 2,000,000 shares of $0.001 par value preferred stock. The preferred stock may be issued at the discretion of the Board of Directors (without further stockholder approval) with such designations, rights and preferences as the Board of Directors may determine from time to time. This preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights, which may be more expansive than the rights of the holders of the Company’s common stock.

Total shares of preferred stock issued and outstanding at December 31, 2006 and March 31, 2007, respectively were as follows:

	December 31, 2006	March 31, 2007
Series A Convertible Preferred
Shares issued and outstanding	—	—
Liquidation preference and redemption value	$—	$—

Series B Convertible Preferred
Shares issued and outstanding	—	—
Liquidation preference and redemption value	—	—

Series C Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference and redemption value	—	12,500,000

Total Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference and redemption value	$—	$12,500,000

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

During the three month period ended March 31, 2006 investors exercised their rights to convert 45,248 shares of Series A stock, into 588,224 shares of the Company’s common stock. The Company had warrants for the purchase of 115,385 shares of Series A stock, which are convertible into an additional 1,500,005 shares of common stock, outstanding at December 31, 2006 and March 31, 2007.

During the three month period ended March 31, 2006, warrants for the purchase of 132,342 shares of Series A stock were exercised at a price of $5.525 per share providing the Company with gross proceeds of $731,190. These shares of Series A stock were converted into 1,720,446 shares of common stock. During the three month period ended March 31, 2007, no warrants to purchase Series A stock were exercised. There are no remaining shares of Series A stock outstanding.

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

In connection with the sale of the Series B stock, the Company also issued to the placement agent for the transaction a warrant exercisable for a total of 953,333 shares of the Company’s common stock. The warrant expires on December 6, 2009. The exercise price of the warrant is $.495 per share of common stock.

During the three month period ended March 31, 2006, investors exercised their rights to convert 2,173 shares of Series B stock into 4,828,889 shares of the Company’s common stock. The Company had no shares of Series B stock and no warrants for the purchase of additional shares of Series B stock outstanding at December 31, 2006 and March 31, 2007, respectively. In addition, during the three months ended March 31, 2006, the Company’s placement agent exercised its warrant to purchase 953,333 shares of the Company’s common stock.

The warrants to purchase Series B stock, originally issued December 6, 2004, were classified as a liability and related changes in the fair value of those Series B warrants were reflected as additional non-operating gains and losses. The impact of the unrealized change in the fair value of the Series B warrants for the three months ended March 31, 2006 was a charge of $6,264,727. As of March 31, 2007, there were no warrants to purchase shares of Series B stock outstanding, and, therefore, no further gains or charges will be incurred in future periods.

Series C Convertible Preferred Stock

On March 21, 2007, the Company and St. Jude Medical entered into an agreement for the sale of $12.5 million of the Company’s Series C Convertible Preferred Stock (the “Series C stock”) to St. Jude Medical. Under the terms of the financing, the Company issued and sold 5,000 shares of its Series C stock at a purchase price of $2,500 per share (the “Series C Original Issue Price”). Each share of Series C stock is convertible into a number of shares of common stock equal to $2,500 divided by the conversion price of the Series C stock, which is initially $2.99. Each share of Series C stock is currently convertible into approximately 836.12 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 5,000 shares of Series C stock issued and sold in the financing is approximately 4,180,602.

The holders of the Series C stock are entitled to receive cumulative cash dividends at the rate of eight percent (8%) of the Series C Original Issue Price per year (the “Series C Dividend”) on each outstanding share of Series C stock, provided, however, that the Series C Dividend is only payable when, as and if declared by the Board of Directors. The Series C Dividend is payable prior and in preference to any declaration or payment of any dividend on common stock, other series of preferred stock or any other capital stock of the Company.

The conversion price of the Series C stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C stock, the conversion price of the Series C stock will be adjusted.

Pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, the Company has agreed to use its best efforts to file with the Securities and Exchange Commission, no later than 60 days following March 21, 2007, a registration statement registering the resale of the shares of common stock issuable upon conversion of the Series C stock, to cause the registration statement to be declared effective under the Securities Act of 1933, as amended (the “Act”), no later than 120 days following March 21, 2007, and to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144(k) under the Act.

The Company has agreed to pay liquidated damages in the event that the Company defaults in its registration obligations. Liquidated damages will accrue monthly at a rate of 1.0% of the aggregate purchase price paid to the Company by the holders of Series C stock or shares of common stock issuable upon conversion of the Series C stock, provided that the aggregate amount of such liquidated damages will not exceed $750,000. Based on the Company’s historical timely filings with the SEC and having no knowledge of any existing impediments, the Company does not deem the transfer of consideration under this arrangement to be probable.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Company classified the Series C stock outside of permanent equity based on the liquidation right the holder of the Series C stock is entitled.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and March 31, 2007.

The Company warrants all of its non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company had $119,125 and $145,648 of accrued warranties at December 31, 2006 and March 31, 2007, respectively, as set forth in the following table:

	For the three months ended March 31,
	2006	2007
Balance at beginning of period	$43,615	$119,125
Provision for warranty for units sold	18,276	35,500
Cost of warranty incurred	(8,045)	(8,977)

Balance at end of period	$53,846	$145,648

7. RECENT DEVELOPMENTS

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

On March 21, 2007, the Company and St. Jude Medical also entered into an agreement for the sale of $12.5 million of the Company’s Series C stock to St. Jude Medical. The Company intends to use the proceeds of the financing to expand its clinical specialist team, increase its manufacturing infrastructure and fund its ongoing operations.

Under the terms of the financing, the Company issued and sold 5,000 shares of its Series C stock at a purchase price of $2,500 per share (the “Series C Original Issue Price”). Each share of Series C stock is convertible into a number of shares of common stock equal to $2,500 divided by the conversion price of the Series C stock, which is initially $2.99. Each share of Series C stock is currently convertible into approximately 836.12 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 5,000 shares of Series C stock issued and sold in the financing is approximately 4,180,602 of the Company’s issued and outstanding common stock on an as converted basis.

The holders of the Series C stock are entitled to receive cumulative cash dividends at the rate of eight percent (8%) of the Series C Original Issue Price per year (the “Series C Dividend”) on each outstanding share of Series C stock, provided, however, that the Series C Dividend is only payable when, as and if declared by the Board of Directors. The Series C Dividend is payable prior and in preference to any declaration or payment of any dividend on common stock, other series of preferred stock or any other capital stock of the Company.

The conversion price of the Series C stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C stock, the conversion price of the Series C stock will be adjusted as set forth in the Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of the Company.

In the event of a liquidation of the Company, the holders of Series C stock are entitled to receive, prior to the payment of any amount to the holders of common stock, other series of preferred stock or any other capital stock of the Company, an amount equal to the Series C Original Issue Price, plus declared but unpaid dividends on such shares.

During the term of the Co-Marketing Agreement and provided that St. Jude Medical holds at least 50%of the shares purchased by it in the Series C stock financing or issued upon conversion of the Series C stock, St. Jude Medical has the right to designate one representative, which individual shall be reasonably acceptable to the Company, who, subject to certain limitations set forth in the Securities Purchase Agreement, shall be entitled to attend in a non-voting capacity, and receive board materials with respect to, meetings of the Company’s Board of Directors (excluding committee meetings and executive sessions).

Pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, the Company has agreed to file with the Securities and Exchange Commission a registration statement registering the resale of the shares of common stock issuable upon conversion of the Series C stock.

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

Distribution Update

At March 31, 2007, we employed 16 direct sales representatives and 3 regional managers in the U.S. We also employ 9 clinical application specialists who provide clinical support to our direct sales force and our customers. Our objective is to employ approximately 30 by the end of 2007. We utilize country specific independent distributors for the sales of our products outside the U.S.

On March 21, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical, Inc. The Co-Marketing Agreement grants St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products to cardiologists and electrophysiologists in North America. The initial term of the Co-Marketing Agreement expires on April 30, 2010. See “Other Recent Developments” below.

Reimbursement Update

We generate substantially all of our revenue through the sale of capital equipment in the form of our HearTwave II System, which has a list price of slightly less than $29,000 per system, as well as the sale of our disposable sensors, which have a list price of approximately $84 per unit, subject to certain volume discounts. In order for physician practices and other health care providers to be able to purchase these products from us, the availability of appropriate reimbursement to them from both the federal government (Medicare) or a private insurance company is essential. At present, approximately one-half of the U.S. patient population that we believe is most likely to benefit from our MTWA test are at least 65 years old and therefore eligible for reimbursement via Medicare. The remaining 50% of our potential patient population is covered through private insurance plans such as Blue Cross/Blue Shield, Aetna, Cigna, Kaiser and United Healthcare.

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

In 2005, we applied to CMS for a National Coverage Determination seeking broader and more uniform reimbursement coverage for our Microvolt T-Wave Alternans Test. After a nine month application process, CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for the payment of MTWA testing of patients at risk of sudden cardiac death, but only when a MTWA test is done using our patented and proprietary spectral analytic method. Effective January 1, 2007, CMS published a revised Medicare payment amount for the CPT code for a Microvolt T-Wave Alternans Test of approximately $287.

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

In the first three months of 2006, Aetna, CIGNA Healthcare and Humana each issued a coverage policy for our MTWA Test making it a covered benefit for those patients at risk of sudden cardiac death who meet the criteria for an implantable cardioverter defibrillator (“ICD”) placement. The coverage policies for Aetna and Humana both specify the necessity of using our proprietary spectral analytic method as a condition for coverage.

More recently on November 7, 2006, Healthcare Service Corporation (HCSC) issued a coverage policy for our MTWA test making it a covered benefit for those individuals who are at risk of developing life-threatening ventricular arrhythmias. HCSC provides healthcare benefits to 11.6 million beneficiaries through its BlueCross, BlueShield divisions in Texas, Illinois, New Mexico and Oklahoma.

While the Company has been able to achieve increased reimbursement coverage, there remain large patient populations in the United States where physicians and other health care providers cannot obtain proper reimbursement for the use of our products. For example, large insurers such as United Healthcare and a number of individual Blue Cross/Blue Shield insurance companies continue to maintain a policy of not reimbursing physicians for the use of our products. At March 31, 2007, we believe that reimbursement coverage remained unavailable for approximately 25% of the total patient population in the United States for whom a MTWA test would reasonably be considered appropriate. While the Company is actively working to broaden reimbursement coverage, there can no assurance that additional third-party insurers will decide to make reimbursement available in the near term, if at all, or even that certain payers who now reimburse for the use of our products will not decide to significantly reduce, or even eliminate, the level of reimbursement available for the use of our products.

In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. We believe that this ruling, if not modified, will result in annual reductions in all categories of reimbursement levels, including diagnostic testing, through the year 2010. Any reduction in reimbursement for our MTWA Test may affect the demand for, price of, or utilization of our HearTwave II System and Micro-V Alternans Sensors, which may in turn have an adverse effect on our business.

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

In August 2006 the “Guideline for Management of Patients with Ventricular Arrhythmias and the Prevention of Sudden Cardiac Death” was jointly released by the American College of Cardiology (ACC), The American Heart Association (AHA) and the European Society of Cardiology (ESC). In this new guideline, collaborated on with the Heart Rhythm Society (HRS) and the European Heart Rhythm Association, MTWA received a Class IIa guideline under the section Electrocardiographic Techniques and Measurements. The consensus guideline stated, “It is reasonable to use T-Wave Alternans for improving the diagnosis and risk stratification of patients with ventricular arrhythmias or who are at risk for developing life-threatening ventricular arrhythmias. (Level of Evidence: A).”

In November 2006, the clinical results from the Alternans Before Cardioverter Defibrillator (ABCD) trial were presented at the American Heart Association’s 2006 Scientific Sessions conference. The study’s Primary Investigators, Dr. Otto Constantini, M.D. and Dr. David S. Rosenbaum, M.D., presented the results. The study, sponsored by St. Jude Medical, found that the predictive value of our non-invasive MTWA test was comparable to the invasive EP tests in patients with a history of ischemic heart disease at high risk for SCD.

In March 2007, Dr. Gaetano M. De Ferrari, Head of the Intensive Care Unit in the department of cardiology at San Matteo Hospital in Pavia, Italy and a member of the ALPHA Steering Committee, presented the results of a multi-center, prospective study during the Late-Breaking Clinical Trials session of the American College of Cardiology Scientific meeting assessing the utility, using a CH2000 or HearTwave System, in predicting risk of sudden death among patients with non-ischemic cardiomyopathy. The ALPHA study (Prognostic Value of T-Wave Alternans in Patinets with Heart Failure Due to Non-ischemic Cardiomyopathy) enrolled 446 Patients consecutive patients with NYHA Class II or III non-ischemic cardiomyopathy and left ventricular ejection fraction (LVEF) less than or equal to 40%. On the primary endpoint (cardiac death and life-threatening arrhythmias), an abnormal MTWA test had a Hazard Ratio of 4.01 (p=0.002), or four times the risk of a normal MTWA test. The 12-month negative predictive value of the test was reported to be 98.7%, indicating that patients with a negative test result are at very low risk of SCD. For patients with LVEF less than 35%, the Hazard Ration and negative predictive value were 4.28 (p=0.004) and 99%, respectively.

Other Recent Developments

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

On March 21, 2007, the Company and St. Jude Medical also entered into an agreement for the sale of $12.5 million of the Company’s Series C Convertible Preferred Stock (the “Series C stock”) to St. Jude Medical. The Company intends to use the proceeds of the financing to expand its clinical specialist team, increase its manufacturing infrastructure and fund its ongoing operations.

Under the terms of the financing, the Company issued and sold 5,000 shares of its Series C stock at a purchase price of $2,500 per share (the “Series C Original Issue Price”). Each share of Series C stock is convertible into a number of shares of common stock equal to $2,500 divided by the conversion price of the Series C stock, which is initially $2.99. Each share of Series C stock is currently convertible into approximately 836.12 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 5,000 shares of Series C stock issued and sold in the financing is approximately 4,180,602 of the Company’s issued and outstanding common stock on an as converted basis.

The holders of the Series C stock are entitled to receive cumulative cash dividends at the rate of eight percent (8%) of the Series C Original Issue Price per year (the “Series C Dividend”) on each outstanding share of Series C stock, provided, however, that the Series C Dividend is only payable when, as and if declared by the Board of Directors. The Series C Dividend is payable prior and in preference to any declaration or payment of any dividend on common stock, other series of preferred stock or any other capital stock of the Company.

The conversion price of the Series C stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C stock, the conversion price of the Series C stock will be adjusted as set forth in the Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of the Company.

In the event of a liquidation of the Company, the holders of Series C Preferred Stock are entitled to receive, prior to the payment of any amount to the holders of Common Stock, other series of Preferred Stock or any other capital stock of the Company, an amount equal to the Series C Original Issue Price, plus declared but unpaid dividends on such shares.

During the term of the Co-Marketing Agreement and provided that St. Jude Medical holds at least 50% of the shares purchased by it in the Series C stock financing or issued upon conversion of the Series C stock, St. Jude Medical has the right to designate one representative, which individual shall be reasonably acceptable to the Company, who, subject to certain limitations set forth in the Securities Purchase Agreement, shall be entitled to attend in a non-voting capacity, and receive board materials with respect to, meetings of the Company’s Board of Directors (excluding committee meetings and executive sessions).

Pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, the Company has agreed to file with the Securities and Exchange Commission a registration statement registering the resale of the shares of common stock issuable upon conversion of the Series C stock.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company sometimes sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $170,372 at March 31, 2007 ($117,897 at December 31, 2006) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three-month period ended March 31, 2007 was immaterial. At December 31, 2006 and March 31, 2007, the allowance for doubtful accounts was $232,962 and $276,881, respectively.

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

The Company uses the Black-Scholes and Lattice option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term, estimates on the expected time period that employees will retain their vested options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

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

Capitalized Software

The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require that we exercise considerable judgment with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The cost of consultants utilized in the development of new features and functionality of our MTWA software is capitalized as incurred and amortized on a straight-line basis over its estimated life upon release to the market. The estimated life used for the amortization of the costs is currently three years. At each balance sheet date, these costs are evaluated for impairment by comparing the net realizable value of the product containing the software to the unamortized capitalized cost of that software. The amount by which the unamortized capitalized cost of the software exceeds this net realizable value, if any, is written off. At March 31, 2007, no such write-downs have been recorded. The net realizable value is determined as the estimated future gross revenue from that product containing the software reduced by the estimated future costs of completing and disposing of that product. If no future revenues were achieved, then we would be required to write off the balance of the unamortized software costs, which was $0 at March 31, 2007.

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

Revenue:

	Three months ended March 31,
	2006	% of Total	2007	% of Total	% Change
Alternans Products:
U.S.	$948,719	67%	$2,257,322	87%	138%
Rest of World	145,348	10%	50,670	2%	-65%

Total	1,094,067	77%	2,307,992	89%	111%

Stress Products:
U.S.	179,925	13%	260,827	10%	45%
Rest of World	145,028	10%	20,700	1%	-86%

Total	324,953	23%	281,527	11%	-13%

Total Revenues	$1,419,020	100%	$2,589,519	100%	83%

Three Month Periods ended March 31, 2006 and 2007

Revenue

Total revenue for the three months ended March 31, 2006 and 2007 was $1,419,020 and $2,589,519, respectively, an increase of 83%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $1,094,067 during the three months ended March 31, 2006, compared to $2,307,992 during the same period of 2007, an increase of 111%. Our Alternans products accounted for 77% and 89% of total revenue for the three-month periods ended March 31, 2006 and 2007, respectively. The net increase in revenue was primarily attributable to higher sales of Alternans products in the United States, driven by an increase in the direct sales channel.

Revenue from the sale of our non-Alternans products for the three months ended March 31, 2006 and 2007 was $324,953 and $281,527, respectively.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended March 31, 2006 and 2007 was 57.8% and 64.1%, respectively. The increase in gross profit as a percentage of revenue is primarily attributable to higher overall revenue levels, and higher domestic sales of our Alternans products, which have higher average selling prices and gross margins when compared to Alternans products sold outside the United States, or non-Alternans products.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended March 31,
	2006	% of Total Revenue	2007	% of Total Revenue	% Inc/(Dec) 2007 vs 2006
Operating Expenses:
Research and development	$157,752	11%	108,163	4%	-31%
Selling, general and administrative	1,307,309	92%	4,804,682	186%	268%

Total	$1,465,061	103%	$4,912,845	190%	235%

Research and Development

Research and development expense for the three months ended March 31, 2006 and 2007 was $157,752 and $108,163, respectively, a decrease of 31%. The decrease is primarily attributable to reductions in staffing levels and lower levels of outside engineering consulting expenses as a result of the completion of our HearTwave II System, which received marketing clearance from the U.S. Food and Drug Administration in April 2005. Research and development expense for the 2007 period included $8,733 in non-cash, stock-based compensation expense resulting from the adoption of FAS 123R on January 1, 2006. We expect research and development expense to remain at current levels for the remainder of the year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2006 and 2007 was $1,307,309 and $4,804,682, respectively, an increase of 268%. Sales and marketing expense for the 2006 and 2007 periods was 62% and 46% of total SG&A expense, respectively. The increase was primarily attributable to higher selling costs associated with expanding our direct sales force, increased marketing and business development expenses. SG&A expense for the 2007 period included $1,717,017 in non-cash, stock-based compensation expense resulting from the adoption of SFAS 123R on January 1, 2006. Included in this amount was $1,287,841 of non-cash stock based compensation expense related to stock options awarded pursuant to a consulting agreement with the Company’s Vice President of Business Development that expired on March 31, 2007. We expect SG&A expense to increase materially through the remainder of this year, as we continue to expand our clinical application organization, increase our sales training expenditures, prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and incur higher non-cash, stock-based compensation expense resulting from higher headcount levels.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended March 31, 2006 and 2007 was $72,961 and $97,050, respectively, an increase of 33%. The increase in interest income is the result of higher amounts of invested cash and rising interest rates.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended March 31, 2007 was $3,155,855 compared to $6,837,013 in the same period in 2006. The net loss attributable to common stockholders for the three months March 31, 2006 included a non-cash charge related to the change in value of the warrants to purchase shares of Series B stock was $6,264,727. The charge for the 2006 period was primarily the result of the increase in our common stock price during the quarter, as it impacts the Black-Scholes value of these warrants.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $18,502,519 at March 31, 2007, compared to $8,390,742 at December 31, 2006, an increase of $10,111,777, or 121%. This net increase reflects net proceeds of $11,718,000 from the sales of Series C stock to St. Jude Medical during the period, offset by our use of cash in support of operations of $1,646,799 for the three months ended March 31, 2007. Accounts receivable, net of allowance for doubtful accounts increased $556,231, or 34%, as a result of higher sales volume for the three months ended March 31, 2007 compared to the three months ended December 31, 2006. Inventory at March 31, 2007 increased by $119,159, or 23%, compared to December 31, 2006. Prepaid expenses and other current assets at March 31, 2007 decreased $31,671, or 24%, compared to December 31, 2006. Fixed asset additions for the three months ended March 31, 2007 were $38,308.

Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the ordinary course of business. We have experienced recurring losses from operations of $645,247 and $3,252,905 for the three months ended March 31, 2006 and 2007, respectively, and recurring negative cash flow from operations for the three months ended March 31, 2006 and 2007 of $240,392 and $1,646,799, respectively. In addition, we had an accumulated deficit at March 31, 2007 of $72,559,904.

In March 2007, we sold $12.5 million ($11.7 million net of issuance costs) of Series C stock to St. Jude Medical. At this time, we expect that this new capital inflow, when combined with our existing cash resources, will be sufficient to fund our operations for at least the next 12 months. Cash used by operations has increased on a quarterly basis for the last year, and we anticipate that it will continue to increase materially throughout 2007 as we build out our manufacturing operations and clinical applications group to support the St. Jude Medical relationship, and the working capital requirements increase in line with expected growth.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2009. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to March 31, 2007.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2007 are set forth in the table below.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Capital Lease Obligations	$81,510	$17,784	$35,568	$28,158	$—
Operating Lease Obligations	$106,333	$106,333	$—	$—	$—
Purchase Obligations	$120,000	$100,000	$20,000	$—	$—

Total	$307,843	$224,117	$55,568	$28,158	$—

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include, but are not limited to, failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing partner to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of third-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to develop or enhance our technology, adverse results in future clinical studies of our technology, and failure to obtain or maintain patent protection for our technology. Many of these factors are more fully discussed, as are other factors, under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which has been filed with the Securities and Exchange Commission and is available at www.sec.gov/edgar.

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

See Note 2 to our Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at March 31, 2007 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made primarily in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On May 14, 2007, the Company entered into an Amended and Restated Consulting and Technology Agreement with Dr. Richard J. Cohen, M.D. Ph.D. (the “Amended Agreement”), which amended the terms of the Consulting and Technology Agreement dated February 8, 1993, as amended, between the Company and Dr. Cohen in order to increase the amount of consulting services provided by Dr. Cohen and in order to provide the Company the right to terminate the agreement upon a change in control of the Company.

Under the terms of the Amended Agreement, Dr. Cohen agrees to be available to the Company for consultation for a minimum of 18 days per year (the “Base Consulting Services”) until the expiration of the consulting period on December 31, 2015 (the “Consulting Period”). During the period beginning January 1, 2007 and ending on December 31, 2009 (the “Interim Consulting Period”), Dr. Cohen agrees to be available for consultation for up to 42 days per year.

Consistent with the prior Consulting and Technology Agreement, the Company will pay Dr. Cohen royalties on net sales related to certain technologies (including the sale of the Company’s HearTwave II System and other Microvolt T-Wave Alternans products) equal to 1.5% of such net sales. Also consistent with the prior Consulting and Technology Agreement, if the Company sublicenses, or grants rights to any sublicense with respect to, such technologies to an unrelated company, Dr. Cohen will receive royalties equal to 7% of gross revenue to the Company from the sublicense. Pursuant to the terms of the Amended Agreement, the Company will pay Dr. Cohen monthly royalties of $10,000 per month during the Interim Consulting Period, subject to an annual percentage increase equal to the annual percentage increase in the National Consumer Price Index for the prior year. Dr. Cohen will not receive any additional compensation for the Base Consulting Services.

Under the Amended Agreement, the Company will have the right, but not the obligation, to terminate the Amended Agreement within the 30-day period immediately following a Change in Control (as defined in the Amended Agreement) of the Company, in which case the Company shall pay Dr. Cohen a termination royalty equal to a percentage of the consideration paid or deemed paid to the Company or its security holders in the Change in Control transaction (the “Termination Percentage”). The Termination Percentage decreases over the term of the Amended Agreement from 2.67%, in case of a January 2007 transaction, to zero, in the case of a December 2015 transaction. Either party may terminate the Amended Agreement for material breach or default by the other party of the other party’s obligations under the Amended Agreement upon 90 days’ notice.

Under the Amended Agreement, Dr. Cohen also received an aggregate of 175,000 shares of restricted common stock of the Company (the “Restricted Shares”) subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. The Restricted Shares are divided into two tranches of 34,200 shares (the “First Tranche Shares”) and 140,800 shares (the “Second Tranche Shares”). The Restricted Shares vest on January 1, 2010. In the event that Dr. Cohen voluntarily terminates his service both as a consultant to the Company and as a member of Company’s Board of Directors, all unvested Restricted Shares are forfeited to the Company. In the event of a Change in Control of the Company (as defined in the Amended Agreement) or a non-voluntary termination by the Company of Dr. Cohen’s services as a consultant or a member of the Company’s Board of Directors, those First Tranche Shares that are earned by Dr. Cohen as of the date of the event and all of the Second Tranche Shares vest immediately. The First Tranche Shares are deemed earned by Dr. Cohen in monthly increments of 950 during the Interim Consulting Period.

The Company intends to file the Amended Agreement as an exhibit to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: May 15, 2007	By:	/s/ RODERICK DE GREEF
Roderick de Greef
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

3.4	Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

3.7	Certificate of Designation Preferences and Rights of Series C Convertible Preferred Stock of the Registrant, dated as of March 21, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.1	Amendment dated February 22, 2007 to Retention Benefit Letter dated December 12, 2006 between the Registrant and Roderick de Greef is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-20991).

10.2	Securities Purchase Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.3	Registration Rights Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.4	Co-Marketing Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.