Form 10-Q
period 2007-06-30
CAMBRIDGE HEART INC
filed 2007-08-14
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2007:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	64,581,354

CAMBRIDGE HEART, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2006	June 30, 2007

		(unaudited)
Assets

Current assets
Cash and cash equivalents	$890,742	$1,762,509
Marketable securities	7,500,000	14,000,000
Accounts receivable, net of allowance for doubtful accounts of $232,962 and $215,472 at December 31, 2006 and June 30, 2007, respectively	1,658,873	2,346,855
Inventory	520,090	1,931,434
Prepaid expenses and other current assets	130,988	188,946

Total current assets	$10,700,693	$20,229,744
Fixed assets, net	136,198	142,291
Other assets	85,589	76,678

Total Assets	$10,922,480	$20,448,713

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$871,888	$1,654,500
Accrued expenses	1,294,293	1,198,310
Current portion of capital lease obligation	10,089	8,276

Total current liabilities	2,176,270	2,861,086

Debt, long-term portion	44,800	43,050

Total liabilities	2,221,070	2,904,136
Commitments and contingencies (Note 6)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at
December 31, 2006 and June 30, 2007, respectively; -0- and 5,000 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	—	11,677,108
Warrants to acquire Series A Convertible Preferred Stock of 115,385 shares issued and outstanding at December 31, 2006 and June 30, 2007	212,416	212,416

	212,416	11,889,524
Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2006 and
June 30, 2007, respectively; 63,635,505 and 64,574,687, shares issued and outstanding at
December 31, 2006 and June 30, 2007, respectively	63,635	64,575
Additional paid-in capital	77,829,408	80,352,942
Accumulated deficit	(69,404,049)	(74,762,464)

Total stockholders’ equity	8,488,994	5,655,053

Total Liabilities and Stockholders’ Equity	$10,922,480	$20,448,713

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenue	$1,764,879	$2,653,160	$3,183,899	$5,242,679
Cost of goods sold	721,689	968,056	1,320,895	1,897,635

Gross profit	1,043,190	1,685,104	1,863,004	3,345,044
Costs and expenses:
Research and development	104,518	154,894	262,270	263,057
Selling, general and administrative	1,581,172	3,953,643	2,888,481	8,758,325

Total Operating Expenses	1,685,690	4,108,537	3,150,751	9,021,382

Loss from operations	(642,500)	(2,423,433)	(1,287,747)	(5,676,338)
Interest income	101,155	226,202	175,401	325,961
Interest expense	(200)	(5,329)	(1,485)	(8,038)
Change in valuation of Series B warrants	—	—	(6,264,727)	—

Net loss	$(541,545)	$(2,202,560)	$(7,378,558)	$(5,358,415)

Net loss per common share-basic and diluted	$(0.01)	$(0.03)	$(0.13)	$(0.08)

Weighted average common shares outstanding-basic and diluted	60,593,316	64,391,556	57,502,905	64,341,500

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(7,378,558)	$(5,358,415)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	47,104	41,099
Stock based compensation expense	353,353	2,401,629
Provisions for allowance for bad debts	17,650	170,746
Change in valuation of Series B warrants	6,264,727	—
Changes in operating assets and liabilities:
Accounts receivable	(418,537)	(858,728)
Inventory	(7,365)	(1,411,344)
Prepaid expenses and other current assets	12,225	(57,958)
Accounts payable and accrued expenses	380,341	711,587

Net cash used in operating activities	(729,060)	(4,361,384)

Cash flows from investing activities:
Purchases of fixed assets	(19,267)	(38,308)
Purchases of marketable securities	(3,250,000)	(10,500,000)
Proceeds from the maturity of marketable securities	—	4,000,000

Net cash used in investing activities	(3,269,267)	(6,538,308)

Cash flows from financing activities:
Proceeds from exercise of common and convertible preferred stock warrants, net of issuance costs of $165,165 in 2006	3,970,940	—
Proceeds from issuance of series C convertible preferred stock, net of issuance costs of $822,892	—	11,677,108
Proceeds from the issuance of common stock		97,838
Principal payments on capital lease obligations	(1,051)	(3,487)

Net cash provided by financing activities	3,969,889	11,771,634

Net increase (decrease) in cash and cash equivalents	(28,438)	871,767
Cash and cash equivalents, beginning of period	547,834	890,742

Cash and cash equivalents, end of period	$519,396	$1,762,509

Supplemental Disclosure of Cash Flow Information

The Company paid $1,485 and $8,038 in interest expense for the six month periods ended June 30, 2006 and 2007, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the six month period ended June 30, 2006, investors exercised their rights to convert 45,248 shares of Series A Convertible Preferred Stock into 588,224 shares of the Company’s common stock at a conversion price of $0.34 per share.

During the six month period ended June 30, 2006, the Company issued 15,113 shares of its Series A Convertible Preferred Stock to two investors pursuant to the cashless exercise of warrants to acquire 20,361 shares of Series A Convertible Preferred Stock.

During the six month period ended June 30, 2006 and 2007, the Company issued 21,154 and 632,266 shares of common stock, respectively, to investors pursuant to the cashless exercise of options to purchase 82,500 and 700,000 shares of common stock, respectively.

During the six month period ended June 30, 2006, investors exercised their right to convert 2,173 shares of Series B Convertible Preferred Stock into 4,828,889 shares of the Company’s common stock at a conversion price of $0.45 per share.

During the six month period ended June 30, 2007, the Company issued restricted stock to a consultant and recorded a non-cash deferred compensation expense amounting to $626,500, of which $30,577 has been recognized as consulting expense in the statement of operations.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $642,500 and $2,423,433, and $1,287,747 and $5,676,338 for the three and six month periods ended June 30, 2006 and 2007, respectively, and recurring negative cash flow from operations of $729,060 and $4,361,384 for the six month periods ended June 30, 2006 and 2007, respectively. In addition, the Company had an accumulated deficit of $74,762,464 at June 30, 2007.

In March 2007, the Company sold $12.5 million of Series C Convertible Preferred Stock to St. Jude Medical, Inc. (“St. Jude Medical”) resulting in net proceeds of $11.7 million after issuance costs. The Company expects that this new capital inflow, combined with its existing resources, will be sufficient to fund its cash requirements for at least the next 12 months. However, cash usage is expected to be consistent in future quarters as the Company builds its manufacturing operations and clinical applications group to support the St. Jude Medical relationship.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2006.

The Company’s interim financial statements as of June 30, 2006 and 2007 are unaudited and, in the opinion of the management, reflect all adjustments (consisting solely of normal and recurring items) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amounted to $7,500,000 and $14,000,000 at December 31, 2006 and June 30, 2007, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. Short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $563,366 and $1,238,927 at December 31, 2006 and June 30, 2007, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

During 2005, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Stock Incentive Plan (the “2001 Plan”) to increase the total number of shares authorized for issuance under the 2001 Plan from 5,000,000 to 6,750,000 shares of the Company’s common stock. In 2007, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Plan to increase the total number of shares authorized for issuance under the 2001 Plan from 6,750,000 to 8,250,000 shares of the Company’s common stock. Shares authorized for issuance under the 2001 Plan may be granted to eligible employees, officers, directors, consultants and advisors in the form of stock options or up to a maximum of 1,500,000 shares of restricted stock. Under the terms of the 2001 Plan, stock options may not be granted with an exercise price less than the fair market value of the Company’s common stock at the date of the grant or for a term that exceeds ten years.

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

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $118,095 and $673,077 or $0.00 and $0.01 per share, and $353,353 and $2,401,629 or $0.01 and $0.04 in the three and six month periods ending June 30, 2006 and 2007, respectively. There was no impact on the statement of cash flows for the period ended June 30, 2007. The charge for the six month period ended June 30, 2007 included $1,287,841 related to stock options issued to the Company’s Vice President of Business Development pursuant to a consulting agreement that expired on March 31, 2007.

The Company uses the Black-Scholes and Monte Carlo Simulation option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term of the options granted, estimates on the expected time period that employees will retain their vested stock options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and, as a result, provide significantly different amounts recognized in the Company’s statement of operations.

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Six Months Ended June,
	2007	2006
Dividend Yield	0.0%	0.0%
Expected Volatility	115.5%	122.0%
Risk Free Interest Rate	4.8%	5.0%
Expected Option Terms (in years)	5	3

The following assumptions were used to estimate the fair market value of options granted using the Monte Carlo Simulation pricing model:

	Six Months Ended June,
	2007	2006
Dividend Yield	0.0%	0.0%
Expected Volatility	106.0%	106.0%
Risk Free Interest Rate	4.5%	4.6%
Expected Option Terms (in years)	5	5.0%

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 1,111,000 new stock options granted during the six months ended June 30, 2007, including the impact of 400,000 stock options granted to the Company’s Chairman, Interim President and CEO.

At June 30, 2007, there were approximately 1,546,459 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were 175,000 new restricted stock grants issued for the six months ended June 30, 2007 and approximately 717,150 shares of restricted stock were available for future grant on June 30, 2007. Non-vested restricted stock activity for the six months ended June 30, 2007 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2006	—	$0.0
Granted	175,000	3.58
Vested	—	—
Forfeited	—	—

Nonvested balance as of June 30, 2007	175,000	$3.58

Transactions under all of the Company’s equity incentive plans during the three months ended June 30, 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,790,868	$1.66
Granted	1,111,000	3.01
Exercised	(831,918)	0.36
Canceled/Forfeited	(400,333)	1.79

Outstanding at June 30, 2007	5,669,617	$2.11	8.69	$10,310,369

Exerciseable at June 30, 2007	1,320,017	$1.48	6.95	$3,450,845

The fair value of options granted during the six months ended June 30, 2007 was $3,138,508, with a per share weighted average fair value of $3.47. The fair value of options granted during the six months ended June 30, 2006 was $375,402, with a per share weighted average fair value of $1.52. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of June 30, 2007, there was $6,015,732 of total unrecognized compensation cost related to approximately 4,364,450 unvested outstanding stock options, with a per share weighted average fair value of $1.33. The expense is anticipated to be recognized over a weighted average period of 2.5 years. The total intrinsic value of stock options exercised during the first six months of 2006 and 2007 was $963,464 and $1,980,391, respectively. For the six months ended June 30, 2007, proceeds received upon the exercise of options were $97,838.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and six months ended June 30, 2006 and 2007 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Cost of goods sold	$2,362	$2,833	$4,654	$5,635
Research and development	11,984	18,533	23,835	27,266
Selling, general and administrative	72,450	651,711	131,058	2,368,728

Share-based compensation expense	$86,796	$673,077	$159,547	$2,401,629

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

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three and six month periods ended June 30, 2007, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,669,617 shares of common stock, warrants for the purchase of 37,015 shares of common stock and warrants for the purchase of 115,385 shares of Series A Convertible Preferred Stock and 5,000 Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2006, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,250,125 shares of common stock, warrants for the purchase of 37,015 shares of common stock, warrants for the purchase of 251,127 shares of Series A Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows as the Company incurred a net loss for the three months ended June 30, 2006 and 2007. This pronouncement will have an impact if and when the Company incurs net income and at that time management will evaluate whether the Company’s existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company had no other comprehensive income for all periods presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances and is effective, for the Company, beginning fiscal first quarter 2008. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in fiscal first quarter 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

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

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three and six month periods ended June 30, 2006 and 2007. During the three month periods ended June 30, 2006 and 2007, international sales accounted for 13% and 10% of total revenues, respectively. During the six month periods ended June 30, 2006 and 2007, international sales accounted for 16% and 6% of total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2006 and June 30, 2007 consisted of the following:

	December 31, 2006	June 30, 2007
Raw materials	$494,767	$1,372,446
Work in process	673	5,357
Finished goods	24,650	553,631

	$520,090	$1,931,434

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

Total shares of preferred stock issued and outstanding at December 31, 2006 and June 30, 2007, respectively were as follows:

	December 31, 2006	June 30, 2007
Series A Convertible Preferred
Shares issued and outstanding	—	—
Liquidation preference and redemption value	$—	$—
Series B Convertible Preferred
Shares issued and outstanding	—	—
Liquidation preference and redemption value	—	—
Series C Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference and redemption value	—	12,500,000
Total Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference and redemption value	$—	$12,500,000

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

During the six month period ended June 30, 2006 investors exercised their rights to convert 45,248 shares of Series A stock, into 588,224 shares of the Company’s common stock. The Company had warrants for the purchase of 115,385 shares of Series A stock, which are convertible into an additional 1,500,005 shares of common stock, outstanding at December 31, 2006 and June 30, 2007.

During the six month period ended June 30, 2006, warrants for the purchase of 132,342 shares of Series A stock were exercised at a price of $5.525 per share providing the Company with gross proceeds of $731,190. These shares of Series A stock were converted into 1,720,446 shares of common stock. During the six month period ended June 30, 2007, no warrants to purchase Series A stock were exercised. There are no remaining shares of Series A stock outstanding.

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

During the six month period ended June 30, 2006, investors exercised their rights to convert 2,173 shares of Series B stock into 4,828,889 shares of the Company’s common stock. The Company had no shares of Series B stock and no warrants for the purchase of additional shares of Series B stock outstanding at December 31, 2006 and June 30, 2007, respectively. In addition, during the six months ended June 30, 2006, the Company’s placement agent exercised its warrant to purchase 953,333 shares of the Company’s common stock.

The warrants to purchase Series B stock, originally issued December 6, 2004, were classified as a liability and related changes in the fair value of those Series B warrants were reflected as additional non-operating gains and losses. The impact of the unrealized change in the fair value of the Series B warrants for the six months ended June 30, 2006 was a charge of $6,264,727. As of June 30, 2007, there were no warrants to purchase shares of Series B stock outstanding, and, therefore, no further gains or charges will be incurred in future periods.

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

The conversion price of the Series C stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C stock, the conversion price of the Series C stock will be adjusted. On May 18, 2007 the Company filed a registration statement with the Securities and Exchange Commission pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, registering the resale of the shares of common stock issuable upon conversion of the Series C stock. The registration statement was declared effective by the Securities and Exchange Commission on June 11, 2007. The Company has agreed to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144(k) under the Act.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Company classified the Series C stock outside of permanent equity based on the rights the holder of the Series C stock in a deemed liquidation.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and June 30, 2007.

The Company warrants all of its non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company had $119,125 and $137,260 of accrued warranties at December 31, 2006 and June 30, 2007, respectively, as set forth in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Balance at beginning of period	$53,846	$145,648	$43,615	$119,125
Provision for warranty for units sold	52,035	39,000	70,311	74,500
Cost of warranty incurred	(31,612)	(47,388)	(39,657)	(56,365)

Balance at end of period	$74,269	$137,260	$74,269	$137,260

7. RECENT DEVELOPMENTS

On March 21, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical, Inc. (“St. Jude Medical”). The Co-Marketing Agreement granted St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products (the “Products”) to cardiologists and electrophysiologists in North America

(the “St. Jude Target Accounts”). The initial term of the Co-Marketing Agreement expires on April 30, 2010. The term of the Co-Marketing Agreement will be automatically renewed for an additional two-year term unless either party notifies the other of its intention to terminate the Co-Marketing Agreement at least six months prior to the expiration of the initial term.

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

On June 18, 2007, the Company and St. Jude Medical entered into an amendment (the “Amendment”) to the Co-Marketing Agreement that provides the Company’s sales force the ability to support St. Jude Medical’s field force in all physician markets. Specifically, the Amendment redefines the St. Jude Target Accounts to include all physician practices in North America, including cardiologists, electrophysiologists, general practitioners and internal medicine physicians. The Amendment further provides that the Company may provide sales assistance to St. Jude Medical with regard to its sales to St. Jude Medical Target Accounts.

The Amendment also confirms that the Company was permitted to continue its sales efforts to St. Jude Target Accounts between April 30, 2007 and May 31, 2007 as well as St. Jude Medical’s agreement to reduce its agent fee for certain sales made to St. Jude Target Accounts between April 30, 2007 and May 31, 2007.

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

On May 18, 2007 the Company filed a registration statement with the Securities and Exchange Commission pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, registering the resale of the shares of common stock issuable upon conversion of the Series C stock. The registration statement was declared effective by the Securities and Exchange Commission on June 11, 2007. The Company has agreed to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144(k) under the Act.

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

Under the Amended Agreement, Dr. Cohen also received an aggregate of 175,000 shares of restricted common stock of the Company (the “Restricted Shares”) subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. The Restricted Shares are divided into two tranches of 34,200 shares (the “First Tranche Shares”) and 140,800 shares (the “Second Tranche Shares”). The Restricted Shares vest on January 1, 2010. In the event that Dr. Cohen voluntarily terminates his service both as a consultant to the Company and as a member of Company’s Board of Directors, all unvested Restricted Shares are forfeited to the Company. In the event of a Change in Control of the Company or a non-voluntary termination by the Company of Dr. Cohen’s services as a consultant or a member of the Company’s Board of Directors, those First Tranche Shares that are earned by Dr. Cohen as of the date of the event and all of the Second Tranche Shares vest immediately. The First Tranche Shares are deemed earned by Dr. Cohen in monthly increments of 950 during the Interim Consulting Period. In connection with the restricted common stock, the Company recorded additional non-cash consulting fees of $30,577 included in selling, general and administrative expenses in the accompanying statement of operations.

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

Our Microvolt T-Wave Alternans (“MTWA”) test is performed using our primary products, the Heartwave II System in conjunction with our single use Micro-V Alternans Sensors. We sell both products in the United States through our direct sales organization comprised of a limited number of direct sales representatives and through our Co-Marketing Agreement with St. Jude Medical, Inc. Outside the United States, we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our HearTwave units in the United States and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors.

Distribution Update

At June 30, 2007, we employed 10 direct sales representatives and 3 regional managers in the U.S. We also employ 14 clinical application specialists who provide clinical support to our direct sales force and our customers. Our objective is to employ approximately 30 by the end of 2007. We utilize country specific independent distributors for the sales of our products outside the U.S.

On March 21, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical, Inc. The Co-Marketing Agreement grants St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products to cardiologists and electrophysiologists in North America. On June 18, 2007, the Company entered into Amendment No. 1 to the Co-Marketing Agreement with St. Jude Medical, effective March 21, 2007, enabling St. Jude Medical to also market Cambridge Heart’s HearTwave II Microvolt Alternans test to North American primary care and internal medicine physicians. In addition, Cambridge Heart’s sales force has the ability to support St. Jude Medical’s field sales force in all physician markets in North America. The initial term of the Co-Marketing Agreement expires on April 30, 2010. See “Other Recent Developments” below.

Reimbursement Update

We generate substantially all of our revenue through the sale of capital equipment in the form of our HearTwave II System, which has a list price of slightly less than $34,000 per system, as well as the sale of our disposable sensors, which have a list price of approximately $84 per unit, subject to certain volume discounts. In order for physician practices and other health care providers to be able to purchase these products from us, the availability of appropriate reimbursement to them from both the federal government (Medicare) or a private insurance company is essential. At present, approximately one-half of the U.S. patient population that we believe is most likely to benefit from our MTWA test are at least 65 years old and therefore eligible for reimbursement via Medicare. The remaining 50% of our potential patient population is covered through private insurance plans such as Blue Cross/Blue Shield, Aetna, Cigna, Kaiser and United Healthcare.

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

While the Company has been able to achieve increased reimbursement coverage, there remain large patient populations in the United States where physicians and other health care providers cannot obtain proper reimbursement for the use of our products. For example, large insurers such as United Healthcare and a number of individual Blue Cross/Blue Shield insurance companies continue to maintain a policy of not reimbursing physicians for the use of our products. At June 30, 2007, we believe that reimbursement coverage remained unavailable for approximately 25% of the total patient population in the United States for whom a MTWA test would reasonably be considered appropriate. While the Company is actively working to broaden reimbursement coverage, there can no assurance that additional third-party insurers will decide to make reimbursement available in the near term, if at all, or even that certain payers who now reimburse for the use of our products will not decide to significantly reduce, or even eliminate, the level of reimbursement available for the use of our products.

In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. While the Company is actively working with CMS and other relevant parties to obtain a more favorable calculation formula, we believe that this ruling, if not modified, will result in annual reductions in all categories of reimbursement levels, including diagnostic testing, through the year 2010. Any reduction in reimbursement for our MTWA Test may affect the demand for, price of, or utilization of our HearTwave II System and Micro-V Alternans Sensors, which may in turn have an adverse effect on our business.

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

Other Recent Developments

On March 21, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical. The Co-Marketing Agreement grants St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products (the “Products”) to cardiologists and electrophysiologists in North America (the “St. Jude Target Accounts”). The initial term of the Co-Marketing Agreement expires on April 30, 2010. The term of the Co-Marketing Agreement will be automatically renewed for an additional two-year term unless either party notifies the other of its intention to terminate the Co-Marketing Agreement at least six months prior to the expiration of the initial term.

On June 18, 2007, the Company entered into Amendment No. 1 to the Co-Marketing Agreement with St. Jude Medical, effective March 21, 2007, enabling St. Jude Medical to also market Cambridge Heart’s HearTwave II Microvolt Alternans test to North American primary care and internal medicine physicians. In addition, Cambridge Heart’s sales force has the ability to support St. Jude Medical’s field sales force in all physician markets in North America.

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

On May 18, 2007 the Company filed a registration statement with the Securities and Exchange Commission pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, no later than 60 days following March 21, 2007, a registration statement registering the resale of the shares of common stock issuable upon conversion of the Series C stock, to cause the registration statement to be declared effective under the Securities Act of 1933, as amended (the “Act”), no later than 120 days following March 21, 2007, and to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144(k) under the Act. The registration statement was declared effective by the Securities and Exchange Commission on June 11, 2007.

In July 2007, Vincenzo LiCausi was appointed to Vice President of Finance & Administration and Chief Financial Officer of the Company. Mr. LiCausi replaces Roderick de Greef, who earlier this year notified the Company of his intention to resign. Mr. LiCausi previously served as Cambridge Heart’s Corporate Controller.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company sometimes sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $126,548 at June 30, 2007 ($117,897 at December 31, 2006) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three-month period ended June 30, 2007 was $99,175. At December 31, 2006 and June 30, 2007, the allowance for doubtful accounts was $232,962 and $215,472, respectively.

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

Revenue:

	Three months ended June 30,					Six months ended June 30,
	2006	% of Total	2007	% of Total	% Change	2006	% of Total	2007	% of Total	% Change

Alternans Products:
U.S.	$1,327,069	75%	$2,158,890	81%	63%	2,275,788	71%	$4,416,212	84%	94%
Rest of World	139,650	8%	76,980	3%	-45%	$284,998	9%	127,650	2%	-55%

Total	1,466,719	83%	2,235,870	84%	52%	2,560,786	80%	4,543,862	87%	77%
Stress Products:
U.S.	205,534	12%	231,665	9%	13%	385,459	12%	492,492	9%	28%
Rest of World	92,626	5%	185,625	7%	100%	237,654	7%	206,325	4%	-13%

Total	298,160	17%	417,290	16%	40%	623,113	20%	698,817	13%	12%

Total Revenues	$1,764,879	100%	$2,653,160	100%	50%	3,183,899	100%	$5,242,679	100%	65%

Three and Six Month Periods ended June 30, 2006 and 2007

Revenue

Total revenue for the three months ended June 30, 2006 and 2007 was $1,764,879 and $2,653,160, respectively, an increase of 50%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $1,466,719 during the three months ended June 30, 2006, compared to $2,235,870 during the same period of 2007, an increase of 52%. Our Alternans products accounted for 83% and 84% of total revenue for the three-month periods ended June 30, 2006 and 2007, respectively. Revenue from the sale of our non-Alternans products for the three months ended June 30, 2006 and 2007 was $298,160 and $417,290, respectively.

Total revenue for the six months ended June 30, 2006 and 2007 was $3,183,899 and $5,242,679, respectively, an increase of 65%. Revenue from the sale of our Alternans products, was $2,560,786 during the six months ended June 30, 2006, compared to $4,543,862 during the same period of 2007, an increase of 77%. Our Alternans products accounted for 80% and 87% of total revenue for the three-month periods ended June 30, 2006 and 2007, respectively. Revenue from the sale of our non-Alternans products for the six months ended June 30, 2006 and 2007 was $623,113 and $698,817, respectively.

The increases in revenue is primarily attributable to the expansion of our sales force in the United States, and further development of the market.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended June 30, 2006 and 2007 was 59% and 64%, respectively. Gross profit, as a percentage of revenue, for the six months ended June 30, 2006 and 2007 was 59% and 64%, respectively. The increase in gross profit as a percentage of revenue is primarily attributable to higher overall revenue levels, and higher domestic sales of our Alternans products, which have higher average selling prices and gross margins when compared to Alternans products sold outside the United States, or non-Alternans products.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended June 30,					Six months ended June 30,
	2006	% of Total Revenue	2007	% of Total Revenue	% Inc/(Dec) 2007 vs 2006	2006	% of Total Revenue	2007	% of Total Revenue	% Inc/(Dec) 2006 vs 2005
Operating Expenses:
Research and development	$104,518	6%	154,894	6%	48%	$262,270	8%	$263,057	5%	0.3%
Selling, general and administrative	1,581,172	90%	3,953,643	149%	150%	2,888,481	91%	8,758,325	167%	203%

Total	$1,685,690	96%	$4,108,537	155%	144%	$3,150,751	99%	$9,021,382	172%	186%

Research and Development

Research and development expense for the three months ended June 30, 2006 and 2007 was $104,518 and $154,894, respectively, an increase of 48%. Research and development expense for the six months ended June 30, 2006 and 2007 was $262,270 and $263,057, respectively, an increase of 0.3%. The increase is primarily attributable to higher scientific advisory consulting expenses. Research and development expense for the 2007 period included $27,266 in non-cash, stock-based compensation expense resulting from the adoption of FAS 123R on January 1, 2006.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2006 and 2007 was $1,581,172 and $3,953,643, respectively, an increase of 150%. SG&A expense for the six months ended June 30, 2006 and 2007 was $2,888,481 and $8,758,075, respectively, an increase of 251%. Sales and marketing expense for the 2006 and 2007 periods was 58% and 61% of total SG&A expense, respectively. The increase was primarily attributable to higher selling costs associated with expanding our direct sales force and clinical application specialists, increased marketing and business development expenses. SG&A expense for the 2007 period included $2,368,728 in non-cash, stock-based compensation expense. Included in this amount was $1,287,841 of non-cash stock based compensation expense related to stock options awarded pursuant to a consulting agreement with the Company’s Vice President of Business Development that expired on March 31, 2007. We expect SG&A expense to increase materially through the remainder of this year, as we continue to expand our clinical application organization, continue our sales training expenditures, prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and incur higher non-cash, stock-based compensation expense resulting from higher headcount levels.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended June 30, 2006 and 2007 was $100,955 and $220,873, respectively, an increase of 119%. Interest income, net of interest expense, for the three months ended June 30, 2006 and 2007 was $173,916 and $317,923, respectively, an increase of 83%. The increase in interest income is the result of higher amounts of invested cash and rising interest rates.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended June 30, 2007 was $2,202,560 compared to $541,545 in the same period in 2006. The net loss attributable to common stockholders for the six months ended June 30, 2007 was $5,358,415 compared to $7,378,558 in the same period in 2006. The net loss attributable to common stockholders for the six months June 30, 2006 included a non-cash charge related to the change in value of the warrants to purchase shares of Series B stock was $6,264,727. The charge for the 2006 period was primarily the result of the increase in our common stock price during the quarter, as it impacts the Black-Scholes value of these warrants.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $15,762,509 at June 30, 2007, compared to $8,390,742 at December 31, 2006, an increase of $7,371,767, or 87%. This net increase reflects net proceeds of $11,677,108 from the sales of Series C stock to St. Jude Medical during the period, offset by our use of cash in support of operations of $4,361,384 for the six months ended June 30, 2007. Accounts receivable, net of allowance for doubtful accounts increased $687,982, or 41%, as a result of higher sales volume for the six months ended June 30, 2007 compared to the six months ended December 31, 2006. Inventory at June 30, 2007 increased by $1,411,344, or 271%, as a result of maintaining minimum inventory levels pursuant to the terms of the Co-Marketing Agreement between the Company and St. Jude Medical, compared to December 31, 2006. Prepaid expenses and other current assets at June 30, 2007 increased $57,958, or 44%, compared to December 31, 2006. Fixed asset additions for the six months ended June 30, 2007 were $38,308.

Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the ordinary course of business. We have experienced recurring losses from operations of $1,287,747 and $5,676,328 for the six months ended June 30, 2006 and 2007, respectively, and recurring negative cash flow from operations for the six months ended June 30, 2006 and 2007 of $729,060 and $4,361,384, respectively. In addition, we had an accumulated deficit at June 30, 2007 of $74,762,464.

In March 2007, we sold $12.5 million ($11.7 million net of issuance costs) of Series C stock to St. Jude Medical. At this time, we expect that this new capital inflow, when combined with our existing cash resources, will be sufficient to fund our operations for at least the next 12 months. Cash used by operations has increased on a quarterly basis for the last year, and cash use is expected to remain consistent throughout 2007 as we build out our manufacturing operations and clinical applications group to support the St. Jude Medical relationship, and the working capital requirements increase in line with expected growth.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2009. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to June 30, 2007.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2007 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$77,064	$17,784	$35,568	$23,712	$—
Operating Lease Obligations	$66,458	$66,458	$—	$—	$—
Purchase Obligations	$90,000	$70,000	$20,000	$—	$—

Total	$233,522	$154,242	$55,568	$23,712	$—

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing partner to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of third-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology. Many of these factors are more fully discussed, as are other factors, under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which has been filed with the Securities and Exchange Commission and is available at www.sec.gov/edgar.

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

See Note 2 to our Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at June 30, 2007 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made primarily in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 19, 2007 (the “Annual Meeting”). At the Annual Meeting, Richard J. Cohen and Lawrence J. Blumberg were elected as Class II Directors for a three year term. The other directors whose terms of office continued after the meeting are as follows: Robert P. Khederian, Kenneth Hachikian and Reed Malleck.

The following is a summary of each matter voted at the meeting and the number of votes cast for, against or withheld and abstentions as to each such matter:

1.	To elect the following Class I Directors to serve for the ensuing three years.

Richard J. Cohen	For: 60,977,700	Withheld: 2,985,513	Abstain: 0
Lawrence J. Blumberg	For: 60,923,979	Withheld: 3,039,234	Abstain: 0

2.	To amend the 2001 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder.

For: 20,115,498	Against: 3,382,733	Abstain: 98,906

3.	To ratify the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent accountants for the year ending December 31, 2007.

For: 60,900,235	Against: 348,413	Abstain: 714,563

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: August 14, 2007	By:	/s/ Vincenzo LiCausi
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1 to Co-Marketing Agreement, dated as of June 18, 2007 between the Registrant and St. Jude Medical, Inc.*

10.2	2001 Stock Incentive Plan, as amended, is incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement as filed on April 27, 2007 (File No. 0-20991).

10.3	Amended and Restated Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated May 14, 2007, is incorporated herein by reference to Exhibit 10-8 to the Registrant’s Registration Statement on Form S-3 (File No. 333-143091).*

10.4	Non-statutory Stock Option Agreement dated March 28, 2007 between the Registrant and Robert P. Khederian.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.