Form 10-Q
period 2007-09-30
CAMBRIDGE HEART INC
filed 2007-11-14
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Ye   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2007:

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	64,718,021

CAMBRIDGE HEART, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2006	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$890,742	$1,277,961
Marketable securities	7,500,000	12,900,000
Accounts receivable, net of allowance for doubtful accounts of $232,962 and $293,138 at December 31, 2006 and September 30, 2007, respectively	1,658,873	2,372,220
Inventory	520,090	2,204,725
Prepaid expenses and other current assets	130,988	117,069

Total current assets	$10,700,693	$18,871,975
Fixed assets, net	136,198	152,686
Other assets	85,589	72,222

Total Assets	$10,922,480	$19,096,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$871,888	$1,138,983
Accrued expenses	1,294,293	1,383,816
Current portion of capital lease obligation	10,089	8,695

Total current liabilities	2,176,270	2,531,494

Debt, long-term portion	44,800	40,712

Total liabilities	2,221,070	2,572,206
Commitments and contingencies (Note 6)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2006 and September 30, 2007, respectively; -0- and 5,000 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	—	11,677,108
Warrants to acquire Series A Convertible Preferred Stock of 115,385 shares issued and outstanding at December 31, 2006 and September 30, 2007	212,416	212,416

	212,416	11,889,524

Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2006 and September 30, 2007, respectively; 63,635,505 and 64,718,021, shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	63,635	64,718
Additional paid-in capital	77,829,408	81,135,529
Accumulated deficit	(69,404,049)	(76,565,094)

Total stockholders’ equity	8,488,994	4,635,153

Total Liabilities and Stockholders’ Equity	$10,922,480	$19,096,883

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenue	$2,030,610	$2,672,760	$5,214,509	$7,915,439
Cost of goods sold	781,743	907,550	2,102,638	2,805,185

Gross profit	1,248,867	1,765,210	3,111,871	5,110,254
Costs and expenses:
Research and development	112,956	119,618	375,226	382,675
Selling, general and administrative	2,061,599	3,640,135	4,950,080	12,398,461

Total Operating Expenses	2,174,555	3,759,753	5,325,306	12,781,136

Loss from operations	(925,688)	(1,994,543)	(2,213,435)	(7,670,882)
Interest income	107,570	195,906	283,151	521,867
Interest expense	—	(3,991)	(1,665)	(12,029)
Change in valuation of Series B warrants	—	—	(6,264,727)	—

Net loss	$(818,118)	$(1,802,628)	$(8,196,676)	$(7,161,044)

Net loss attributable to common stockholders	$(818,118)	$(1,802,628)	$(8,196,676)	$(7,161,044)

Net loss per common share-basic and diluted	$(0.01)	$(0.03)	$(0.14)	$(0.11)

Weighted average common shares outstanding-basic and diluted	60,983,423	64,451,465	58,717,264	64,378,694

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(8,196,676)	$(7,161,044)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	72,006	62,885
Stock based compensation expense	551,972	3,048,741
Provision for allowance for bad debts	58,850	233,076
Change in valuation of Series B warrants	6,264,727	—
Changes in operating assets and liabilities:
Accounts receivable	(775,544)	(946,422)
Inventory	29,956	(1,684,635)
Prepaid expenses and other current assets	(3,701)	13,919
Accounts payable and accrued expenses	764,578	382,324

Net cash used for operating activities	(1,233,830)	(6,051,156)

Cash flows from investing activities:
Purchases of fixed assets	(59,788)	(66,508)
Purchases of marketable securities	(2,750,000)	(11,700,000)
Proceeds from the maturity of marketable securities	—	6,300,000

Net cash used in investing activities	(2,809,788)	(5,466,508)

Cash flows from financing activities:
Proceeds from exercise of common and convertible preferred stock warrants, net of issuance costs of $165,165 in 2006	4,100,468	—
Proceeds from issuance of series C convertible preferred stock, net of issuance costs of $822,892	—	11,677,108
Proceeds from the issuance of common stock		233,181
Principal payments on capital lease obligations	(1,401)	(5,406)

Net cash provided by financing activities	4,099,066	11,904,883

Net increase (decrease) in cash and cash equivalents	55,448	387,219
Cash and cash equivalents, beginning of period	547,833	890,742

Cash and cash equivalents, end of period	$603,281	$1,277,961

Supplemental Disclosure of Cash Flow Information

The Company paid $1,665 and $12,029 in interest expense for the nine month periods ended September 30, 2006 and 2007, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the nine month period ended September 30, 2006, investors exercised their rights to convert 45,248 shares of Series A Convertible Preferred Stock into 588,224 shares of the Company’s common stock at a conversion price of $0.34 per share.

During the nine month period ended September 30, 2006, the Company issued 15,113 shares of its Series A Convertible Preferred Stock to two investors pursuant to the cashless exercise of warrants to acquire 20,361 shares of Series A Convertible Preferred Stock.

During the nine month periods ended September 30, 2006 and 2007, the Company issued 21,154 and 632,266 shares of common stock, respectively, to investors pursuant to the cashless exercise of options to purchase 82,500 and 700,000 shares of common stock, respectively.

During the nine month period ended September 30, 2006, investors exercised their right to convert 2,173 shares of Series B Convertible Preferred Stock into 4,828,889 shares of the Company’s common stock at a conversion price of $0.45 per share.

During the nine month period ended September 30, 2007, the Company issued restricted stock valued at $625,000 to a consultant of which $90,759 has been recognized as consulting expense in the statement of operations.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has experienced recurring losses from operations of $925,688 and $1,994,543 for the three month periods ended September 30, 2006 and 2007, respectively, and recurring negative cash flow from operations of $1,233,830 and $6,051,156 for the nine month periods ended September 30, 2006 and 2007, respectively. In addition, the Company had an accumulated deficit of $76,565,094 at September 30, 2007.

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

The Company’s interim financial statements as of September 30, 2006 and 2007 are unaudited and, in the opinion of the management, reflect all adjustments (consisting solely of normal and recurring items) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amounted to $7,500,000 and $12,900,000 at December 31, 2006 and September 30, 2007, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. Short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $563,366 and $534,821 at December 31, 2006 and September 30, 2007, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $198,819 and $647,189, or $0.00 and $0.01 per share, and $551,972 and $3,048,741, or $0.00 and $0.05 per share in the three and nine month periods ending September 30, 2006 and 2007, respectively. There was no impact on the statement of cash flows for the period ended September 30, 2007. The charge for the nine month period ended September 30, 2007 included $1,287,841 related to stock options issued to the Company’s former Vice President of Business Development pursuant to a four-month consulting agreement that expired on March 31, 2007.

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

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Nine Months Ended September 30,
	2007	2006
Dividend Yield	0.0%	0.0%
Expected Volatility	110-116%	121.0%
Risk Free Interest Rate	4.0-4.8%	4.5%
Expected Option Terms (in years)	5	3-5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 1,223,500 new stock options granted during the nine months ended September 30, 2007, including 400,000 stock options granted to the Company’s Chairman, Interim President and CEO.

At September 30, 2007, there were approximately 1,485,626 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were 175,000 new restricted stock grants issued for the nine months ended September 30, 2007 and approximately 717,150 shares of restricted stock were available for future grant on September 30, 2007.

Transactions under all of the Company’s equity incentive plans during the nine months ended September 30, 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,790,868	$1.66
Granted	1,223,500	3.07
Exercised	(975,252)	0.45
Canceled/Forfeited	(445,333)	1.85

Outstanding at September 30, 2007	5,593,783	$2.17	$8.52	$7,491,501

Exerciseable at September 30, 2007	1,889,292	$1.23	7.16	$4,406,086

The fair value of options granted during the nine months ended September 30, 2007 was $3,799,140, with a per share weighted average fair value of $3.07. The fair value of options granted during the nine months ended September 30, 2006 was $1,371,001, with a per share weighted average fair value of $1.79. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of September 30, 2007, there was $5,305,379 of total unrecognized compensation cost related to approximately 3,704,491 unvested outstanding stock options, with a per share weighted average fair value of $2.36. The expense is anticipated to be recognized over a weighted average period of 2.33 years. The total intrinsic value of stock options exercised during the first nine months of 2006 and 2007 was $1,721,001 and $2,381,613, respectively. For the nine months ended September 30, 2007, proceeds received upon the exercise of options were $135,343.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and nine months ended September 30, 2006 and 2007 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Cost of goods sold	$2,476	$2,864	$7,130	$8,499
Research and development	12,115	18,736	35,950	46,002
Selling, general and administrative	184,228	625,589	508,892	2,994,240

Share-based compensation expense	$198,819	$647,189	$551,972	$3,048,741

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

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended September 30, 2007, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,593,783 shares of common stock, warrants for the purchase of 37,015 shares of common stock and warrants for the purchase of 115,385 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2006, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,129,000 shares of common stock, warrants for the purchase of 37,015 shares of common stock, warrants for the purchase of 251,127 shares of Series A Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows as the Company incurred a net loss for the three months ended September 30, 2006 and 2007. This pronouncement will have an impact if and when the Company incurs net income and at that time management will evaluate whether the Company’s existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company had no other comprehensive income for all periods presented.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances and is effective, for the Company, beginning fiscal first quarter 2008. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in fiscal first quarter 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). Adoption of FIN 48 did not have any material impact on the financial statements.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three and nine month periods ended September 30, 2006 and 2007. During the three month periods ended September 30, 2006 and 2007, international sales accounted for 6% and 5% of total revenues, respectively. During the nine month periods ended September 30, 2006 and 2007, international sales accounted for 12% and 6% of total revenues, respectively. Company policy does not require collateral on account receivable balances.

4. INVENTORIES

Inventories at December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007
Raw materials	$494,767	$1,041,404
Work in process	673	1,162,965
Finished goods	24,650	356

	$520,090	$2,204,725

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

Total shares of preferred stock issued and outstanding at December 31, 2006 and September 30, 2007, respectively were as follows:

	December 31, 2006	September 30, 2007
Series A Convertible Preferred
Shares issued and outstanding	—	—
Liquidation preference and redemption value	$—	$—

Series B Convertible Preferred
Shares issued and outstanding	—	—
Liquidation preference and redemption value	—	—

Series C Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference and redemption value	—	12,500,000

Total Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference and redemption value	$—	$12,500,000

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

During the nine month period ended September 30, 2006 investors exercised their rights to convert 45,248 shares of Series A stock, into 588,224 shares of the Company’s common stock. The Company had warrants for the purchase of 115,385 shares of Series A stock, which are convertible into an additional 1,500,005 shares of common stock, outstanding at December 31, 2006 and September 30, 2007.

During the nine month period ended September 30, 2006, warrants for the purchase of 132,342 shares of Series A stock were exercised at a price of $5.525 per share providing the Company with gross proceeds of $731,190. These shares of Series A stock were converted into 1,720,446 shares of common stock. During the nine month period ended September 30, 2007, no warrants to purchase Series A stock were exercised. At December 31, 2006 and September 30, 2007, there were no shares of Series A stock outstanding.

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

During the nine month period ended September 30, 2006, investors exercised their rights to convert 2,173 shares of Series B stock into 4,828,889 shares of the Company’s common stock. The Company had no shares of Series B stock and no warrants for the purchase of additional shares of Series B stock outstanding at December 31, 2006 and September 30, 2007, respectively. In addition, during the nine months ended September 30, 2006, the Company’s placement agent exercised its warrant to purchase 953,333 shares of the Company’s common stock.

The warrants to purchase Series B stock, originally issued December 6, 2004, were classified as a liability and related changes in the fair value of those Series B warrants were reflected as additional non-operating gains and losses. The impact of the unrealized change in the fair value of the Series B warrants for the nine months ended September 30, 2007 was a charge of $6,264,727. As of September 30, 2007, there were no warrants to purchase shares of Series B stock outstanding, and, therefore, no further gains or charges will be incurred in future periods.

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

The conversion price of the Series C stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C stock, the conversion price of the Series C stock will be adjusted. On May 18, 2007, the Company filed a registration statement with the Securities and Exchange Commission pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical registering the resale of the shares of common stock issuable upon conversion of the Series C stock. The registration statement was declared effective by the Securities and Exchange Commission on June 11, 20007. The Company has agreed to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144(k) under the Act.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Company classified the Series C stock outside of permanent equity based on the rights of the Series C stock in a deemed liquidation.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and September 30, 2007.

The Company warrants all of its non-disposable products as to compliance with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company had $119,125 and $126,011 of accrued warranties at December 31, 2006 and September 30, 2007, respectively, as set forth in the following table:

	December 31, 2006	September 30, 2007
Balance at beginning of period	$43,615	$119,125
Provision for warranty for units sold	126,500	$109,500
Cost of warranty incurred	(50,990)	$(102,614)

	$119,125	$126,011

7. RECENT DEVELOPMENTS

On October 29, 2007, we entered into a Voting Agreement with Robert P. Khederian, the Company’s Chairman of the Board of Directors and Interim President and Chief Executive Officer. The Voting Agreement was executed in connection with the election by the Board of two new directors of the Company who qualify as independent directors under the Nasdaq Marketplace Rules.

The Certificate of Designations of the Preferred Stock of Cambridge Heart, Inc. to be Designated Series A Convertible Preferred Stock (the “Series A Certificate of Designations”) provides that the holders of Series A stock, voting as a separate class, are entitled to elect up to four members of the Board and that at such time the total number of directors may not exceed nine. There are currently no shares of Series A stock outstanding. There are, however, warrants to purchase an aggregate of 115,383 shares of Series A stock (“Series A warrants”) currently outstanding. Mr. Khederian is the holder of record of 78,054 Series A warrants, representing approximately 66.7% of the outstanding Series A warrants.

Under the Voting Agreement, Mr. Khederian agreed to hold and not transfer or otherwise dispose of any of the Series A warrants registered in his name or any shares of Series A stock that he may acquire upon exercise of his Series A warrants if, as a result of such transfer or disposition, he will not hold a majority of the Series A stock (assuming the exercise of all outstanding Series A warrants). Mr. Khederian also agreed that upon the request of the Board he would exercise that number of Series A warrants so that he holds at least a majority of the shares of Series A stock then outstanding and entitled to vote. Mr. Khederian further agreed to vote all of his shares of Series A stock so as to elect up to two individuals that are nominated or recommended for election as Series A stock directors by a majority of the Board, provided the Board has determined that such individuals qualify as independent directors under the Nasdaq Marketplace Rules then in effect.

The Voting Agreement will terminate on the earliest of the following dates: (i) the date as of which there are no shares of Series A stock or Series A warrants outstanding; (ii) the date as of which the Certificate of Incorporation (including the Series A Certificate of Designations) has been amended so that holders of Series A stock are no longer entitled, voting as a separate class, to elect any members of the Board; and (iii) the date as of which the Company and Mr. Khederian agree to terminate the Voting Agreement with the approval of a majority of the Board.

On October 29, 2007, the Board voted to expand the number of directors of the Company from five directors to seven directors. In connection with the expansion of the number of directors, the Board elected John F. McGuire and Keith M. Serzen as Class III directors to serve until the annual meeting of the stockholders of the Company to be held in 2008 and until each of their respective successors is duly elected and qualified. The Board has determined that Messrs. McGuire and Serzen qualify as independent directors under the Nasdaq Marketplace Rules.

In connection with their appointment as directors of the Company, Messrs. McGuire and Serzen will be entitled to receive the standard fees in connection with meetings of the Board and the $15,000 annual retainer generally received by non-employee directors of the Company. Further, in connection with their election to the Board on October 29, 2007, each of Messrs. McGuire and Serzen were granted a stock option to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.40 per share, the closing price of the Company’s common stock on the date of grant. The option shares become exercisable in three equal annual installments beginning on the first anniversary of the date of grant.

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

Distribution Update

At September 30, 2007, we employed 11 direct sales representatives and 2 regional managers in the U.S. We also employ 14 clinical application specialists who provide clinical support to our direct sales force and our customers. We utilize country specific independent distributors for the sales of our products outside the U.S.

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

Many local Medicare carriers have provided coverage for the MTWA test for several years. However, coverage indications have often been inconsistent and in many instances so administratively burdensome to physicians as to make it impracticable to obtain payment for many patients whom they would like to test. The Centers for Medicaid and Medicare Services (CMS) issues the vast majority of their coverage policies via Local Coverage Decisions (LCDs). In approximately 10-15% of the cases they issue National Coverage Decisions (NCDs) to apply uniform standards across the entire country.

In 2005, we applied to CMS for a National Coverage Determination seeking broader and more uniform reimbursement coverage for our MTWA test. After a nine month application process, CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for the payment of MTWA testing of patients at risk of sudden cardiac death, but only when a MTWA test is done using our patented and proprietary spectral analytic method. Effective January 1, 2007, CMS published a revised Medicare payment amount for the CPT code for a Microvolt T-Wave Alternans Test of approximately $287.

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

While the Company has been able to achieve increased reimbursement coverage, there remain large patient populations in the United States where physicians and other health care providers cannot obtain proper reimbursement for the use of our products. For example, large insurers such as United Healthcare and a number of individual Blue Cross/Blue Shield insurance companies continue to maintain a policy of not reimbursing physicians for the use of our products. At September 30, 2007, we believe that reimbursement coverage remained unavailable for approximately 25% of the total patient population in the United States for whom a MTWA test would reasonably be considered appropriate. While the Company is actively working to broaden reimbursement coverage, there can no assurance that additional third-party insurers will decide to make reimbursement available in the near term, if at all, or even that certain payers who now reimburse for the use of our products will not decide to significantly reduce, or even eliminate, the level of reimbursement available for the use of our products.

In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. While the Company has been actively working with CMS and other relevant parties to obtain a more favorable calculation formula, we believe that this ruling, if not modified, will result in annual reductions in all categories of reimbursement levels, including diagnostic testing, through the year 2010. Any reduction in reimbursement for our MTWA test may affect the demand for, price of, or utilization of our HearTwave II System and Micro-V Alternans Sensors, which may in turn have an adverse effect on our business.

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

In March 2007, Dr. Gaetano M. De Ferrari, Head of the Intensive Care Unit in the department of cardiology at San Matteo Hospital in Pavia, Italy and a member of the ALPHA Steering Committee, presented the results of a multi-center, prospective study during the Late-Breaking Clinical Trials session of the American College of Cardiology Scientific meeting assessing the utility, using a CH2000 or HearTwave System, in predicting risk of sudden death among patients with non-ischemic cardiomyopathy. The ALPHA study (Prognostic Value of T-Wave Alternans in Patients with Heart Failure Due to Non-ischemic Cardiomyopathy) enrolled 446 Patients consecutive patients with NYHA Class II or III non-ischemic cardiomyopathy and left ventricular ejection fraction (LVEF) less than or equal to 40%. On the primary endpoint (cardiac death and life-threatening arrhythmias), an abnormal MTWA test had a Hazard Ratio of 4.01 (p=0.002), or four times the risk of a normal MTWA test. The 12-month negative predictive value of the test was reported to be 98.7%, indicating that patients with a negative test result are at very low risk of SCD. For patients with LVEF less than 35%, the Hazard Ration and negative predictive value were 4.28 (p=0.004) and 99%, respectively.

In October 2007, Dr. Theodore Chow of Ohio Heart and Vascular Center, Director of Electrophysiology Research for the Carl and Edyth Lindner Clinical Trials Center, presented the results of the MASTER trial sponsored by Medtronic, Inc. The MASTER trial analyzed the results from 575 patients with left ventricular ejection fraction less than or equal to 30%. All of the patients underwent MTWA testing with Cambridge Heart’s HearTwave II system, and all received an implantable cardioverter defibrillator (ICD). Dr. Chow presented the top-line results: while the ICD discharge rate, the primary endpoint, was lower in the MTWA negative group than in the non-negative group, this difference did not achieve statistical significance. Total mortality was higher in MTWA non-negative patients (total mortality was 13% in the MTWA non-negative group and 6% in the MTWA negative group, hazard ratio = 2.04, p = 0.02).

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

On May 18, 2007, the Company filed a registration statement with the Securities and Exchange Commission pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical registering the resale of the shares of common stock issuable upon conversion of the Series C stock. The registration statement was declared effective by the Securities and Exchange Commission on June 11, 2007. The Company has agreed to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144(k) under the Act.

On July 1 2007, Vincenzo LiCausi was appointed as Vice President of Finance & Administration, and Chief Financial Officer of the Company. Mr. LiCausi replaces Roderick de Greef, who earlier this year notified the Company of his intention to resign. Mr. LiCausi previously served as Cambridge Heart’s Corporate Controller.

On October 1, 2007, the Board of Directors of the Company voted to amend all outstanding stock options granted to non-employee directors of the Company under the 2001 Stock Incentive Plan for their services as a director to provide that, in the event of a change in control of the Company, all such outstanding stock options will immediately become exercisable in full. Notwithstanding the foregoing, all such stock options must be exercised within the time periods set forth in the applicable stock option agreement and the 2001 Stock Incentive Plan. This amendment applies to the director stock options previously awarded to Robert P. Khederian, the Company’s Chairman of the Board and interim President and Chief Economic Officer.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company sometimes sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $202,039 at September 30, 2007 ($117,897 at December 31, 2006) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three-month period ended September 30, 2007 was $0. At December 31, 2006 and September 30, 2007, the allowance for doubtful accounts was $232,962 and $293,138, respectively.

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

Revenue:

	Three months ended September 30,					Nine months ended September 30,
($000's)	2006	% of Total	2007	% of Total	% Change	2006	% of Total	2007	% of Total	% Change
Alternans Products:
U.S.	$1,632,363	80%	$2,364,168	88%	45%	3,908,151	75%	$6,780,380	86%	73%
Rest of World	103,880	5%	94,290	4%	-9%	$388,878	7%	221,940	3%	-43%

Total	1,736,243	86%	2,458,458	92%	42%	4,297,029	82%	7,002,320	88%	63%

Stress Products:
U.S.	275,177	14%	173,707	6%	-37%	660,636	13%	666,199	8%	1%
Rest of World	19,190	1%	40,595	2%	112%	256,844	5%	246,920	3%	-4%

Total	294,367	14%	214,302	8%	-27%	917,480	18%	913,119	12%	0%

Total Revenues	$2,030,610	100%	$2,672,760	100%	32%	5,214,509	100%	$7,915,439	100%	52%

Three and Nine Month Periods ended September 30, 2006 and 2007

Revenue

Total revenue for the three months ended September 30, 2006 and 2007 was $2,030,610 and $2,672,760, respectively, an increase of 32%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $1,736,243 during the three months ended September 30, 2006, compared to $2,458,458 during the same period of 2007, an increase of 42%. Our Alternans products accounted for 86% and 92% of total revenue for the three-month periods ended September 30, 2006 and 2007, respectively.

Revenue from the sale of our non-Alternans products for the three months ended September 30, 2006 and 2007 was $294,367 and $56,595, respectively.

Total revenue for the nine months ended September 30, 2006 and 2007 was $5,214,509 and $7,915,439, respectively, an increase of 51%. Revenue from the sale of our Alternans products, was $4,297,029 during the nine months ended September 30, 2006, compared to $7,002,320 during the same period of 2007, an increase of 63%. Our Alternans products accounted for 82% and 88% of total revenue for the nine-month periods ended September 30, 2006 and 2007, respectively.

Revenue from the sale of our non-Alternans products for the nine months ended September 30, 2006 and 2007 was $917,480 and $755,412, respectively.

The increases in revenue is primarily attributable to the expansion of our sales force in the United States, further development of the market, and ongoing sales and co-marketing collaboration efforts with St. Jude Medical.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended September 30, 2006 and 2007 was 62% and 66%, respectively. Gross profit, as a percentage of revenue, for the nine months ended September 30, 2006 and 2007 was 60% and 65%, respectively. The increase in gross profit as a percentage of revenue is primarily attributable to higher overall revenue levels, and higher domestic sales of our Alternans products, which have higher average selling prices and gross margins when compared to Alternans products sold outside the United States, or non-Alternans products.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended September 30,					Nine months ended September 30,
	2006	% of Total Revenue	2007	% of Total Revenue	% Inc/(Dec) 2007 vs 2006	2006	% of Total Revenue	2007	% of Total Revenue	% Inc/(Dec) 2006 vs 2005
Operating Expenses:
Research and development	$112,956	6%	119,618	4%	6%	$375,226	7%	$382,675	5%	2%
Selling, general and administrative	2,061,599	102%	3,640,135	136%	77%	4,950,080	95%	12,398,461	157%	150%

Total	$2,174,555	107%	$3,759,753	141%	73%	$5,325,306	102%	$12,781,136	161%	140%

Research and Development

Research and development expense for the three months ended September 30, 2006 and 2007 was $112,956 and $119,618, respectively, an increase of 6%. Research and development expense for the nine months ended September 30, 2006 and 2007 was $375,226 and $382,675, respectively, an increase of 2%. Research and development expense for the 2007 period included $46,002 in non-cash, stock-based compensation expense. We expect research and development expense to remain at current levels for the remainder of the year.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2006 and 2007 was $2,174,555 and $3,759,753, respectively, an increase of 73%. SG&A expense for the nine months ended September 30, 2006 and 2007 was $5,325,306 and $12,781,136, respectively, an increase of 140%. Sales and marketing expense for the 2006 and 2007 periods was 58% and 61% of total SG&A expense, respectively. The increase was primarily attributable to higher selling costs associated with expanding our direct sales force and clinical application specialists by 7, increased business development expenses and agent fees to St. Jude Medical. SG&A expense for the 2007 period included $2,963,740 in non-cash, stock-based compensation expense. Included in this amount was $1,287,841 of non-cash stock based compensation expense related to stock options awarded pursuant to a four-month consulting agreement with the Company’s former Vice President of Business Development that expired on March 31, 2007. We expect SG&A expense to increase moderately through the remainder of this year as we participate in industry conventions.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended September 30, 2006 and 2007 was $107,570 and $195,906, respectively, an increase of 82%. Interest income, net of interest expense, for the nine months ended September 30, 2006 and 2007 was $283,151 and $521,867, respectively, an increase of 84%. The increase in interest income is the result of higher amounts of invested cash and rising interest rates.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended September 30, 2007 was $1,802,628 compared to $818,118 in the same period in 2006. The net loss attributable to common stockholders for the nine months ended September 30, 2007 was $7,161,044 compared to $8,196,676 in the same period in 2006. The net loss attributable to common stockholders for the nine months September 30, 2006 included a non-cash charge related to the change in value of the warrants to purchase shares of Series B stock was $6,264,727. The charge for the 2006 period was primarily the result of the increase in our common stock price during the quarter, as it impacts the Black-Scholes value of these warrants.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $14,177,961 at September 30, 2007, compared to $8,390,742 at December 31, 2006, an increase of $5,787,219, or 69%. This net increase reflects net proceeds of $11,677,108 from the sales of Series C stock to St. Jude Medical during the period, offset by our use of cash in support of operations of $6,051,156 for the nine months ended September 30, 2007. Accounts receivable, net of allowance for doubtful accounts increased $713,347, or 43%, as a result of higher sales volume for the nine months ended September 30, 2007 compared to the nine months ended December 31, 2006. Inventory at September 30, 2007 increased by $1,684,635, or 324%, as a result of maintaining minimum inventory levels pursuant to the terms of the Co-Marketing Agreement between the Company and St. Jude Medical, compared to December 31, 2006. Prepaid expenses and other current assets at September 30, 2007 decreased $13,919, or 11%, compared to December 31, 2006. Fixed asset additions for the nine months ended September 30, 2007 was $66,508, an increase of 11% compared to December 31, 2006.

Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the ordinary course of business. We have experienced recurring losses from operations of $2,213,435 and $7,670,882 for the nine months ended September 30, 2006 and 2007, respectively, and recurring negative cash flow from operations for the nine months ended September 30, 2006 and 2007 of $1,233,830 and $6,051,156, respectively. In addition, we had an accumulated deficit at September 30, 2007 of $76,565,094.

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

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2009. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to September 30, 2007.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2007 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$72,618	$17,784	$35,568	$19,266	$—
Operating Lease Obligations	$26,583	$26,583	$—	$—	$—
Purchase Obligations	$890,000	$190,000	$260,000	$260,000	$180,000

Total	$989,201	$234,367	$295,568	$279,266	$180,000

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

See Note 2 to our Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at September 30, 2007 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made primarily in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: November 14, 2007	By:	/s/ Vincenzo LiCausi
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.