Form 10-K
period 2007-12-31
CAMBRIDGE HEART INC
filed 2008-03-31
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-20991

CAMBRIDGE HEART, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3679946
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Ames Pond Road, Tewksbury, MA	01876
(Address of Principal Executive Offices)	(Zip Code)

(978) 654-7600

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $194,959,042 computed by reference to the last reported sale price of the common stock on the OTC Bulletin Board on June 30, 2007.

As of March 28, 2008 64,718,021 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Document Description	10-K Part
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2007	Part III

PART I

Item 1.	Business

Company Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death (SCD). Our products incorporate our proprietary technology for the measurement of Microvolt T-Wave Alternans (“MTWA”), and were the first diagnostic tools cleared by the U.S. Food and Drug Administration (“FDA”) to non-invasively measure Microvolt levels of T-Wave Alternans in order to predict the risk of SCD. MTWA is an extremely subtle beat-to-beat fluctuation in the t-wave segment of a patient’s electrocardiogram. The use of our products and technology in the performance of a MTWA Test can detect these variations down to one millionth of a volt. The MTWA Test is conducted by elevating the patient’s heart rate through exercise, pharmacologic agents, or pacing with electrical pulses. Our proprietary system and proprietary sensors, when placed on the patient’s chest, can acquire and analyze the patient’s electrocardiogram for MTWA.

Published clinical data in a broad range of patients with heart disease has shown that patients with symptoms of, or at risk of, life threatening arrhythmias who test positive for MTWA are at an increased risk for subsequent sudden cardiac events including sudden death, while those who test negative are at minimal risk. Sudden cardiac arrest accounts for approximately one-third of all cardiac deaths, or over 400,000 deaths, in the U.S. each year, and is the leading cause of death in people over the age of 45.

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

We are engaged in one industry segment, which we define as diagnostic cardiology equipment. Revenue from this segment was $4,198,871, $7,437,581 and $10,106,408 for the years ended December 31, 2005, 2006 and 2007, respectively. Additional information regarding our operating segment is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K, and financial information is provided in the financial statements contained in this Annual Report on Form 10-K.

Cambridge Heart was incorporated in Delaware in 1990. Our executive offices are located at 100 Ames Pond Road, Tewksbury, Massachusetts 01876. We maintain a website with the address www.cambridgeheart.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Principal Products and Applications

The Heartwave II System

Our Heartwave II System, which has replaced our original Heartwave System, is used to perform a Microvolt T-Wave Alternans or MTWA Test. A MTWA Test requires an elevated heart rate to provide an accurate result. The required heart rate of 100-120 beats per minute is typically achieved utilizing exercise as performed on a treadmill similar to a standard stress test. The heart rate can also be elevated through the use of pharmaceuticals or by pacing, during an electrophysiology study, or using a pace maker.

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

In addition to MTWA measurement, our Heartwave II System is a diagnostic system designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac exercise stress tests. It is capable of controlling both treadmill and bicycle ergometers and is well suited for standard, nuclear or echocardiograph stress tests.

The Heartwave II System includes:

•	MTWA signal processing and analysis using our proprietary Analytic Spectral Method;

•	Windows® XP operating system powered by an Intel® Pentium® processor;

•	Large adjustable 15” color LCD display and multiple printer options, including Bluetooth or Thermal Laser; and

•	Up to 3,000 test storage capacity, with real time or review mode editing capability.

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

In November 2004, Dr. Otto Costantini, Assistant Professor of Medicine, Case Western Reserve University and Director, Arrhythmia Prevention Center, MetroHealth Medical Center, presented data at the American Heart Association Annual Meeting in New Orleans demonstrating the efficacy of Microvolt T-Wave Alternans testing in 282 non-ischemic cardiomyopathy patients with an ejection fraction of less than 40%. These patients represent a different subset of the same 549 patient study previously mentioned that was conducted by Dr. Daniel Bloomfield. Of the 282 non-ischemic patients, 34% had a normal (negative) Microvolt T-Wave Alternans Test result, while 66% tested abnormal (positive or indeterminate). Among the patients with a normal MTWA Test result, none experienced the study’s primary endpoint of death or sustained arrhythmia, while 11.8% of the patients with an abnormal test result experienced the primary endpoint. Dr. Costantini concluded that a normal Microvolt T-Wave Alternans Test result predicts a negligible risk of death or sustained ventricular tachycardia among patients with non-ischemic cardiomyopathy and that Microvolt T-Wave Alternans performs better than QRS duration and ejection fraction in predicting death or sustained ventricular arrhythmia. Of significance, according to Dr. Costantini, is that MTWA has a high negative predictive accuracy in both ischemic and non-ischemic patients and that the use of ICD prophylaxis in patients with a normal MTWA test and an ejection fraction of 30% or less may not be necessary.

In October 2005, Armoundas, et al, published a Meta Analysis of MTWA studies in the journal Nature Clinical Practice, entitled “Can Microvolt T-Wave Alternans Testing Reduce Unnecessary Defibrillator Implantation”. This Meta Analysis of studies performed in patient populations that were similar to populations reported on in primary prevention studies for implantable defibrillators. In evaluating 9 studies with 1,811 patients, the annual tachyarrhythmic event rate was 1.2% in individuals testing MTWA negative. Across the 9 studies, individuals were 7 times more likely to have a cardiac event if they were MTWA positive than if they were MTWA negative.

In December 2005, the online version of the Journal of the American College of Cardiology, published an expedited review of a 549 patient multi-center heart failure trial, led by Dr. Daniel Bloomfield and partially funded by the National Institutes of Health (NIH). The study, which enrolled patients with a left ventricular ejection fraction of 40% or less and NY Heart Association Class 1-III heart failure, utilized MTWA testing and followed the patients for about two years. Those patients who had a MTWA abnormal test were 6.5 times more likely to have a cardiac event than those with a MTWA normal (negative) test. The results were highly statistically significant with a p value <0.001. The author’s conclusions were, “Among patients with heart disease and LVEF ≤ 40%, MTWA can identify not only a high-risk group, but also a low-risk group unlikely to benefit from ICD prophylaxis.” This clinical study was republished in the January 17, 2006 issue of Journal of the American College of Cardiology.

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

In March 2007, Dr. Gaetano M. De Ferrari, Head of the Intensive Care Unit in the department of cardiology at San Matteo Hospital in Pavia, Italy and a member of the ALPHA Steering Committee, presented the results of a multi-center, prospective study during the Late-Breaking Clinical Trials session of the American College of Cardiology Scientific meeting assessing the utility, using the CH2000 or Heartwave system, in predicting risk of sudden death among patients with non-ischemic cardiomyopathy. The ALPHA study (Prognostic Value of T-Wave Alternans in Patients with Heart Failure Due to Non-ischemic Cardiomyopathy) enrolled 446 consecutive patients with NYHA Class II or III non-ischemic cardiomyopathy and left ventricular ejection fraction (LVEF) less than or equal to 40%. On the primary endpoint (cardiac death and life-threatening arrhythmias), an abnormal MTWA test had a Hazard Ratio of 4.01 (p=0.002), or four times the risk of a normal MTWA test. The 12-month negative predictive value of the test was reported to be 98.7%, indicating that patients with a negative test result are at very low risk of SCD. For patients with LVEF less than 35%, the Hazard Ratio and negative predictive value were 4.28 (p=0.004) and 99%, respectively. The study was published in full in the Journal of the American College of Cardiology in November 2007.

The results of the MASTER I (Microvolt T-Wave Alternans Testing for Risk Stratification of Post MI Patients) clinical trial, sponsored by Medtronic, Inc., were presented in a Late Breaking Clinical Trial session at the American Heart Association (AHA) Scientific Session in November 2007. The purpose of this 654 patient, multi-center clinical trial study was to show that MADIT II type patients with a normal MTWA Test result are at very low risk of dying suddenly versus those that test abnormal and, therefore, may not require ICD therapy. Each of the 654 patients met MADIT II criteria, meaning that they had all experienced a heart attack and had an ejection fraction of 30% or less. All of the patients received a currently available Medtronic ICD as prophylactic therapy.

The results of the MASTER I study showed that while the incidence of the primary endpoint (life-threatening ventricular tachyarrhythmic events) was lower in patients with MTWA negative results than patients in the non-negative group (10% vs. 13%), this difference did not achieve statistical significance. MTWA was, however, found to be a statistically significant predictor of total mortality (HR = 2.04, p=0.02). The majority of end point events in the MASTER I trial were appropriate ICD shocks. In addition, the event rate in the study was relatively low. Lastly, approximately 20% of patients in the MASTER I trial received a Cardiac Resynchronization Therapy and Defibrillator (CRT-D) device. An additional 1,200 patients with slightly better pumping function (ejection fraction of 30% to 40%) are being evaluated in a related registry according to the study protocol.

Reimbursement

Reimbursement to healthcare providers by Medicare/Medicaid and third party insurers is critical to the long-term success of our efforts to make the MTWA Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden death. In January 2002, Current Procedural Terminology Code 93025, known as a CPT code, became available for use by healthcare providers for filing for reimbursement for the performance of a MTWA Test. This code may be used alone, or in conjunction with, other diagnostic cardiovascular tests. This unique CPT code provides a uniform language used by healthcare providers to describe medical services but does not guarantee payment for the Test. Coding is used to communicate to third party insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers. In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. This ruling, if not changed, will result in reductions in all categories of reimbursement levels through 2010. Effective January 1, 2008, the Centers for Medicare and Medicaid Services (“CMS”), reduced the Medicare payment amount for the CPT code for a MTWA Test from $287 in 2007 to $252 in 2008.

Prior to March 2006, local Medicare carriers have provided coverage for the Microvolt T-Wave Alternans Test. However, actual reimbursement has been inconsistent and in many instances administratively burdensome to physicians making it difficult to obtain. In addition to Medicare reimbursement at a local level, CMS issues National Coverage Determinations (NCDs) which represent approximately 10% of total Medicare coverage policies. In 2005, we applied to CMS for a NCD in order to gain broader and more uniform reimbursement coverage for our MTWA Test. After a nine-month application process, which included two public comment periods, CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for payment for MTWA testing of patients at risk of SCD only when a MTWA test is done using the spectral analytic method, which is our patented and proprietary method of analysis.

We estimate that approximately one-half of the U.S. patient population that we believe are most likely to benefit from our MTWA Test are at least 65 years old and, therefore, eligible for reimbursement via Medicare. We believe the remaining 50% are covered by private insurers such as BlueCross/BlueShield, Aetna, Cigna, Kaiser and United Healthcare. In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan, South Dakota and Minnesota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. In February 2008, Premera Blue Cross revised its Corporate Medical Policy to make Microvolt T-Wave Alternans Testing a covered benefit. We estimate that as of December 31, 2007, approximately 80% of patients who can reasonably benefit from MTWA testing were covered under either Medicare or a private payer providing reimbursement for our MTWA Test. In 2008, we will continue to work toward securing favorable reimbursement policies from the remaining large private insurance not currently providing MTWA Test reimbursement, including United Healthcare, BlueCross/BlueShield of Florida and Kaiser Permanente.

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

The main target customer for our Heartwave II System and Micro-V Alternans Sensors is the clinical cardiologist. Clinical cardiologists see the vast majority of patients with existing cardiac conditions. They control the referral pattern of their patients. They also prescribe and administer most diagnostic tests either in their office or as an outpatient procedure at the hospital. Our MTWA Test is a non-invasive tool used to identify which of their patients are at the highest risk of sudden cardiac death and, therefore, should be referred for more extensive testing and therapy. Conversely, it identifies patients at low risk who may be treated more conservatively, typically through drug therapy. The electrophysiologist is a cardiologist specializing in the electrical rhythm of the heart and, as such, their knowledge and opinion on the value of the MTWA Test is often solicited by the clinical cardiologist, the primary user of our test.

During 2006, based on the Medicare NCD, we increased our sales and marketing efforts in order to build a higher level of awareness of our Heartwave II System and MTWA Test with the cardiologist and electrophysiologist community. During 2006, we expanded our direct sales channel from 3 representatives in March 2006 to 11 in December 2006. In order to support our increased direct sales channel, we also expanded the clinical applications support group, increasing from 2 to 7 clinical applications specialists during 2006. We also increased the level of direct advertising, expanding our direct mail, journal and tradeshow activities.

In March 2007, we entered into a three-year Co-Marketing Agreement with St. Jude Medical Inc., (“St. Jude Medical”), which granted St. Jude Medical the exclusive right to market and sell our Heartwave II System and our other MTWA products to cardiologists and electrophysiologists in North America. Under the Co-Marketing Agreement, we sell, deliver and service our Heartwave II Systems and other MTWA products under purchase orders submitted in connection with St. Jude Medical’s sales and marketing efforts, and St. Jude Medical receives a sales agent fee with respect to those sales. In addition, St. Jude Medical has primary responsibility for preparing sales and marketing materials, and for training its sales representatives with respect to our MTWA technology and products.

We are required to reimburse St. Jude Medical for its sales, marketing and training expenses in the aggregate amount of $1,300,000 over the initial three-year term. We also will provide certain additional sales, marketing and training support to St. Jude Medical. The aggregate direct expenses incurred by us in connection with this support will not exceed $150,000 per year.

The Co-Marketing Agreement provides certain restrictions on our ability to enter into other distribution, sale or marketing agreements with respect to our products, and certain other agreements or arrangements, with certain direct competitors of St. Jude Medical. The Co-Marketing Agreement also contains certain restrictions on the ability of St. Jude Medical to sell or market non-implantable diagnostic systems that are competitive with our Heartwave II System.

The initial term of the Co-Marketing Agreement expires on April 30, 2010. The term of the Co-Marketing Agreement will be automatically renewed for an additional two-year term unless either party notifies the other of its intention to terminate the Co-Marketing Agreement at least six months prior to the expiration of the initial term. The Co-Marketing Agreement also may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Co-Marketing Agreement that has not been cured within 60 days’ written notice from the terminating party and by Cambridge Heart in the event that St. Jude Medical does not achieve or cure the failure to achieve certain minimum sales targets specified in the Agreement.

From March 2007 until June 2007 we re-directed the efforts of our direct sales organization from cardiologists and electrophysiologists to internal medicine and primary care practices. In June 2007, we amended the agreement to allow both sales forces to jointly call on all physician markets in North America including cardiology, electrophysiology, internal medicine and primary care physicians. In addition, in order to support St. Jude Medical’s sales efforts, we increased the number of clinical application specialists from 7 at the end of 2006 to 15 at the end of 2007.

In 2007, approximately 7% of our total revenue came from sales of our products outside the U.S. which are sold through a network of country specific distributors in Europe, Asia and the Middle East.

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

In March 2008, we relocated to a larger facility in Tewksbury, Massachusetts. We believe that our new facility will be adequate to meet our production requirements through the foreseeable future.

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

Research and Development

A substantial portion of our research and development investment is focused on our continuing efforts to develop functionality enhancements to our MTWA products, and on supporting existing clinical studies. During 2007, we focused our development efforts on our Heartwave II System, developing additional features intended to make our MTWA Test easier to perform and more beneficial for our customers.

As of December 31, 2007, we had two full-time employees engaged in clinical, research and development activities along with several independent research and engineering consultants whose services are utilized as necessary.

Patents, Trade Secrets and Proprietary Rights

Some of the initial methods that we used in the measurement of MTWA were covered by a U.S. patent issued to The Massachusetts Institute of Technology (MIT). This patent was covered by an exclusive license agreement with MIT that expired in the U.S. in 2006. We have been issued an additional seventeen U.S. patents that include claims covering substantial changes and modifications to the initial methods covered by the original MIT patent. The spectral analytic method is the subject of new domestic and international patents issued in 2004. The expiration dates of these patents range from 2013 to 2021.

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

Competition

We have both direct and indirect competitors. GE Medical Systems gained FDA 510(k) concurrence during 2003 for their T-Wave Alternans Algorithm for use with their Case 8000 Stress Exercise System and other analysis modalities. In August 2007, based on a publication by Nieminen et al in European Heart Journal, GE Medical filed a formal request for reconsideration of the National Coverage Determination (NCD) for Microvolt T-Wave Alternans to include GE’s Modified Moving Average (MMA) methodology.

In February 2008, the Centers for Medicare and Medicaid Services (CMS) released a Proposed Decision Memo stating that CMS proposes that there is insufficient evidence to conclude that the MMA method of determining MTWA is reasonable and necessary for the evaluation of Medicare beneficiaries at risk for sudden cardiac death (SCD) under section 1862(a)(1)(A) of the Social Security Act, and, therefore, CMS proposes to continue national noncoverage for the MMA method of determining MTWA. After careful examination CMS found that the evidence base supporting the MMA method of measuring MTWA is limited, and though suggestive of benefit, is not yet convincing.

CMS requested public comments on the proposed determination pursuant to section 1862(1) of the Social Security Act. In particular, CMS is interested in comments that include new evidence that they have not reviewed in past considerations of the NCD. CMS requested public comment on the reported findings of the MASTER I trial, specifically with regard to whether CMS should continue to cover MTWA in general, regardless of the method used.

After considering the public comments and any additional evidence, CMS will make a final determination and issue a final decision memorandum. Cambridge Heart believes that currently there is insufficient published clinical evidence on the utility of MMA to support Medicare coverage for selecting patients at risk for sudden cardiac death and has and will continue to share its opinion with CMS. A final decision on this issue is expected by May, 2008.

Indirect competition can come from other risk stratification testing modalities such as invasive electrophysiology testing and the potential for implanting ICDs in broad patient populations without the need for risk stratifying tests such as our MTWA Test.

Government Regulation

We have received all necessary and required regulatory clearances from the FDA to market our products in the U.S. Our Heartwave Systems, CH 2000, and Micro-V Alternans Sensors have received 510(k) clearance from the FDA for sale in the U.S. The 510(k) clearance for the Heartwave Systems and the CH 2000 includes the claim that they can measure MTWA and the presence of MTWA in patients with known, suspected, or at risk of ventricular tachyarrhythmia predicts increased risk of ventricular tachyarrhythmia and sudden death.

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

We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these countries are similar to those of the FDA. We have obtained the requisite foreign regulatory approvals for sale of our Heartwave Systems, CH 2000 and Micro-V Alternans Sensors in many foreign countries, including most of Western Europe. We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union adopted regulations requiring that medical devices such as our Heartwave System, CH 2000 and Micro-V Alternans Sensors comply with the Medical Device Directives, which establish the requirements for CE marking of all products prior to their importation and sale. In 2001, we received ISO-9001 and CE certification for our Heartwave, CH 2000 and Micro-V Alternans Sensors. In 2006, we received ISO-13485-2003 for Heartwave II, CH 2000 and Heartwave I Systems. The Japanese Ministry of Health, Labor and Welfare has also approved our original Heartwave System for sale, and an application has been field for approval of the Heartwave II System. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2007, we had 44 full-time and 3 part-time employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced work stoppages. We believe that our relations with our employees is good.

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

We believe that our ability to succeed in the future will depend, in large part, upon the successful commercialization and market acceptance of our MTWA technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. The failure of our MTWA technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products due to competitive pressures or a decline in the availability of reimbursement, would reduce our revenues and further limit our ability to succeed. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we or our co-marketing partner will be able to successfully commercialize or achieve market acceptance of our MTWA technology or that our competitors will not develop competing technologies that are perceived to be superior to our technology.

Our ability to generate revenue from the sales of our MTWA products to cardiologists and electrophysiologists and other physician markets in North America is dependent upon the sales and marketing efforts of St. Jude Medical.

In March, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical under which we granted St. Jude Medical the exclusive right to market and sell our Heartwave II System and related products in North America. If St. Jude Medical is unable to sell our MTWA products effectively or limits the amount of time and resources that it devotes to marketing these products, it could materially and adversely affect the results of our operations. Furthermore, if our co-marketing arrangement with St. Jude Medical is unsuccessful, we may have to reconsider our sales and marketing strategy, which may also materially and adversely affect the sale of our products and our financial condition.

We have never been able to fund our operations from cash generated by sales of our products, and therefore in the future we may have to meet our working capital requirements through the sale of debt or equity securities on terms favorable to us to be able to continue as a going concern.

We have incurred substantial operating losses through December 31, 2007 and may never generate substantial revenue or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. We do not expect to generate sufficient cash from our business to fund our operations for the next 12 months. If we cannot increase revenue significantly, we may have to obtain additional capital through equity or debt financings in order to continue as a going concern. This would have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing may not be available in the amount we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders. However, for 2008, we believe that the financial resources available to us resulting from our sale of $12.5 (net proceeds of $11.7 million) million in Series C Convertible Preferred Stock and St. Jude Medical will be sufficient to finance our planned operations and capital expenditures for at least the next twelve months.

We may need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, if at all.

As a result of our sale of $12.5 million (net proceeds of $11.7 million) in Series C Convertible Preferred Stock to St. Jude Medical in March 2007, we believe that the financial resources available to us will be sufficient to finance our planned operations and capital expenditures for at least the next 12 months. If we are unable to increase our revenue and achieve positive cash flow, we will need to raise additional funds. We may also need additional financing sooner if:

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

In August 2007 GE Medical filed a formal request for reconsideration of the National Coverage Determination (NCD) for Microvolt T-Wave Alternans to include GE’s Modified Moving Average (MMA) methodology. In February 2008, the Centers for Medicare and Medicaid Services (CMS) released a Proposed

Decision Memo stating that CMS proposes that there is insufficient evidence to conclude that the MMA method of determining MTWA is reasonable and necessary for the evaluation of Medicare beneficiaries at risk for sudden cardiac death (SCD) under section 1862(a)(1)(A) of the Social Security Act, and, therefore, proposes to continue national noncoverage. After careful examination, CMS found that the evidence base supporting the MMA method of measuring MTWA is limited, and though suggestive of benefit, is not yet convincing. CMS requested public comments on the proposed determination pursuant to section 1862(1) of the Social Security Act. In particular, CMS is interested in comments that include new evidence that they have not reviewed in this or in past considerations of the NCD. They requested public comment on the reported findings of the MASTER I trial, specifically with regard to whether CMS should continue to cover MTWA in general, regardless of the method used. After considering the public comments and any additional evidence, CMS will make a final determination and issue a final decision memorandum in May 2008.

We believe if GE can secure the reimbursement for its MTWA methodology with Medicare it will pose a significant risk to the success of our business.

In addition, many of our current as well as prospective competitors have substantially greater capital resources, name recognition, research and development experience and regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by us. Some of our competitors also enjoy long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

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

We participate in clinical studies relating to our MTWA technology and Micro-V Alternans Sensors in order to more firmly establish the predictive value of such technologies. Any clinical studies or trials which fail to demonstrate that the measurement of MTWA is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technologies, would have a material adverse effect on our business, financial condition and results of operations.

We obtain critical components and sub-assemblies for the manufacture of our products from a limited group of suppliers, and if our suppliers fail to meet our requirements we may be unable to meet customer demand and our customer relationships would suffer.

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

We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. Because we rely on distributors for international sales, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, we cannot be sure that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us. In 2007, 7% of our revenue came from the sale of product to international distributors.

Risks Related to the Market for Cardiac Diagnostic Equipment

If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse affect on our business.

Our revenue is primarily derived from sales of our Heartwave II Systems and Micro-V Alternans Sensors. Our ability to successfully commercialize these products depends on our first obtaining, and then maintaining, adequate levels of third-party reimbursement for use of these products by our customers. The amount of reimbursement in the U.S. that is available for clinical use of the MTWA Test varies. In the U.S., the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers will seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, investigations unnecessary or inappropriate. In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. The change in methodology includes a five year phase in of adjustments to the physician fee schedule which will be fully implemented in 2010. We believe this ruling, if not modified, will result in annual reductions in all categories of reimbursement levels, including diagnostic testing, through the year 2010. Effective January 1, 2008 the Medicare payment for a MTWA test was reduced from $287 in 2007 to $252 in 2008. The Medicare payment is subject to further reduction based on the Congressional decision in July 2008. Any reduction in reimbursement for our MTWA Test may affect the demand for, price of, or utilization of our Heartwave II System and Micro-V Alternans Sensors, which may in turn have an adverse effect on our business.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

During 2007 our facilities consisted of approximately 10,500 square feet of office, research and manufacturing space located at 1 Oak Park Drive, Bedford, Massachusetts. This facility was under lease through February 29, 2008, pursuant to a one year extension of the original lease agreement. As a result of the expiration of the lease extension, a favorable commercial real estate market and the need for additional space to accommodate production requirements to support our Co-Marketing Agreement with St. Jude Medical, we relocated to 100 Ames Pond Road, Tewksbury, Massachusetts in March 2008. The new facility consists of approximately 17,639 usable square feet of office, research and manufacturing space.

Item 3.	Legal Proceedings

We are not party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

Item 4A.	Executive Officers of the Registrant

The following table sets forth (i) the names and ages of our current executive officers; (ii) the position(s) presently held by each person named; and (iii) the principal occupations held by each person named for at least the past five years.

Name	Age	Position
Ali Haghighi-Mood, Ph.D.	48	President and Chief Executive Officer
Vincenzo LiCausi	34	Vice President, Chief Financial Officer, Treasurer, Corporate Secretary

Ali Haghighi-Mood, Ph.D. Dr. Haghighi-Mood has been our President and Chief Executive Officer since December 2007. From December 2006 until December 2007 Dr. Haghighi-Mood served as our Executive Vice President, Chief Operating Officer and Chief Technology Officer. He was the Vice President of Research and Development from July 2003 until December 2006. From January 2002 to July 2003, he served as our Director of Research and has worked in our research and development department since January 1997. Dr. Haghighi-Mood is the holder of several patents covering our Microvolt T-Wave Alternans technology including our proprietary Analytic Spectral Method for the measurement of T-Wave Alternans. Dr. Haghighi-Mood holds a B.S. and an M.S. in Electrical Engineering from the University of Tehran and a Ph.D. in Biomedical Engineering from the University of Sussex in the U.K.

Vincenzo LiCausi. Mr. LiCausi has been our Chief Financial Office and Vice President of Finance and Administration since July 2007. From October 2006 to July 2007, Mr. LiCausi was our Controller. Prior to joining Cambridge Heart, from 2004 to 2006, Mr. LiCausi was employed by Bard Electrophysiology, a division of C.R. Bard, serving in various positions including General Accounting Manager. From 2001 to 2004, Mr. LiCausi was Senior Financial Analyst of Planning & Analysis with Tropicana Products, a division of PepsiCo. From 1997 to 2001, Mr. LiCausi was a Senior Auditor for Deloitte & Touche, Boston. Mr. LiCausi is a CPA and has a B.S. in Accountancy from Bentley College in Waltham, MA.

Officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers or directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information and Holders

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “CAMH.OB”. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on the OTC Bulletin Board during the two most recent fiscal years.

	2006		2007
Period	High	Low	High	Low
First Quarter	$3.98	$0.71	$3.38	$2.04
Second Quarter	$3.13	$1.60	$4.60	$2.92
Third Quarter	$2.60	$1.95	$4.53	$3.03
Fourth Quarter	$3.82	$2.15	$3.60	$0.82

The depositary for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. On March 12, 2007, we had approximately 128 holders of common stock of record. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

STOCK PERFORMANCE CHART

The following chart compares the percentage change in the cumulative total stockholder return on the common stock during the period beginning December 31, 2002 and ending December 31, 2007 with the total return on the Russell 2000 Index and the Dow Jones U.S. Advanced Medical Devices Index. The comparison assumes $100 was invested on December 31, 2002 in the common stock and in each of the foregoing indices and assumes reinvestment of dividends.

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

If we were to pay dividends, such dividends would be paid to holders of our preferred stock, prior to any such distribution to holders of common stock. In addition, the holders of our Series C Convertible Preferred Stock (the “Series C Preferred”) are entitled to receive cumulative cash dividends at the rate of eight percent (8%) of the original issue price of the Series C Preferred per year (the “Series C Dividend”) on each outstanding share of Series C Preferred, provided, however, that the Series C Dividend is only payable when, as and if declared by the Board of Directors. The Series C Dividend is payable prior and in preference to any declaration or payment of any dividend on common stock, other series of our preferred stock or any other capital stock of the Company.

Item 6.	Selected Financial Data

The following data, insofar as it relates to the years 2003, 2004, 2005, 2006 and 2007, have been derived from our audited financial statements. The Balance Sheet date as of December 31, 2006 and 2007 and the related Statements of Operations data for each of the three years in the periods ended December 31, 2007, 2006 and 2005 are derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future. (See Note 2)

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$6,945	$5,108	$4,199	$7,438	$10,106
Cost of goods sold	3,203	2,342	1,980	2,965	3,583

Gross profit	3,742	2,766	2,219	4,473	6,523

Costs and expenses:
Research and development	944	774	699	576	515
Selling, general and administrative	6,193	5,752	4,507	8,627	15,903

Total costs and expenses	7,137	6,526	5,206	9,203	16,418

Loss from operations	$(3,395)	$(3,760)	$(2,987)	$(4,730)	$(9,895)
Interest income	20	58	191	388	698
Interest expense	(13)	(1)	(4)	(2)	(13)
Change in valuation of Series B warrants	—	(44)	164	(6,265)	—

Net loss	$(3,388)	$(3,747)	$(2,636)	$(10,609)	$(9,210)
Beneficial conversion feature	(1,533)	(2,537)	—	—	—

Net loss attributable to common stockholders	$(4,921)	$(6,284)	$(2,636)	$(10,609)	$(9,210)

Net loss per share-basic and diluted	$(0.25)	$(0.21)	$(0.07)	$(0.18)	$(0.14)
Weighted average shares outstanding-basic and diluted	19,663,460	29,622,673	39,914,615	59,826,196	64,420,227

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$5,609	$7,647	$5,298	$8,391	$12,567
Working capital	6,389	6,537	4,538	8,524	14,996
Long term debt	4	2	—	—	—
Total assets	8,520	9,650	7,015	10,922	17,191
Total liabilities	1,620	2,740	2,279	2,221	2,033
Preferred stock	4,589	3,635	1,504	—	11,677
Accumulated deficit	(52,412)	(56,159)	(58,795)	(69,404)	(78,614)
Stockholders’ equity	2,311	3,274	3,231	8,701	3,481

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death (SCD). Our proprietary technology and products are the first diagnostic tools cleared by the FDA to non-invasively measure Microvolt levels of T-Wave Alternans or MTWA, an extremely subtle beat-to-beat fluctuation in the T-Wave portion of a patient’s electrocardiogram. Our MTWA Test is performed using our primary product, the Heartwave II System in conjunction with our single patient use Micro-V Alternans Sensors. There are approximately 792 first and second generation Heartwave units that have been sold in the U.S. since the product was introduced at the end of 2000.

In March 2007, we entered into a Co-Marketing Agreement with St. Jude Medical. The Co-Marketing Agreement grants St. Jude Medical the exclusive right to market and sell the Company’s Heartwave II System and other Microvolt T-Wave Alternans products (the “Products”) to cardiologists and electrophysiologists in North America (the “St. Jude Target Accounts”). In June 2007, we entered into an amendment (the “Amendment”) to the Co-Marketing Agreement that provides our sales force the ability to support St. Jude Medical’s field force in all physician markets. Specifically, the Amendment redefines the St. Jude Target Accounts to include all physician practices in North America, including cardiologists, electrophysiologists, general practitioners and internal medicine physicians. The Amendment allows both sales forces to jointly call on all physician markets, including St. Jude Target Accounts.

We sell, deliver and service the Products under purchase orders submitted in connection with St. Jude Medical’s sales and marketing efforts. Under the terms of the Co-Marketing Agreement, we pay St. Jude Medical a sales agent fee with respect to the sale of Products to St. Jude Target Accounts in accordance with the terms of the Co-Marketing Agreement. We are required to maintain certain minimum inventory levels reserved solely for sales to St. Jude Target Accounts.

Under the terms of the Co-Marketing Agreement, St. Jude Medical has primary responsibility for preparing sales and marketing materials and for training its sales representatives with respect to the Products. We are required to reimburse St. Jude Medical for its sales, marketing and training expenses in the aggregate amount of $1,300,000 over the initial three-year term. We also provide certain additional sales, marketing and training support to St. Jude Medical. The aggregate direct expenses incurred by us in connection with this support will not exceed $150,000 per year.

The Co-Marketing Agreement provides certain restrictions on our ability to enter into other distribution, sale or marketing agreements with respect to the Company’s products, and certain other agreements or arrangements, with certain direct competitors of St. Jude Medical. The Co-Marketing Agreement also contains certain restrictions on the ability of St. Jude Medical to sell or market non-implantable diagnostic systems that are competitive with the Company’s Heartwave II System.

The initial term of the Co-Marketing Agreement expires on April 30, 2010. The term of the Co-Marketing Agreement will be automatically renewed for an additional two-year term unless either party notifies the other of its intention to terminate the Co-Marketing Agreement at least six months prior to the expiration of the initial term. The Co-Marketing Agreement also may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Co-Marketing Agreement that has not been cured within 60 days’ written notice from the terminating party and by Cambridge Heart in the event that St. Jude Medical does not achieve or cure the failure to achieve certain minimum sales targets specified in the Co-Marketing Agreement.

Based on the Co-Marketing Agreement, initially we intended to re-direct the efforts of our direct sales organization from cardiologists and electrophysiologists to internal medicine and primary care practices. Since the Amendment to the Co-Marketing Agreement in June 2007, our sales force has worked with St. Jude Medical sales force to jointly call on all physician markets in North America including cardiology, electrophysiology, internal medicine and primary care physicians. In addition, in order to support St. Jude Medical’s sales efforts, we have increased the number of clinical application specialists from 7 at the end of 2006, to 15 at the end of 2007.

On March 21, 2007, the Company and St. Jude Medical also entered into an agreement for the sale of $12.5 million of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”) to St. Jude Medical. We use the proceeds of the financing to expand our clinical specialist team, increase our manufacturing infrastructure and fund our ongoing operations.

Under the terms of the financing, we issued and sold 5,000 shares of our Series C Preferred Stock at a purchase price of $2,500 per share. See Note 8 of the notes to the financial statements included in this Annual Report on Form 10-K for a description of the rights and preferences of the Series C Preferred Stock.

During the term of the Co-Marketing Agreement and provided that St. Jude Medical holds at least 50 percent of the shares purchased by it in the Series C Preferred Stock financing or issued upon conversion of the Series C Preferred Stock, St. Jude Medical has the right to designate one representative, which individual shall be reasonably acceptable to Cambridge Heart, who, subject to certain limitations set forth in the Securities Purchase Agreement, shall be entitled to attend in a non-voting capacity, and receive board materials with respect to, meetings of our Company’s Board of Directors (excluding committee meetings and executive sessions).

In 2007 we spent considerable time in the second and third quarters of the year working to create and rollout training programs for the St. Jude Medical sales organization, as well as establishing infrastructure and processes to enable the implementation of the co-marketing initiative. In the fourth quarter significant challenges emerged as we transitioned the selling process to the St. Jude Medical sales force, adversely impacting our expected revenue. In addition, slow clinical adoption and the lack of awareness about Sudden Cardiac Death continued to present further hurdles. In 2008, we intend to devote significant resources to address these challenges by initiating corrective measures including more clearly defining the roles and responsibilities of the respective sales forces and by engaging the cardiology segment of the St. Jude Medical sales organization. Additionally, in collaboration with St. Jude Medical, we intend to invest resources specifically targeted at broadening the market’s awareness of MTWA and Sudden Cardiac Death through educational events and national conferences, as well as clinical case studies and patient and physician testimonials.

We also worked on medical reimbursement issues to help ensure that our customers are paid for the performance of a MTWA Test. We believe reimbursement is a critical component to our overall success and revenue growth, as our customers require profitability from the diagnostic tests that they employ. We rely on the Centers for Medicare and Medicaid Services (“CMS”), also known as Medicare, for the coverage of approximately 50% of the potential target population, since we estimate that approximately one-half of the potential base of patients is at least 65 years old. The remaining 50% of our potential patients are covered through private insurance plans such as Blue Cross/Blue Shield (“BCBS”), Aetna, Cigna, Kaiser, Wellpoint and United Healthcare. In March 2006, CMS issued a National Coverage Determination for the reimbursement of our MTWA Test which provides for broad and uniform Medicare reimbursement. Subsequent to the CMS decision, we also received reimbursement policies from key third party payers including Aetna, CIGNA, HCSC/BCBS, Humana and Wellpoint/Anthem. In February 2008, Premera Blue Cross revised its Corporate Medical Policy to make Microvolt T-Wave Alternans Testing a covered benefit. We estimate that at the end of 2007, approximately 80% of our potential patients were covered by Medicare or private insurance plans which provide for reimbursement of our MTWA Test. In 2008, we will continue to seek additional third party payer reimbursement from United Healthcare, BCBS Florida, Kaiser Permanente and other third party insurers.

At December 31, 2007, we had 44 full time and 3 part time employees, of which 29 full time and 1 part time employee were engaged in sales, marketing and clinical support activities, 5 full time employees involved in manufacturing and operations, 2 full time employees engaged in research and development, and 8 full time and 2 part time employees dedicated to administrative support.

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

Accounting for Derivative Instruments

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In March 2006, in accordance with EITF 00-19, we determined that the outstanding warrants to purchase our Series B Convertible Preferred Stock (“Series B warrants”) should be separately accounted for as a liability. We had not classified these Series B warrants as liabilities in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ended December 31, 2004 to record the fair value of these Series B warrants on our balance sheet and to record the unrealized changes in the fair value of these Series B warrants in our Consolidated Statement of Operations as “Gain (loss) on Series B warrants.” The pricing model we use for determining the fair value of the Series B warrants is the Black Scholes pricing model. This model uses certain inputs such as interest rates, stock price volatility and estimates concerning the life of the derivatives. Selection of these inputs involves management’s judgment and may impact net income. We calculated the fair value of the Series B warrants using the following significant assumptions utilized for the reporting periods from December 31, 2004 to March 31, 2006: a) Estimated Warrant Life—3 to 15 months, b) Volatility Rate—115 to 119%, c) Dividend Rate—0%, d) Risk Free Rate—3.72 to 4.51%, and e) Common Stock Price—$0.29 to $2.83. The warrants to purchase our Series A Convertible Preferred Stock (the “Series A warrants”), which were classified in the temporary equity section, and the Series B warrants, which have been restated as a liability, are accounted for differently due to certain net-cash settlement provisions found in the terms and conditions of the Series B warrants.

Revenue Recognition

Revenue from the sale of product to all of our customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of our obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. We regularly sell maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recognized over the term of the underlying agreement. Additionally, revenue associated with the service of new systems sold is recognized in the period in which the service is provided. Payments of $289,312 at December 31, 2007 ($117,897 at December 31, 2006) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

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

As of December 31, 2007, our allowance for doubtful accounts was $250,216. We believe we have an adequate allowance; however additional write-offs could occur if future results significantly differ from our expectations.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This stock-based compensation expense must be included in the statement of operations over the requisite service period. We used the Black Scholes and Monte Carlo Simulation option pricing model to compute the fair value of our stock options. The use of these models require us to make assumptions regarding the expected term of the options, forfeiture rate and volatility of the underlying stock. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. We incurred $3,731,127 in non-cash stock-based compensation expense for the year ended December 31, 2007, or $.06 per share. The stock-based compensation charge was expensed during the consulting period, year ended December 31, 2007, and included $1,287,841 related to stock options issued to the Company’s Vice President of Business Development pursuant to a consulting agreement that expired on March 31, 2007.

Prior to the effective date of FAS 123R, we accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under the provisions of APB 25, we recognized compensation expense only to the extent that the exercise price of our employee stock options was less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under FAS 123R as amended by SFAS No. 148—“Accounting for Stock-Based Compensation—Transition and Disclosure” for our employee equity incentive plans through December 31, 2005.

Product Warranty

We warrant all of our non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 13 months from the date of delivery. We maintain a reserve for the estimated cost of potential future repair of our products during this warranty period. The amount of the reserve is based on our actual return and repair cost experience. If the rate and cost of future warranty activities materially differs from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

Results of Operations

The following table presents, for the periods indicated, our revenue by product line and geographic region. This information has been derived from our statement of operations included elsewhere in this Annual Report on Form 10-K. You should not draw any conclusions about our future results from our revenue for any period.

	2005	% of Total	2006	% of Total	2007	% of Total	% Inc/ (Dec) 2007 vs 2006	% Inc/ (Dec) 2006 vs 2005
Alternans Products:
U.S.	$2,603,670	62%	$5,822,073	78%	$8,549,295	84%	47%	124%
Rest of World	487,150	12%	424,278	6%	360,890	4%	-15%	-13%

Total	3,090,820	74%	6,246,351	84%	8,910,185	88%	43%	102%

Stress Products:
U.S	676,095	16%	797,442	11%	895,523	9%	12%	18%
Rest of World	431,956	10%	393,788	5%	300,700	3%	-24%	-9%

Total	1,108,051	26%	1,191,230	16%	1,196,223	12%	0%	8%

Total Revenue	$4,198,871	100%	$7,437,581	100%	$10,106,408	100%	36%	77%

2007 Compared to 2006

REVENUE

Total revenue for 2007 and 2006 was $10,106,408 and $7,437,581, respectively, an increase of 36%. Revenue from the sale of our MTWA product line, which we call our Alternans Products, was $8,910,185 during 2007 compared to $6,246,351 during 2006, an increase of 43%. Alternans Products accounted for 88% and 84% of total revenue for 2007 and 2006, respectively. The increase in revenue is primarily attributable to higher sales of Alternans Products in the U.S. resulting from the impact of expanding our direct sales force, the Co-Marketing Agreement with St. Jude Medical and implementation of marketing initiatives increasing the overall awareness of our MTWA technology and Sudden Cardiac Death. We believe sales of our Alternans Products will continue to increase in 2008 as a result of further development and implementation of sales and marketing initiatives in collaboration with St. Jude Medical.

GROSS PROFIT

Gross Profit was 65% of total revenue in 2007 compared to 60% of total revenue in 2006. The increase in gross margin was due to higher domestic sales of our Alternans Products relative to total revenue in 2007 versus prior year. We anticipate that gross margins in 2008 will continue to trend upward as sales of our higher margin Alternans Products in the U.S. increase. However, we expect that this increase in gross margin will be somewhat offset by increased manufacturing overhead costs required to support St. Jude Medical’s sales efforts.

OPERATING EXPENSES

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Annual Report on Form 10-K. Our operating expenses for any period are not necessarily indicative of future trends.

	2006	% of Total Revenue	2007	% of Total Revenue	% Inc/(Dec) 2007 vs 2006
Operating Expenses:
Research and development	$576,444	8%	$515,182	5%	-11%
Selling, general and administrative	8,626,607	116%	15,902,866	157%	84%

Total	$9,203,051	124%	$16,418,048	162%	78%

RESEARCH AND DEVELOPMENT

Research and development expenses were $515,182 in 2007 compared to $576,444 in 2006, a decrease of 11%. The decrease is primarily attributable to lower levels of outside engineering consulting expenses as a result of the completion of our Heartwave II System. We expect research and development expenses in 2008 to increase modestly as we continue to add features to our Heartwave II System, potentially fund additional clinical activity and work to identify other applications for our technology.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $15,902,866 in 2007 compared to $8,626,607 in 2006, an increase of 84%. Selling and marketing costs, which accounted for 55% of total SG&A in 2007, increased 94% from 2006. The increase in selling expense from 2006 was primarily driven by the expansion of our direct sales force and our clinical application specialists group. Variable selling expenses were higher in 2007 due to higher sales of commissionable products in the U.S. and incremental costs related to the St. Jude Medical Co-Marketing Agreement. Administrative costs accounted for 45% of total SG&A compared to 47% in 2006.

SG&A costs for 2007 included approximately $3,663,088 in non-cash stock-based compensation expense and $60,000 in expenses related to compliance with Section 404 of the Sarbanes-Oxley Act. In 2007 SG&A costs included $1,288,000 of non-cash stock-based compensation expense related to the contractual relationship with the company’s Vice President–Business Development that expired on March 31, 2007. We anticipate that sales and marketing and general and administrative expenses will increase in 2008 as revenue levels increase, more sales and marketing initiatives are implemented and, if necessary, employee head count is increased.

INTEREST INCOME/INTEREST EXPENSE

Interest income was $698,807 in 2007 compared to $388,190 in 2006, an increase of 80%. The increase is primarily the result of higher amounts of invested cash and rising short-term interest rates. Interest expense was $13,417 in 2007 compared to $1,665 in fiscal year 2006, an increase of 706%, due to costs associated with our capital lease.

NET LOSS

Net loss attributable to common stockholders was $9,209,955 in 2007 as compared to a net loss of $10,608,874 in 2006. The net loss for the full year of 2006 included a non-cash charge of $6,264,727 related to the change in value of the Series B warrants. As of March 31, 2006, all of the Series B warrants had been exercised and converted into shares of common stock.

2006 Compared to 2005

REVENUE

Total revenue for 2006 and 2005 was $7,437,581 and $4,198,871, respectively, an increase of 77%. Revenue from the sale of our Alternans Products was $6,246,351 during 2006 compared to $3,090,820 during 2005, an increase of 102%. Alternans Products accounted for 84% and 74% of total revenue for 2006 and 2005, respectively. The increase in revenue is primarily attributable to higher sales of Alternans Products in the U.S. resulting from an increase in the profile of our MTWA technology associated with the publication and presentation of new clinical information, the National Coverage Determination issued by CMS in March 2006 providing for relatively broad reimbursement coverage, subsequent increases in private third party payer reimbursement and, to a lesser extent, the initial impact of expanding our direct sales force.

GROSS PROFIT

Gross profit was 60% of total revenue in 2006 compared to 53% of total revenue in 2005. The increase in gross margin was due to higher U.S. sales of our Alternans Products in 2006 compared to 2005.

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

RESEARCH AND DEVELOPMENT

Research and development expenses were $576,444 in 2006 compared to $698,862 in 2005, a decrease of 18%. The decrease was primarily attributable to lower levels of outside engineering consulting expenses as a result of the completion of our Heartwave II System in 2005.

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

Quarterly Financial Results

The following tables set forth a summary of our unaudited quarterly results of operations for 2007 and 2006. As a result of the restatement of the Series B warrants as a liability beginning in the period ending December 31, 2004, the periodic change in fair value of the Series B warrant is recorded on a quarterly basis through March 31, 2006, at which time all of the Series B warrants had been exercised. This gain or (loss) is included in the line item labeled “Change in valuation of Series B warrants” which appears in the quarterly statement of operations below.

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

	Three Months Ended (Unaudited)
	March 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$2,590	$2,653	$2,673	$2,191

Cost of goods sold	930	968	908	779

Gross profit	1,660	1,685	1,765	1,412

Costs and expenses:
Research and development	108	155	120	133
Selling, general and administrative	4,805	3,954	3,640	3,503

Total costs and expenses	4,913	4,109	3,760	3,636

Loss from operations	(3,253)	(2,424)	(1,995)	(2,224)
Interest income	100	226	196	177
Interest expense	(3)	(5)	(4)	(1)
Change in valuation of Series B warrants	—	—	—	—

Net loss	$(3,156)	$(2,203)	$(1,803)	$(2,048)

Net loss attributable to common stockholders	$(3,156)	$(2,203)	$(1,803)	$(2,048)

Net loss per common share—basic and diluted	$(0.05)	$(0.03)	$(0.03)	$(0.03)

	Three Months Ended (Unaudited)
	March 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,419	$1,765	$2,031	$2,223
Cost of goods sold	599	722	782	863

Gross profit	820	1,043	1,249	1,360

Costs and expenses:
Research and development	158	105	113	201
Selling, general and administrative	1,307	1,581	2,061	3,677

Total costs and expenses	1,465	1,686	2,174	3,878

Loss from operations	(645)	(643)	(925)	(2,518)
Interest income	74	101	108	105
Interest expense	(1)	(0)	—	—
Change in valuation of Series B warrants	(6,265)	—	—	—

Net loss	$(6,837)	$(542)	$(817)	$(2,413)

Net loss attributable to common stockholders	$(6,837)	$(542)	$(817)	$(2,413)

Net loss per common share—basic and diluted	$(0.13)	$(0.01)	$(0.01)	$(0.04)

	As a Percentage of Total Revenues Three Months Ended (Unaudited)
	March 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007
Statement of Operations Data:
Revenue	100%	100%	100%	100%
Cost of goods sold	36%	36%	34%	36%

Gross profit	64%	64%	66%	64%

Costs and expenses:
Research and development	4%	6%	4%	6%
Selling, general and administrative	186%	149%	136%	160%

Total costs and expenses	190%	155%	141%	166%

Loss from operations	-126%	-91%	-75%	-102%
Interest income	4%	8%	7%	8%
Interest expense	0%	0%	0%	0%
Change in valuation of Series B warrants	0%	0%	0%	0%

Net loss	-122%	-83%	-67%	-93%

Net loss attributable to common stockholders	-122%	-83%	-67%	-93%

	As a Percentage of Total Revenues Three Months Ended (Unaudited)
	March 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006
Statement of Operations Data:
Revenue	100%	100%	100%	100%
Cost of goods sold	42%	41%	38%	39%

Gross profit	58%	59%	62%	61%

Costs and expenses:
Research and development	11%	6%	6%	9%
Selling, general and administrative	92%	90%	101%	165%

Total costs and expenses	103%	96%	107%	174%

Loss from operations	-45%	-36%	-46%	-113%
Interest income	5%	6%	5%	5%
Interest expense	0%	0%	0%	0%
Change in valuation of Series B warrants	-441%	0%	0%	0%

Net loss	-482%	-31%	-40%	-109%

Net loss attributable to common stockholders	-482%	-31%	-40%	-109%

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $12,566,510 at December 31, 2007 compared to $8,390,742 at December 31, 2006, an increase of $4,175,768. This net increase is primarily attributable to the proceeds from sale of Series C Preferred Stock to St. Jude Medical in connection with the execution of the Co-Marketing Agreement in the first quarter of 2007, offset by cash used by operations. Accounts receivable, net of the allowance for doubtful accounts, at December 31, 2007 increased $289,019, or 17%, as a result of increased revenue in 2007 compared to 2006. Inventory at the 2007 year end increased $1,885,054, or 362%, due to our Co-Marketing Agreement with St. Jude Medical. Per the Co-Marketing Agreement, we are required to maintain certain minimum inventory levels reserved solely for sales to St. Jude Target Accounts.

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of, $2,987,663, $4,730,672 and $9,895,345 for the years ended December 31, 2005, 2006 and 2007, respectively. We have incurred negative cash flow from operations of $2,474,861, $1,899,406 and $7,667,705 for the years ended December 31, 2005, 2006 and 2007, respectively. In addition, we have an accumulated deficit at December 31, 2007 of $78,614,004.

In March 2007, we sold $12.5 million ($11.7 million net of issuance costs) of Series C Preferred Stock to St. Jude Medical. This capital inflow, when combined with our existing cash resources, is sufficient to fund our operations for at least the next 12 months, and we do not intend to raise additional capital in the near term. Cash used by operations has increased on a quarterly basis throughout 2007, and we anticipate that it will continue to increase materially throughout 2008 as working capital requirements increase in line with expected increases in revenue.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2013. We are committed to pay an aggregate of $60,000 of such minimum license maintenance fees subsequent to December 31, 2007.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2007 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$68,172	$17,784	$35,568	$14,820	$—
Operating Lease Obligations	$1,794,900	$262,500	$745,768	$786,632	$—
Purchase Obligations	$60,000	$10,000	$20,000	$20,000	$10,000

Total	$1,923,072	$290,284	$801,336	$821,452	$10,000

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our new executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease is commenced in February 2008 following the completion of the construction of the interior of the space that we are to occupy. We are not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and reduces by $100,000 at the end of each of the second, third and fourth lease years. The landlord for the property is responsible for paying for the costs of construction for the interior of the space to be occupied by us. We are generally responsible for paying our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial position and results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the amount of tax benefits recognized must be the largest amount of tax benefit that has a greater than 50% likelihood of being sustained upon audit by the relevant taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we adopted the provisions of FIN 48 on January 1, 2007. As of December 31, 2007, the total amount of unrecognized tax benefits was $166,000, all of which, if recognized, would affect the effective tax rate prior to the adjustment for our valuation allowance. As a result of the implementation of FIN 48, we did not recognize an increase in tax liability for the unrecognized tax benefits because we had recorded a tax net operating loss carryforward that would offset this liability. An analysis of changes in ownership under Internal Revenue Code Section 382 was also performed and it was determined that as of December 31, 2007 approximately $34,200,000 of Federal and $0 state NOLs are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $11,970,000. We determined that as of December 31, 2007 approximately $1,150,000 of Federal and $216,000 state R&D credits are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $1,290,400.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

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

See Note 2 to the financial statements contained in the Annual Report on Form 10-K for a description of our other financial instruments. We carry the amounts reflected in the balance sheet for cash and cash equivalents, trade receivables, and trade payables at fair value at December 31, 2007 due to the short maturities of these instruments.

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

CAMBRIDGE HEART, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cambridge Heart, Inc.:

We have audited the accompanying balance sheets of Cambridge Heart, Inc. as of December 31, 2006 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Heart, Inc. as of December 31, 2006 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

/s/ Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 28, 2008

CAMBRIDGE HEART, INC.

BALANCE SHEET

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$890,742	$866,510
Marketable securities	7,500,000	11,200,000
Restricted cash, current portion	—	100,000
Accounts receivable, net of allowance for doubtful accounts of $232,962 and $250,216 at December 31, 2006 and 2007, respectively	1,658,873	1,947,892
Inventory	520,090	2,405,144
Prepaid expenses and other current assets	130,988	70,726

Total current assets	$10,700,693	$16,590,272
Fixed assets, net	136,198	132,571
Restricted cash, net of current portion	—	400,000
Other assets	85,589	67,766

Total assets	$10,922,480	$17,190,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$871,888	$558,339
Accrued expenses	1,294,293	1,425,034
Current portion of capital lease obligation	10,089	11,151

Total current liabilities	2,176,270	1,994,524
Capital lease obligation, net of current portion	44,800	38,256

Total liabilities	2,221,070	2,032,780

Commitments and contingencies (Note 13)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2006 and 2007, respectively; -0- and 5,000 shares issued and outstanding at December 31, 2006 and 2007, respectively. Liquidation preference of $0 and $12,500,000 as of December 31, 2006 and 2007, respectively	—	11,677,108

	—	11,677,108

Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized; 63,635,505 and 64,718,021 shares issued and outstanding at December 31, 2006 and 2007, respectively	63,635	64,718
Additional paid-in capital	78,041,824	82,030,007
Accumulated deficit	(69,404,049)	(78,614,004)

Total stockholders’ equity	8,701,410	3,480,721

Total Liabilities and Stockholders’ Equity	$10,922,480	$17,190,609

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
Revenue	$4,198,871	$7,437,581	$10,106,408
Cost of goods sold	1,980,193	2,965,202	3,583,705

Gross profit	2,218,678	4,472,379	6,522,703

Costs and expenses:
Research and development	698,862	576,444	515,182
Selling, general and administrative	4,507,479	8,626,607	15,902,866

Total costs and expenses	5,206,341	9,203,051	16,418,048

Loss from operations	(2,987,663)	(4,730,672)	(9,895,345)
Interest income	190,962	388,190	698,807
Interest expense	(3,919)	(1,665)	(13,417)
Change in valuation of Series B warrants	164,134	(6,264,727)	—

Net loss	$(2,636,486)	$(10,608,874)	$(9,209,955)

Net loss attributable to common stockholders	$(2,636,486)	$(10,608,874)	$(9,209,955)

Net loss per common share-basic and diluted	$(0.07)	$(0.18)	$(0.14)

Weighted average common shares outstanding-basic and diluted	39,914,615	59,826,196	64,420,227

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock, $.001 par value
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Deferred compensation	Total stockholders’ equity
Balance at December 31, 2004	34,730,964	34,731	59,456,392	(56,158,688)	(58,229)	3,274,206

Conversion of Series A preferred stock to common stock	4,802,278	4,803	844,913			849,716
Conversion of Series B preferred stock to common stock	6,559,999	6,560	1,434,201			1,440,761
Issuance of common stock through the exercise of stock options, warrants and employee stock purchase plan	160,528	160	45,394			45,554
Compensation related to non-employee stock options granted			195,327			195,327
Issuance of restricted stock	47,100	47	26,800		(26,800)	47
Amortization of deferred compensation					61,736	61,736
Net Loss				(2,636,486)		(2,636,486)

Balance at December 31, 2005	46,300,869	46,301	62,003,027	(58,795,174)	(23,293)	3,230,861

Conversion of Series A preferred stock to common stock	4,269,803	4,270	1,725,197			1,729,467
Conversion of Series B preferred stock to common stock	10,106,667	10,107	11,626,759			11,636,866
Issuance of common stock through the exercise of stock options and warrants	2,958,166	2,957	1,129,170			1,132,127
Compensation related to employee stock options granted			1,175,416			1,175,416
Compensation related to non-employee stock options granted			547,420			547,420
Financing fee on Series B warrants			(165,165)			(165,165)
Compensation expense related to restricted stock					23,293	23,293
Net Loss				(10,608,874)		(10,608,874)

Balance at December 31, 2006	63,635,505	$63,635	$78,041,824	$(69,404,049)	$—	$8,701,410

Issuance of common stock through the exercise of stock options and warrants	907,516	908	232,273			233,181
Compensation expense related to restricted stock			176,541			176,541
Issuance of restricted stock	175,000	175	(175)
Compensation related to employee stock options granted			1,913,188			1,913,188
Compensation related to non-employee stock options granted			1,666,356			1,666,356
Net Loss				(9,209,955)		(9,209,955)

Balance at December 31, 2007	64,718,021	$64,718	$82,030,007	$(78,614,004)	$—	$3,480,721

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

	Year ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(2,636,486)	$(10,608,874)	$(9,209,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,530	97,799	82,034
Loss on disposal of fixed assets	4,817	—	—
Stock-based compensation expense	269,043	1,756,111	3,731,127
Provision for allowance for bad debts	37,750	92,712	190,230
Change in valuation of Series B warrants	(164,134)	6,264,727	—
Changes in operating assets and liabilities:
Movement in restricted cash	—	—	(500,000)
Accounts receivable	(73,942)	(732,597)	(479,249)
Inventory	71,338	(100,152)	(1,885,054)
Prepaid expenses and other current assets	74,429	(51,145)	60,262
Other assets	—	—	—
Accounts payable and accrued expenses	(229,206)	1,382,013	(157,100)

Net cash used in operating activities	(2,474,861)	(1,899,406)	(8,167,705)

Cash flows from investing activities:
Purchases of fixed assets	—	(65,634)	(61,449)
Purchases of marketable securities	—	(2,750,000)	(11,800,000)
Proceeds from the maturity of marketable securities	—	—	8,100,000

Net cash used in investing activities	—	(2,815,634)	(3,761,449)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs of $0, $165,165 and $822,892 in 2005, 2006 and 2007, respectively	80,131	3,928,508	11,677,108
Proceeds from issuance of common stock	45,601	1,132,127	233,181
Principal payments on capital lease obligations	—	(2,687)	(5,367)

Net cash provided by financing activities	125,732	5,057,948	11,904,922

Net increase (decrease) in cash and cash equivalents	(2,349,129)	342,908	(24,232)
Cash and cash equivalents, beginning of year	2,896,963	547,834	890,742

Cash and cash equivalents, end of year	$547,834	$890,742	$866,510

Supplemental Disclosure of Cash Flow Information

During 2005, 2006 and 2007, the Company paid $3,919, $1,665, and $13,417 respectively, in interest expense.

Supplemental Disclosure of Non-Cash Financing Activities

During 2005 and 2006, investors exercised their rights to convert 369,406 and 333,695 Series A Convertible Preferred Stock into 4,802,278 and 4,269,803 shares of the Company’s common stock, respectively, at a conversion price of $0.34 per share. During 2005, investors exercised their rights to convert 2,952 of Series B Convertible Preferred Stock into 6,559,999 shares of the Company’s common stock at a conversion price of $0.45 per share. During 2006, investors exercised their rights to convert 4,548 of Series B Convertible Preferred Stock into 10,106,667 shares of the Company’s common stock at a conversion price of $0.45 per share.

During 2005, Medtronic executed a cashless exercise of their warrant for 67,873 shares of Series A Convertible Preferred Stock.

In November 2006 the Company entered into a 5-year capital lease for office equipment with a fair market value of $56,000.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations of $2,987,663, $4,730,672 and $9,895,345 for the fiscal years ended December 31, 2005, 2006 and 2007, respectively, and recurring negative cash flow from operations of $2,474,861, $1,899,406 and $7,667,705 for the fiscal years ended December 31, 2005, 2006 and 2007, respectively. In addition, the Company had an accumulated deficit of $78,614,004 at December 31, 2007.

In March 2007, the Company sold $12.5 million of Series C Convertible Preferred Stock to St. Jude Medical, Inc. (“St. Jude Medical”) resulting in proceeds of $11.7 million after issuance costs. Management believes this capital inflow, combined with its existing cash resources, is sufficient to fund its cash requirements for at least the next 12 months.

2. Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are as follows:

Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities, which mature in less than 90 days, are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments are subject to minimal credit and market risk. These securities amount to $7,500,000 and $11,200,000 at December 31, 2006 and 2007, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. Short-term commercial paper, auction rate securities, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $563,366 and $113,384 at December 31, 2006 and 2007, respectively, are classified as cash equivalents. The liquidity of some of these securities may be effected by market conditions. On November 21, 2007, Cambridge Heart, Inc. (the “Company”) entered into a definitive agreement with Farley White Management Company, LLC to lease 20,432 rentable square feet of office space. The initial lease term was for 62 months with an option to extend the lease for one extension period of five years. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and reduces by $100,000 at the end of the second, third and fourth lease years. The Company has recorded this letter of credit as Restricted Cash on its Balance Sheet. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” in multiple element arrangements, individual elements can be considered separate unit of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Heartwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand alone systems. As necessary, the Company allocates the purchase price to the separate items proportionately based on fair value or amounts charged when sold on a standard basis, accordingly, and defers revenue recognition on unshipped elements until shipment. In addition, the Company regularly sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recorded over the term of the underlying agreement. Payments of $289,312 at December 31, 2007 ($117,897 at December 31, 2006) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during 2007 was $0 ($0 during 2006). The Company provided $17,254, $92,712 and $37,750 for allowance for doubtful accounts during the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the allowance for doubtful accounts was $250,216 and $232,962, respectively.

Stock-Based Compensation

FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) was issued in December 2004. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires that the Company recognize the compensation cost related to share-based payment transactions with employees in financial statements beginning with the first annual reporting period that begins after June 15, 2005 (the effective date). Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Effective January 1, 2006, the Company adopted SFAS No. 123R. SFAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This stock-based compensation expense must be included in the statement of operations over the requisite service period. The provisions of SFAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. The Company incurred $3,731,127 in non-cash stock-based compensation expense for the year ended December 31, 2007, or $.06 per share.

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

Prior to the effective date of SFAS 123R the Company accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under the provisions of APB 25, the Company recognized compensation expense only to the extent that the exercise price of the Company’s employee stock options was less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under SFAS 123 for the Company’s employee equity incentive plans through December 31, 2005.

The Company adopted the provisions of SFAS 123R using the modified prospective approach. Under this method, prior periods are not restated. Had the Company previously recognized compensation costs as prescribed by SFAS 123, previously reported net loss, basic loss per share and diluted loss per share would have changed to the pro forma amounts shown as follows:

Year ended December 31,
2005
Net loss attributable to common stockholders:
As reported	$(2,636,486)
Stock-based compensation (expense) included in reported net loss	(269,043)
Total stock-basesd compensation under the fair-value-based method for all awards	418,191

Pro forma	$(2,785,635)

Net loss per share:
As reported-basic and diluted	$(0.07)
Pro forma-basic and diluted	$(0.07)

The Company uses the Black-Scholes and Monte Carlo Simulation option pricing model option pricing model which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term of the options granted, estimates on the expected time period that employees will retain their vested stock options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

The following assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	Twelve Months Ended December 31,
	2005	2006	2007
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	115%	120%	112%
Risk Free Interest Rate	4.13%	4.74%	3.02%
Expected Option Terms (in years)	4	3-5	5

The following assumptions were used to estimate the fair market value of options granted using the Monte Carlo Simulation pricing model in connection with the Business Development Consulting Agreement referenced in Note 14 to the financial statements included in this Annual Report on Form 10-K:

	2006	2007
Dividend Yield	0.0%	0.0%
Expected Volatility	106%	106%
Risk Free Interest Rate	4.60%	4.50%
Expected Option Terms (in years)	5	5

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

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 5,507,625, 5,775,868, and 7,153,784 shares of common stock, warrants for the purchase of 1,622,532, 37,015 and 0 shares of common stock, warrants for the purchase of 403,830, 115,385, and 115,385 shares of Series A Convertible Preferred Stock, warrants for the purchase of 2,375, 0, and 0 shares of Series B Convertible Preferred Stock, 45,248, 0, and 0 shares of Series A Convertible Preferred Stock and 2,173, 0, 0 shares of Series B Convertible Preferred Stock, and 0, 0, and 5,000 Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for 2005, 2006, and 2007, respectively.

Emerging issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for 2005, 2006 and 2007. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). For the years ended December 31, 2005, 2006 and 2007, the Company had no other comprehensive income.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate their fair values at December 31, 2006 and 2007.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which include allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Licensing Fees and Patent Costs

The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized at December 31, 2007 was $59,209 compared to $77,032 at December 31, 2006, which is included in other assets in the accompanying balance sheet.

Product Warranty

Management warrants all non-disposable products as compliant with their specifications and that the products are free from defects in material and workmanship for a period of 13 months from the date of delivery. A reserve is maintained for the estimated cost of potential future repairs of products during this warranty period. The amount of the reserve is based on actual return and repair cost experience. If the rate and cost of future warranty activities materially differs from the Company’s historical experience, additional costs would have to be reserved that could materially affect operating results.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances and is effective, for the Company, beginning fiscal first quarter 2008. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in fiscal first quarter 2009. We do not expect the adoption of SFAS 159 to have a material impact on our financial position and results of operations.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for the Company beginning with fiscal year 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial position and results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the amount of tax benefits recognized must be the largest amount of tax benefit that has a greater than 50% likelihood of being sustained upon audit by the relevant taxing authority. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting for interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption and December 31, 2007, the total amount of unrecognized tax benefits was $166,000, all of which, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance. As a result of the implementation of FIN 48, the Company did not recognize an increase in tax liability for the unrecognized tax benefits because the Company has recorded a tax net operating loss carryforward that would offset this liability.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.

Tax years ended December 31, 2004, 2005, 2006 and 2007 remain subject to examination by major taxing jurisdictions, which are Internal Revenue Service and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, those years may also be subject to review by relevant taxing authorities if utilized.

The Company has performed an analysis of its changes in ownership under Internal Revenue Code Section 382 and has determined that as of December 31, 2007 approximately $34,200,000 of Federal and $0 state NOLs are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $11,970,000. The Company has also determined that as of December 31, 2007 approximately $1,150,000 of Federal and $216,000 state R&D credits are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $1,290,400.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial position and results of operations.

Reclassifications

Certain prior period balances have been reclassified to conform with the current period presentation.

3. Inventory

Inventories consisted of the following at December 31, 2006 and 2007, respectively:

	December 31,
	2006	2007
Raw materials	$494,767	$981,071
Work in process	673	1,040
Finished goods	24,650	1,423,033

	$520,090	$2,405,144

4. Fixed Assets

Fixed assets consist of the following:

	Estimated useful lives (years)	December 31,
		2006	2007
Computer equipment	3-5	$823,654	$882,902
Manufacturing equipment	5	420,815	423,015
Office furniture	7	87,028	87,028
Sales demonstration and clinical equipment	3	1,070,469	1,070,469

		2,401,966	2,463,414
Less-accumulated depreciation		2,265,768	2,330,843

		$136,198	$132,571

The Company recorded depreciation expense of $117,173, $71,207 and $64,211 for the years ended December 31, 2005, 2006 and 2007, respectively.

5. Other Assets

Other assets consist of the following:

	Estimated useful lives (years)	December 31,
		2006	2007
Capitalized software development costs	3	$1,482,728	$1,482,728
Patents	5	228,548	228,548
Other assets		8,557	8,557

		1,719,833	1,719,833
Less-accumulated amortization		1,634,244	1,652,067

		$85,589	$67,766

The Company recorded amortization expense of $54,357, $26,593 and $17,823 for the years ended December 31, 2005, 2006 and 2007, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2007
Accrued employee compensation	$637,820	$304,428
Deferred revenue	117,897	290,979
Accrued consulting costs	87,696	26,000
Accrued product warranty costs	119,125	99,800
Accrued professional fees	220,778	207,807
Accrued co-marketing agent fees	—	269,891
Accrued other	110,977	226,129

	$1,294,293	$1,425,034

For the years ended December 31, 2005, 2006 and 2007, the Company incurred product warranty expenses of $47,996, $126,500 and $138,000, respectively.

7. Capital Lease

The Company is the lessee of office equipment under a capital lease expiring in 2011. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for fiscal year 2007.

Following is a summary of property held under capital leases:

Office equipment	$56,000
Accumulated amortization	(6,593)

$49,407

Minimum future lease payments under capital leases as of December 31, 2007, were as follows:

Amount
2008	$17,784
2009	17,784
2010	17,784
2011	14,820

Net minimum lease payments	68,172
Amount representing interest	(18,765)

Present value of net minimum lease payments	$49,407

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

Total shares of Convertible Preferred Stock issued and outstanding at December 31, 2006 and 2007, respectively, are as follows:

	December 31,
	2006	2007
Series A Convertible Preferred
Shares issued and outstanding	—	—
Liquidation preference	$0	$0

Series B Convertible Preferred
Shares issued and outstanding	—	—
Liquidation preference	$0	$0

Series C Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference	—	$12,500,000

Total Convertible Preferred
Shares issued and outstanding	—	5,000
Liquidation preference	$0	$12,500,000

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

During 2005 and 2006, investors exercised their rights to convert 369,406 and 333,693 shares of Series A stock into 4,802,278 and 4,269,803 shares of the Company’s Common Stock. The Company had 0 shares of Series A stock and warrants for the purchase of an additional 115,385 shares of Series A stock outstanding at December 31, 2006.

From January 1, 2007 to March 28, 2008, investors exercised no outstanding warrants for the purchase of shares of Series A stock. At December 31, 2007, the Company had no shares of Series A stock and warrants for the purchase of 115,385 shares of Series A stock outstanding.

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

During 2006, investors exercised their rights to convert 4,548 of Series B Convertible Preferred Stock into 10,106,667 shares of the Company’s common stock. There were no shares of Series B stock and no warrants to purchase additional shares of Series B stock outstanding at December 31, 2006 and 2007.

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

The holders of the Series C Preferred Stock are entitled to receive cumulative cash dividends at the rate of eight percent (8%) of the Series C Original Issue Price per year (the “Series C Dividend”) on each outstanding share of Series C Preferred Stock, provided, however, that the Series C Dividend is only payable when, and if declared by the Board of Directors. The Series C Dividend is payable prior and in preference to any declaration or payment of any dividend on Common Stock, other series of Preferred Stock or any other capital stock of the Company.

The conversion price of the Series C Preferred Stock is subject to adjustment in certain circumstances. If the Company had issued shares of Common Stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C Preferred Stock, the conversion price of the Series C Preferred Stock would have been adjusted.

In the event of a liquidation of the Company, the holders of Series C Preferred Stock are entitled to receive, prior to the payment of any amount to the holders of Common Stock, other series of Preferred Stock or any other capital stock of the Company, an amount equal to the Series C Original Issue Price, plus declared but unpaid dividends on such shares.

Pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, the Company agreed to use its best efforts to file with the Securities and Exchange Commission, no later than 60 days following March 21, 2007, a registration statement registering the resale of the shares of common stock issuable upon conversion of the Series C Preferred Stock, to cause the registration statement to be declared effective under the Securities Act of 1933, as amended (the “Act”), no later than 120 days following March 21, 2007, and to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C Preferred Stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144 under the Act.

On May 18, 2007 the Company filed a registration statement with the Securities and Exchange Commission pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical registering the resale of the shares of common stock issuable upon conversion of the Series C stock. The registration statement was declared effective under by the Securities and Exchange Commission on June 11, 2007. The Company has agreed to keep the registration statement continuously effective until all of the shares of common stock issuable upon conversion of the Series C stock have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144 under the Act.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Company classified the Series C stock outside of permanent equity based on the rights of the Series C stock in a deemed liquidation.

9. Stockholders’ Equity

Common Stock

The Company’s Board of Directors has authorized 150,000,000 shares of the Company’s $0.001 par value common stock. At December 31, 2007, the Company had 64,718,021 common shares outstanding. As of March 28, 2008, the Company had 64,718,021 common shares outstanding.

Warrants

A roll-forward of outstanding warrants for the purchase of common stock of the Company for the years ended December 31, 2005, 2006 and 2007 are summarized as follows:

	December 31, 2005		December 31, 2006		December 31, 2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise $ Price
Outstanding at beginning of year	2,102,532	$1.13	1,622,532	$0.43	37,015	$1.30
Issued	—	—	0	—	0	—
Exercised	—	—	(1,585,517)	0.41	0	0.00
Canceled	(480,000)	3.50	0	—	(37,015)	1.30

Outstanding at end of year	1,622,532	$0.43	37,015	$1.30	0	$—

There are no warrants for the purchase of common stock outstanding at December 31, 2007.

10. Stock Plans

1993 and 1996 Stock Option Plans

During 1993, the Company adopted the 1993 Incentive and Non-Qualified Stock Option Plan (the “1993 Plan”) and in 1996 the Board of Directors authorized the 1996 Equity Incentive Plan (the “1996 Plan”). The Plans provide for the grant of incentive and non-qualified stock options to management, other key employees, consultants and directors of the Company. No new awards may be made under the 1993 Plan. In 1999, the Board of Directors authorized and the stockholders approved an amendment to the 1996 Plan to increase the total number of shares authorized for issuance under the plan from 1,000,000 to 1,300,000 shares of the Company’s common stock. The total shares of common stock that may be issued pursuant to the exercise of options granted under the 1993 and 1996 Plans are 155,000. All of these options were exercisable at December 31, 2007. No new awards may be made under the 1993 Plan or the 1996 Plan. Under the terms of both plans, incentive stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant and for a term not to exceed ten years.

1996 Director Option Plan

During 1996, the Board of Directors authorized the issuance of up to 100,000 shares of the Company’s common stock pursuant to its 1996 Director Option Plan (the “Director Plan”). Under the Director Plan, outside directors of the Company who are not otherwise affiliated with the Company are entitled to receive options to purchase 10,000 shares of common stock upon their initial election to the Board of Directors. At December 31, 2007 none of these options were outstanding.

2001 Stock Incentive Plan

In 2005, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Stock Incentive Plan to increase the total number of shares authorized for issuance under the plan from 5,000,000 to 6,750,000 shares of the Company’s common stock to eligible employees, officers, directors, consultants and advisors in the form of stock options or shares of restricted stock up to a maximum of 1,000,000 shares. During 2007, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Plan to increase the total number of shares authorized for issuance under the 2001 Plan from 6,750,000 to 8,250,000 shares of the Company’s common stock. A total of 47,100, 0 and 175,000 shares of restricted stock were granted under the 2001 Plan during 2005, 2006 and 2007, respectively, of which restrictions had lapsed with respect to 47,100 at December 31, 2007. Under the terms of the plan, stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant and for a term not to exceed ten years.

Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period. For stock options issued prior to the adoption of SFAS 123R, forfeitures were recognized as they occur.

There were 175,000 new restricted stock grants issued for the year ended December 31, 2007 and approximately 375,626 shares of restricted stock were available for future grant on December 31, 2007. Included in the Company’s Statement of Operations was $151,583 of deferred compensation. Non-vested restricted stock activity for the twelve months ended December 31, 2007 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2006	—	$—
Granted	175,000	3.58
Vested	—	—
Forfeited	—	—

Nonvested balance as of December 31, 2007	175,000	$3.58

There were 2,818,500 new stock options granted during 2007, including the 400,000 stock options granted to the Company’s Chairman, in connection with his services as interim President and Chief Executive Officer. At December 31, 2007, 7,153,784 shares of common stock were reserved for issuance upon exercise of the options issued under the Company’s stock option plans and there are 375,626 options available for future grant. Transactions under all of the Company’s equity incentive plans during the years ended December 31, 2005, 2006 and 2007 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	5,775,868	$0.56
Granted	2,818,500	2.10
Exercised	(975,251)	0.45
Canceled/Forfeited	(465,333)	1.85
Outstanding at December 31, 2007	7,153,784	$1.99	8.63	$1,202,500

Exercisable at December 31, 2007	2,306,359	$1.58	7.05	$804,328

The fair value of options granted in 2007 was $6,843,085, with a per share weighted average fair value of $2.65. The fair value of options granted during 2006 was $9,701,722, with a per share weighted average fair value of $2.15. The fair value of options granted during 2005 was $2,990,899, with a per share weighted average fair value of $0.61. The amount was estimated using the Black-Scholes and Monte Carlo Simulation option pricing model with the assumptions listed in Note 2. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant.

As of December 31, 2007, there was $6,330,995 of total unrecognized compensation cost related to approximately 4,847,424 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 3 years. The total intrinsic value of stock options exercised during 2005, 2006 and 2007 was $0, $3,581,660 and $2,381,613, respectively. For the year ended December 31, 2007, proceeds received upon the exercise of options were $233,181.

The following table summarizes information about stock options outstanding under all of the Company’s stock option plans at December 31, 2007:

Range of exercise prices	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Exercisable
$0.20 – $0.50	1,664,084	7.26	0.31	1,105,625	7.26	0.31
$0.51 – $1.00	107,500	6.39	0.71	107,500	6.39	0.71
$1.01 – $2.50	2,458,000	7.89	1.64	531,000	7.89	2.18
$2.51 – $4.00	2,834,700	6.75	3.18	482,733	6.75	3.14
$4.01 – $9.38	89,500	1.10	6.64	79,500	1.10	6.93

	7,153,784	8.63	$1.99	2,306,359	7.05	$1.58

The Company recognized the full impact of its share-based payment plans in the statement of operations for 2007 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	2007	2006
Cost of goods sold	$11,363	$9,994
Research and development	64,738	42,931
Selling, general and administrative	3,655,026	1,703,186

Stock-Based Compensation Expense	$3,731,127	$1,756,111

The Company has recorded compensation expense (benefit) related to options granted to non-employee consultants for services rendered, totaling $29,730 in 2005, $557,402 in 2006 and $1,666,356 in 2007 based on the fair value of our common stock.

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

On December 15, 2006 in connection with the resignation of Jeffrey J. Langan as President and Chief Executive Officer of the Company, 200,000 of the 2,000,000 stock options awarded to Mr. Langan on October 13, 2006 continued to become exercisable in accordance with their original terms. The stock options were granted as a stand-alone award outside of the Company’s equity incentive plans but were nevertheless subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. The remaining 800,000 stock options granted to Mr. Langan were cancelled and forfeited effective on the December 15, 2006. As of December 31, 2007, the surviving stock options were exercisable and continue to be governed by the terms and conditions of the Company’s 2001 Stock Incentive Plan.

In October 2007, the Board of Directors of the Company voted to amend all outstanding stock options granted to non-employee directors of the Company under the 2001 Stock Incentive Plan for their services as a director to provide that, in the event of a change in control of the Company, all such outstanding stock options will immediately become exercisable in full. Notwithstanding the foregoing, all such stock options must be exercised within the time periods set forth in the applicable stock option agreement and the 2001 Stock Incentive Plan.

On December 11, 2007, the Board of Directors awarded to Mr. Haghighi-Mood stock options in connection with his appointment as President and Chief Executive Officer of the Company. A stock option to purchase 900,000 shares of common stock of the Company was granted under and subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan, and a stock option to purchase 450,000 shares of common stock of the Company was granted as a stand-alone award outside of the Company’s equity incentive plans but is nevertheless governed by the terms and conditions of the 2001 Plan as though it was granted under the 2001 Plan.

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

Pursuant to the 1996 Employee Stock Purchase Plan, the Company issued 177,528 shares of common stock at an average price of $0.26 for the year ended December 31, 2005. As of September 30, 2005, the Company cancelled its Employee Stock Purchase Plan.

11. Income Taxes

The income tax benefit consists of the following:

	Years ended December 31,
	2005	2006	2007
Income tax benefit:
Federal	$1,702,315	$1,434,882	$2,601,776
State	(19,302)	(857,719)	437,393

	$1,683,013	$577,163	3,039,170
Deferred tax asset valuation allowance	(1,683,013)	(577,163)	(3,039,170)

	$—	$—	$—

Deferred tax assets (liabilities) are comprised of the following:

	Year ended December 31,
	2004	2005	2006
Net operating loss carryforwards	$19,843,414	$20,233,130	$10,870,103
Research and development tax credit carryforwards	1,599,564	1,614,487	145,217
Capitalized research and development	3,311,877	2,492,012	1,873,229
SFAS 123R	—	712,980	978,512
Other	87,646	332,007	793,726

Gross deferred tax assets	24,842,501	25,384,616	14,660,787
Capitalized software	(71,198)	(104,222)	(104,222)
Fixed assets	(36,560)	14,109	5,479
Patent costs	(69,810)	(52,408)	(45,028)

Net deferred tax assets	24,664,933	25,242,096	14,517,017
Deferred tax asset valuation allowance	(24,664,933)	(25,242,096)	(14,517,017)

	$—	$—	$—

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

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Year ended December 31,
	2005	2006	2007
Statutory U.S. federal tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(5.9)	(2.5)	(4.9)
Non-deductible expenses	1.7	0.5	7.0
Other	0.6	2.4	(0.1)
Valuation allowance on deferred tax assets	38.6	34.6	33.0

	—%	—%	—%

As of December 31, 2007, the Company has approximately $27,461,000 federal and $20,193,000 state net operating loss carryforwards and $0 and $223,000 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2008 to 2025.

An ownership change, as defined in the Internal Revenue Code, resulting from the Company’s issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Cambridge Heart has performed an analysis of its change in ownership and has determined that ownership changes have occurred at the time of the Series A Convertible Preferred Stock issuance in 1993 and the Series A Redeemable Convertible Preferred Stock issuance in 2003, and therefore, under Internal Revenue Code Section 382 we have determined that as of December 31, 2007 approximately $34,200,000 of Federal and $0 state NOLs are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $11,970,000. We also determined that as of December 31, 2007 approximately $1,150,000 of Federal and $216,000 state R&D credits are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $1,290,400.

12. Savings Plan

In January 1995, the Company adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 2005, 2006, or 2007.

13. Commitments and Contingencies

Guarantor Arrangements

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that limits its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 and 2007.

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 13 months from the date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience. The Company has $119,125 and $99,800 of accrued warranties at December 31, 2006 and 2007, respectively.

	December 31,
	2006	2007
Balance at beginning of period	$43,615	$119,125
Provision for warranty for units sold	126,500	138,000
Cost of warranty incurred	(50,990)	(157,325)

Balance at end of period	$119,125	$99,800

Operating Leases

The Company has a five year operating lease for office space with a renewal option for an additional five years. Total rent expense under all operating leases was approximately $141,407, $146,346 and $230,916 for the years ended December 31, 2005, 2006 and 2007, respectively. At December 31, 2007, future minimum rental payments under the non-cancelable leases are $262,500, $367,776, $377,992, $388,208, and $398,424 for fiscal years 2008, 2009, 2010, 2011, and 2012, respectively.

Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Maintenance Fees

Under the terms of certain license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2013. The Company is committed to pay an aggregate of $60,000 of such minimum license maintenance fees subsequent to December 31, 2007 as the technology is used. License maintenance fees paid during 2005, 2006 and 2007 amounted to $10,000, $10,000 and $10,000, respectively. The future minimum license maintenance fee commitments at December 31, 2007 are approximately as follows:

2008	10,000
2009	10,000
2010	10,000
2011	10,000
2012	10,000
2013	10,000

$60,000

During the term of these license agreements, the Company is obligated to pay a 1.5% royalty based on net sales of any products developed from the licensed technologies. The license maintenance fees described above are creditable against royalties otherwise payable for such year.

14. Related Party Transactions, Including Royalty Obligations

License Agreement/Consulting and Technology Agreement

The Company is party to a consulting and technology agreement with a member of the Company’s Board of Directors. This individual is also Chairman of the Company’s Scientific Advisory Board. This agreement required the Company to pay a consulting fee of $135,000 during 2002. The agreement, which was amended May 7, 2003 and extends through May 31, 2015, required the Company to pay consulting fees of $45,000 in 2003 and to make a restricted stock award of 100,000 shares of its common stock. The restrictions on these shares lapsed on January 1, 2004. In connection with the issuance of these restricted shares in 2003, the Company recorded additional non-cash consulting fees of $89,900. The agreement also required that the Company pay, during 2002 and 2003, a royalty of 1% of net sales of products developed from certain technologies developed by this individual. The amended agreement required that, during 2003 and 2004, the Company pay a royalty of 1% of net sales of these products up to the total net sales of these products recorded by the Company during the previous fiscal year and a royalty of 1.5% of net sales of these products in excess of the net sales of these products recorded by the Company during the previous fiscal year. This formula for the payment of royalties was in effect through the end of 2004. Beginning in 2005, the amended agreement requires the Company to pay a royalty equal to 1.5% of all net sales of products developed from certain technologies developed by this individual.

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

The Company recognized royalty expense in connection with these agreements of $72,043, $122,868 and $260,165 during fiscal 2005, 2006 and 2007, respectively.

Voting Agreement

On October 29, 2007, the Company entered into a Voting Agreement with Robert P. Khederian, Chairman of the Board of Directors. The Voting Agreement was executed by the parties in connection with the election of two new independent directors to the Board of Directors. On December 14, 2007, the parties entered into an Amended and Restated Voting Agreement (the “Amended Voting Agreement”) in connection with the appointment of Ali Haghighi-Mood as the Company’s new President and Chief Executive Officer and the election of Mr. Haghighi-Mood to the Board of Directors.

The Certificate of Designations of the Preferred Stock of Cambridge Heart, Inc. to be Designated Series A Convertible Preferred Stock (the “Series A Certificate of Designations”) provides that the holders of Series A Convertible Preferred Stock (the “Series A stock”), voting as a separate class, are entitled to elect up to four members of the Board and that at such time the total number of directors may not exceed nine. There are currently no shares of Series A stock outstanding. There are, however, warrants to purchase an aggregate of 115,383 shares of Series A stock (“Series A warrants”) currently outstanding. Mr. Khederian is the holder of record of 78,054 Series A warrants, representing approximately 66.7% of the outstanding Series A warrants.

Under the Amended Voting Agreement, Mr. Khederian agreed to hold and not transfer or otherwise dispose of any of the Series A warrants registered in his name or any shares of Series A stock that he may acquire upon exercise of his Series A warrants if, as a result of such transfer or disposition, he will not hold a majority of the Series A stock (assuming the exercise of all outstanding Series A warrants). Mr. Khederian also agreed that upon the request of the Board he would exercise that number of Series A warrants so that he holds at least a majority of the shares of Series A stock then outstanding and entitled to vote. Mr. Khederian further agreed to vote all of his shares of Series A stock so as to elect up to three individuals that are nominated or recommended for election as Series A stock directors by a majority of the Board, provided that, in the case of each such director, the Board has determined that such individual qualifies as an independent director under the Nasdaq Marketplace Rules then in effect or such director is serving at the time of the election as the Chief Executive Officer of the Company.

The Amended Voting Agreement will terminate on the earliest of the following dates: (i) the date as of which there are no shares of Series A Stock or Series A Warrants outstanding; (ii) the date as of which the Certificate of Incorporation (including the Series A Certificate of Designations) has been amended so that holders of Series A Stock are no longer entitled, voting as a separate class, to elect any members of the Board; and (iii) the date as of which the Company and Mr. Khederian agree to terminate the Amended Voting Agreement with the approval of a majority of the Board.

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

During the term of the Consulting Agreement, Dr. Blumberg was paid a consulting fee of $25,000 per month. Pursuant to the terms of the Consulting Agreement, Dr. Blumberg received stock options to purchase an aggregate of 700,000 shares of common stock of the Company at an exercise price equal to the closing price per share of the Company’s common stock on December 18, 2006, which is the date of grant. The first 200,000 stock options will become exercisable in three equal annual installments beginning on the first anniversary of the date of grant. The remaining 500,000 stock options (the “Performance Options”) will become exercisable in the event that the closing price for shares of common stock of the Company exceeds $6.60 per share (subject to adjustment for stock splits, stock dividends, stock combinations and other similar transactions of the Company’s common stock) for a period of 30 consecutive trading days prior to December 31, 2011. In the event of a Change in Control of the Company (as defined in the Consulting Agreement), the Performance Options will become exercisable in full as of the date of the Change in Control. The stock options were granted outside of the Company’s equity incentive plans but are nevertheless subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. The Company valued these using the Monte Carlo Method.

15. Major Customers, Export Sales and Concentration of Credit Risk

No customer accounted for 10% or higher of total revenue and accounts receivable as of December 31, 2005, 2006 and 2007. During the years ended December 31, 2005, 2006 and 2007, international sales accounted for 22%, 11% and 6.5% of the total revenue, respectively. Company policy does not require collateral on accounts receivable balances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 and not already provided in Item 4A will be contained in our proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

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

Information required by this Item 11 will be contained in our proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 will be contained in our proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 will be contained in our proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be contained in our proxy statement for our 2008 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2007, and such information is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

CAMBRIDGE HEART, INC.

By:	/s/ ALI HAGHIGHI-MOOD
Ali Haghighi-Mood President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALI HAGHIGHI-MOOD Ali Haghighi-Mood	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ VINCENZO LICAUSI Vincenzo LiCausi	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008

/s/ ROBERT P. KHEDERIAN Robert P. Khederian	Chairman	March 28, 2008

/s/ RICHARD COHEN Richard Cohen	Director	March 28, 2008

/s/ KENNETH HACHIKIAN Kenneth Hachikian	Director	March 28, 2008

/s/ REED MALLECK Reed Malleck	Director	March 28, 2008

/s/ KEITH SERZEN Keith Serzen	Director	March 28, 2008

/s/ JOHN MCGUIRE John McGuire	Director	March 28, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

3.4	Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

3.7	Certificate of Designation Preferences and Rights of Series C Convertible Preferred Stock of the Registrant, dated as of March 21, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

3.8	By-Laws of the Registrant, as amended are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4. 3.5, 3.6, 3.7 and 3.8 for provisions of the Registrant’s certificate of incorporation, certificate of designations and by-laws defining the rights of holders of common stock.

10.1#	1993 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.2#	1996 Equity Incentive Plan, as amended is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.3#	1996 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.4#	2001 Stock Incentive Plan is incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement as filed on April 27, 2007 (File No. 0-20991).

10.5#	Summary of Amendments to Certain of the Registrant’s Equity Plans is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

Exhibit No.	Description
10.6#	Form of Exchange Agreement between the Registrant and Certain Executive Officers dated August 15, 2005 is incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

10.7#	Form of Exchange Agreement between the Registrant and Certain Non-Employee Directors dated September 19, 2005 is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

10.8#+	Amended and Restated Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated May 14, 2007 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-3 (File No. 333-143091).

10.9#	License Agreement By and Between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.10	License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-20991).

10.11	First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.12+	Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd. is incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.13#	Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

10.14#	Summary of Amendment dated December 14, 2006 to Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.15#+	Employment Agreement dated December 14, 2007 between the Registrant and Ali Haghighi-Mood.

10.16#	Severance Agreement dated May 18, 2007 between the Registrant and Vincenzo LiCausi.

10.17#	Offer Letter dated September 8, 2005 between Cambridge Heart, Inc. and Roderick de Greef is incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on October 5, 2005 (File No. 0-20991).

10.18#	Severance Agreement dated October 3, 2005 between Cambridge Heart, Inc. and Roderick de Greef is incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed on October 5, 2005 (File No. 0-20991).

10.19#	Retention Benefit Letter dated December 12, 2006 between the Registrant and Roderick de Greef is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.20#	Amendment dated February 22, 2007 to Retention Benefit Letter dated December 12, 2006 between the Registrant and Roderick de Greef is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

Exhibit No.	Description
10.21#+	Offer Letter dated June 10, 2006 between the Registrant and Mark Florence is incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 11, 2006 (File No. 0-20991).

10.22#	Severance Agreement dated June 10, 2006 between the Registrant and Mark Florence is incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 11, 2006 (File No. 0-20991).

10.23#	Separation Agreement dated October 13, 2006 between the Registrant and David Chazanovitz is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 0-20991).

10.24#+	Employment Agreement dated October 13, 2006 between the Registrant and Jeffery J. Langan, is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2006 (File No. 0-20991).

10.25#	Separation Agreement dated December 15, 2006 between the Registrant and Jeffery J. Langan is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.26#	Consulting Agreement dated December 18, 2006 between the Registrant and Laurence Blumberg is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.27#	Non-Statutory Stock Option Agreement Granted Under 2001 Stock Incentive Plan dated December 18, 2006 between the Registrant and Laurence Blumberg is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on June 22, 2007 (File No. 333-143980).

10.28#	Non-Statutory Stock Option Agreement Granted Under 2001 Stock Incentive Plan dated March 28, 2007 between the Registrant and Robert Khederian is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 (File No. 0-20991).

10.29#	Non-Statutory Stock Option Agreement Granted Under 2001 Stock Incentive Plan dated December 11, 2007 between the Registrant and Ali Haghighi-Mood.

10.30	Securities Purchase Agreement among the Registrant and The Tail Wind Fund, Ltd. and Robert P. Khederian dated December 21, 2001 is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

10.31	Amendment to Registration Rights Agreement and Waiver, dated May 12, 2003, by and among the Registrant, The Tail Wind Fund, Ltd. and Robert P. Khederian is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.32	Amendment No. 1, dated May 12, 2003, to the Warrant issued as of September 14, 2000 to the Tail Wind Fund Ltd. by and between the Registrant and the Tail Wind Fund Ltd. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.33	Securities Purchase Agreement among the Registrant and the Purchasers dated May 12, 2003 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.34	Registration Rights Agreement, dated as of May 12, 2003, by and among the Registrant and the signatories thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

Exhibit No.	Description
10.35	Form of Long-Term Warrant to purchase shares of Series A Preferred Convertible Stock of the Registrant issued on May 12, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.36	Securities Purchase Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.37	Registration Rights Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.38	Form of Warrant to purchase shares of common stock, dated as of December 6, 2004 issued to placement agent in connection with the sale of shares of Series B Convertible Preferred Stock is incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-2, as amended (File No. 333-121915).

10.39	Securities Purchase Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.40	Registration Rights Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.41+	Co-Marketing Agreement dated March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 (File No. 0-20991).

10.42+	Amendment No. 1 to Co-Marketing Agreement dated June 18, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 (File No. 0-20991).

10.43#	Form of Memorandum to Board of Directors dated October 1, 2007 Confirming Amendment of Non-Employee Director Stock Options.

10.44	Amended and Restated Voting Agreement dated December 14, 2007 between the Registrant and Robert Khederian.

10.45+	Lease Agreement dated November 21, 2007 by and between the Registrant and Farley White Management Company, LLC.

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

23.1	Consent of Vitale, Caturano & Company Ltd.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
+	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.