Form 10-K/A
period 2007-12-31
CAMBRIDGE HEART INC
filed 2008-04-14
CIK 913443

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

EXPLANATORY NOTE

Cambridge Heart, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007 (1) to include additional statements regarding the movement of restricted cash in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 1. The Company of the notes to the financial statements within Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K/A and (2) to amend the annual headings within Note 11. Income Taxes of the notes to the financial statements within Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K/A.

This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which continues to speak as of the date thereof). With this Amendment No. 1, the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of, $2,987,663, $4,730,672 and $9,895,345 for the years ended December 31, 2005, 2006 and 2007, respectively. We have incurred negative cash flow from operations of $2,474,861, $1,899,406 and $7,667,705 (excluding the impact of the movement in restricted cash), for the years ended December 31, 2005, 2006 and 2007, respectively. In addition, we have an accumulated deficit at December 31, 2007 of $78,614,004.

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

The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has experienced recurring losses from operations of $2,987,663, $4,730,672 and $9,895,345 for the fiscal years ended December 31, 2005, 2006 and 2007, respectively, and recurring negative cash flow from operations of $2,474,861, $1,899,406 and $7,667,705 (excluding the impact of the movement in restricted cash), for the fiscal years ended December 31, 2005, 2006 and 2007, respectively. In addition, the Company had an accumulated deficit of $78,614,004 at December 31, 2007.

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

The Company adopted the provisions of SFAS 123R using the modified prospective approach. Under this method, prior periods are not restated. Had the Company previously recognized compensation costs as prescribed by SFAS 123, previously reported net loss, basic loss per share and diluted loss per share would have changed to the pro forma amounts shown as follows:

Year ended December 31,
2005
Net loss attributable to common stockholders:
As reported	$(2,636,486)
Stock-based compensation (expense) included in reported net loss	(269,043)
Total stock-based compensation under the fair-value-based method for all awards	418,191

Pro forma	$(2,785,635)

Net loss per share:
As reported-basic and diluted	$(0.07)
Pro forma-basic and diluted	$(0.07)

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

11. Income Taxes

The income tax benefit consists of the following:

	Years ended December 31,
	2005	2006	2007
Income tax benefit:
Federal	$1,702,315	$1,434,882	$2,601,776
State	(19,302)	(857,719)	437,393

	$1,683,013	$577,163	3,039,170
Deferred tax asset valuation allowance	(1,683,013)	(577,163)	(3,039,170)

	$—	$—	$—

Deferred tax assets (liabilities) are comprised of the following:

	Year ended December 31,
	2005	2006	2007
Net operating loss carryforwards	$19,843,414	$20,233,130	$10,870,103
Research and development tax credit carryforwards	1,599,564	1,614,487	145,217
Capitalized research and development	3,311,877	2,492,012	1,873,229
SFAS 123R	—	712,980	978,512
Other	87,646	332,007	793,726

Gross deferred tax assets	24,842,501	25,384,616	14,660,787
Capitalized software	(71,198)	(104,222)	(104,222)
Fixed assets	(36,560)	14,109	5,479
Patent costs	(69,810)	(52,408)	(45,028)

Net deferred tax assets	24,664,933	25,242,096	14,517,017
Deferred tax asset valuation allowance	(24,664,933)	(25,242,096)	(14,517,017)

	$—	$—	$—

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2008.

CAMBRIDGE HEART, INC.

By:	/S/ ALI HAGHIGHI-MOOD
Ali Haghighi-Mood President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALI HAGHIGHI-MOOD Ali Haghighi-Mood	President and Chief Executive Officer (Principal Executive Officer)	April 14, 2008

/s/ VINCENZO LICAUSI Vincenzo LiCausi	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

3.4	Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

3.7	Certificate of Designation Preferences and Rights of Series C Convertible Preferred Stock of the Registrant, dated as of March 21, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

3.8	By-Laws of the Registrant, as amended are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4. 3.5, 3.6, 3.7 and 3.8 for provisions of the Registrant’s certificate of incorporation, certificate of designations and by-laws defining the rights of holders of common stock.

10.1#	1993 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.2#	1996 Equity Incentive Plan, as amended is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.3#	1996 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.4#	2001 Stock Incentive Plan is incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement as filed on April 27, 2007 (File No. 0-20991).

10.5#	Summary of Amendments to Certain of the Registrant’s Equity Plans is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

Exhibit No.	Description
10.6#	Form of Exchange Agreement between the Registrant and Certain Executive Officers dated August 15, 2005 is incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

10.7#	Form of Exchange Agreement between the Registrant and Certain Non-Employee Directors dated September 19, 2005 is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

10.8#+	Amended and Restated Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated May 14, 2007 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-3 (File No. 333-143091).

10.9#	License Agreement By and Between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.10	License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-20991).

10.11	First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.12+	Distributor Agreement, dated as of April 1, 1998, by and between the Registrant and Reynolds Medical Ltd. is incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.13#	Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

10.14#	Summary of Amendment dated December 14, 2006 to Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.15#+*	Employment Agreement dated December 14, 2007 between the Registrant and Ali Haghighi-Mood.

10.16#*	Severance Agreement dated May 18, 2007 between the Registrant and Vincenzo LiCausi.

10.17#	Offer Letter dated September 8, 2005 between Cambridge Heart, Inc. and Roderick de Greef is incorporated herein by reference to Exhibit 10.01 of the Company’s Form 8-K filed on October 5, 2005 (File No. 0-20991).

10.18#	Severance Agreement dated October 3, 2005 between Cambridge Heart, Inc. and Roderick de Greef is incorporated by reference to Exhibit 10.02 of the Company’s Form 8-K filed on October 5, 2005 (File No. 0-20991).

10.19#	Retention Benefit Letter dated December 12, 2006 between the Registrant and Roderick de Greef is incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.20#	Amendment dated February 22, 2007 to Retention Benefit Letter dated December 12, 2006 between the Registrant and Roderick de Greef is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

Exhibit No.	Description
10.21#+	Offer Letter dated June 10, 2006 between the Registrant and Mark Florence is incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on July 11, 2006 (File No. 0-20991).

10.22#	Severance Agreement dated June 10, 2006 between the Registrant and Mark Florence is incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on July 11, 2006 (File No. 0-20991).

10.23#	Separation Agreement dated October 13, 2006 between the Registrant and David Chazanovitz is incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006 (File No. 0-20991).

10.24#+	Employment Agreement dated October 13, 2006 between the Registrant and Jeffery J. Langan, is incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September, 30, 2006 (File No. 0-20991).

10.25#	Separation Agreement dated December 15, 2006 between the Registrant and Jeffery J. Langan is incorporated herein by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.26#	Consulting Agreement dated December 18, 2006 between the Registrant and Laurence Blumberg is incorporated herein by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.27#	Non-Statutory Stock Option Agreement Granted Under 2001 Stock Incentive Plan dated December 18, 2006 between the Registrant and Laurence Blumberg is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on June 22, 2007 (File No. 333-143980).

10.28#	Non-Statutory Stock Option Agreement Granted Under 2001 Stock Incentive Plan dated March 28, 2007 between the Registrant and Robert Khederian is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 (File No. 0-20991).

10.29#*	Non-Statutory Stock Option Agreement Granted Under 2001 Stock Incentive Plan dated December 11, 2007 between the Registrant and Ali Haghighi-Mood.

10.30	Securities Purchase Agreement among the Registrant and The Tail Wind Fund, Ltd. and Robert P. Khederian dated December 21, 2001 is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

10.31	Amendment to Registration Rights Agreement and Waiver, dated May 12, 2003, by and among the Registrant, The Tail Wind Fund, Ltd. and Robert P. Khederian is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.32	Amendment No. 1, dated May 12, 2003, to the Warrant issued as of September 14, 2000 to the Tail Wind Fund Ltd. by and between the Registrant and the Tail Wind Fund Ltd. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.33	Securities Purchase Agreement among the Registrant and the Purchasers dated May 12, 2003 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.34	Registration Rights Agreement, dated as of May 12, 2003, by and among the Registrant and the signatories thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

Exhibit No.	Description
10.35	Form of Long-Term Warrant to purchase shares of Series A Preferred Convertible Stock of the Registrant issued on May 12, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.36	Securities Purchase Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.37	Registration Rights Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.38	Form of Warrant to purchase shares of common stock, dated as of December 6, 2004 issued to placement agent in connection with the sale of shares of Series B Convertible Preferred Stock is incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-2, as amended (File No. 333-121915).

10.39	Securities Purchase Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.40	Registration Rights Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.41+	Co-Marketing Agreement dated March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 (File No. 0-20991).

10.42+	Amendment No. 1 to Co-Marketing Agreement dated June 18, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 (File No. 0-20991).

10.43#*	Form of Memorandum to Board of Directors dated October 1, 2007 Confirming Amendment of Non-Employee Director Stock Options.

10.44*	Amended and Restated Voting Agreement dated December 14, 2007 between the Registrant and Robert Khederian.

10.45+*	Lease Agreement dated November 21, 2007 by and between the Registrant and Farley White Management Company, LLC.

14.1	Code of Business Conduct and Ethics is incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

23.1	Consent of Vitale, Caturano & Company Ltd.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
+	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Previously filed with Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 31, 2008.