Form 10-K/A
period 2007-12-31
CAMBRIDGE HEART INC
filed 2008-04-29
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

CAMBRIDGE HEART, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 2

EXPLANATORY NOTE

Cambridge Heart, Inc. (“Cambridge Heart” or the “Company”) is filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 29, 2008, solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14). In addition, we are also including the Item 31.1 and 31.2 exhibits required by the filing of this amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Background of Directors and Executive Officers

Set forth below are the name and age of each of our current directors and the positions held by him with us, his principal occupation and business experience during the last five years, the names of other publicly held companies of which he serves as a director and the year of the commencement of his term as a director. Information concerning the background of our executive officers is included in Part I, Item 4A of this Annual Report on Form 10-K. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

RICHARD J. COHEN, M.D., Ph.D.	Director since 1993
Age: 57

Dr. Cohen, the scientific founder of the Cambridge Heart, has been a consultant to Cambridge Heart since February 1993. Dr. Cohen is the Whitaker Professor of Biomedical Engineering at the Massachusetts Institute of Technology in the Harvard-MIT Division of Health Sciences and Technology, where he has been on the faculty since 1979. Dr. Cohen is also on the staff of the Brigham and Women’s Hospital in Boston. From 1985 to 1995, Dr. Cohen was the Director of the Harvard-MIT Center for Biomedical Engineering located at the Massachusetts Institute of Technology. From 1997 to 2006 Dr. Cohen was the Team Leader of the Cardiovascular Alterations Team of the National Space Biomedical Research Institute. He is currently Co-Director of the Biomedical Enterprise Program jointly administered by the Harvard-MIT Division of Health Sciences and Technology and the MIT Sloan School of Management. Dr. Cohen has authored over 240 published research articles and over 25 issued United States patents. Dr. Cohen holds A.B. and M.D. degrees from Harvard University and a Ph.D. in Physics from The Massachusetts Institute of Technology.

KENNETH V. HACHIKIAN	Director since 2004
Age: 58

Mr. Hachikian has been a Principal and Partner of The Stonegate Group, Ltd., a boutique investment banking and financial advisory firm, since 2003, and President of Belmont Capital Partners, LLC, a venture capital firm, since 1996. From 1991 to 1994, Mr. Hachikian served as President of LINC Scientific Leasing, Inc., and, from 1983 to 1989, as President and CEO of Wellesley Medical Management, Inc. Mr. Hachikian has been an owner and/or senior executive of several other businesses in various industries throughout his over 30-year business career, including Manager of J.O. Pollack LLC from 1997 to 2001. He has also served as a director of several privately held companies since 1996. Mr. Hachikian holds an M.B.A. from Harvard Graduate School of Business Administration and a B.A. in Economics from Harvard University.

REED MALLECK	Director since 2004
Age: 56

Mr. Malleck has been a partner of Tatum LLC, a nationwide executive services firm, since December 2007. From March 2006 to December 2007 he was Vice President of Finance and Operations for Healthwyse, LLC, a provider of integrated clinical and financial information systems for homecare and hospice providers. Previously, from November 2002 until March 2006, Mr. Malleck served as Chief Operating Officer and Chief Financial Officer of Radianse, Inc., a developer and marketer of RF technologies. From June 2000 to November 2002, Mr. Malleck served as Chief Operating Officer and/or Chief Financial Officer of GE Medical Systems Navigation and Visualization Inc. (formerly Visualization Technology, Inc.). Mr. Malleck also held various senior operational and financial positions with several business units of Hewlett-Packard from 1978 to 1999. Mr. Malleck holds a B.S. in Finance and an MBA from the University of Colorado.

JOHN F. MCGUIRE	Director since 2007
Age: 61

Mr. McGuire is retired. From 2004 to 2007, he was President and Chief Executive Officer of the American Red Cross. From 1997 to 2004 Mr. McGuire was President of Whatman, PLC Filtration Products, an international leader in separations technology and provider of materials and devices to laboratory and healthcare markets. In addition, Mr. McGuire has held prominent positions for over 22 years in the field of biomedical technology and the blood banking industry.

ALI HAGHIGHI-MOOD	Director since 2007
Age: 47

Dr. Haghighi-Mood has been our President and Chief Executive Officer since December 2007. From December 2006 to December 2007, Dr. Haghighi-Mood served as our Executive Vice President, Chief Operating Officer and Chief Technology Officer. From July 2003 to December 2006, Dr. Haghighi-Mood served as our Vice President, Operations, Research and Development. From January 2002 to July 2003, he served as our Director of Research and has worked in our research and development department since January 1997. Dr. Haghighi-Mood holds B.S. and M.S. degrees in Electrical Engineering from the University of Tehran and a Ph.D. degree in Biomedical Engineering from the University of Sussex.

ROBERT P. KHEDERIAN	Director since 2002
Age: 55

Mr. Khederian has served as Chairman of the Board of Directors of Cambridge Heart since August 2006, and previously served as lead independent director of Cambridge Heart from April 2005 to August 2006. From December 2006 to December 2007, Mr. Khederian served as our interim President and Chief Executive Officer. Mr. Khederian is the Chairman of Belmont Capital Partners, LLC, a venture capital firm he founded in 1996. From 1984 through 1996, Mr. Khederian served as Chairman of Medical Specialties Group, Inc., a nationwide distributor of medical products he founded. Since 1998, Mr. Khederian has been Chairman and founder of Provident Corporate Finance LLC, an investment banking firm based in Boston. Mr. Khederian is also a director of Inverness Medical Innovations, Inc. and is a member of its Audit and Compensation Committees.

KEITH M. SERZEN	Director since 2007
Age: 55

Mr. Serzen has been Senior Advisor to the Chief Executive Officer of ResMed, Inc. a global sleep-disordered breathing products company since April 2008. From January 2005 to April 2008, he served as Chief Operating Officer, Americas of ResMed, and was ResMed’s Senior Vice President of Sales, Marketing and Clinical Education from September 2003 to January 2005. From 2001 to 2003, Mr. Serzen served as Chief Executive Officer of Theracardia, Inc., a startup medical device company, and from 2000 to 2001 as President/CEO of Acculight, Inc., a laser-oriented research and development company. From 1995 to 1998, he was Vice President of Marketing and Sales for Heartstream, Inc., a manufacturer of automatic external defibrillators, where he was responsible for developing, implementing and directing the worldwide marketing and sales strategy. From 1983 to 1995, Mr. Serzen held senior sales, marketing and general management positions with Nellcor, the world-wide supplier of pulse oximetry and patient safety monitoring equipment.

Arrangements Concerning Election of Directors

Our certificate of incorporation provides that the holders of our Series A Convertible Preferred Stock (the “Series A Preferred”) voting as a separate class, are entitled to elect four members to our Board of Directors as Series A Preferred Directors. A vacancy in any Series A Preferred directorship can be filled only by the vote of the holders of the Series A Preferred or by any remaining Series A Preferred Directors. As of April 25, 2008, 154 shares of Series A Preferred and warrants to purchase 115,229 shares of Series A Preferred were outstanding (the “Series A Warrants”). On December 14, 2007, the Company entered into an Amended and Restated Voting Agreement (the “Amended Voting Agreement”) with Mr. Khederian, who holds 67.6% of the outstanding Series A Preferred and Series A Warrants, including all of the outstanding Series A Preferred. The material terms of the Amended Voting Agreement are described in the section titled Transactions with Related Persons contained in Part III, Item 13 of this Annual Report on Form 10-K. Pursuant to the Amended Voting Agreement, Mr. Khederian agreed to vote all of his shares of Series A Preferred so as to elect up to three individuals who are nominated or recommended for election as Series A Preferred directors by a majority of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our Common Stock (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on its review of copies of reports filed by the Reporting Persons furnished to us, or written representations from Reporting Persons, we believe that, during the fiscal year ended December 31, 2007, the Reporting Persons complied with all Section 16(a) filing requirements, with the following exceptions. Mr. McGuire filed a Form 4 on November 7, 2007 reporting the grant of a stock option on October 29, 2007, Dr. Haghighi-Mood filed a Form 4 on December 19, 2007 reporting the grant of a stock option on December 11, 2007 and Mr. Serzen filed Forms 3 and 4 on April 10, 2008 reporting his appointment as a director and reporting the grant of a stock option on October 29, 2007.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on its website, which is located at www.cambridgeheart.com. In addition, we intend to post on its website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the code.

Audit Committee

The Board of Directors has established a standing Audit Committee of the Board of Directors, which operates under a charter that has been approved by the Board. A current copy of the charter of the Audit Committee is posted on the Corporate Governance section of our website, www.cambridgeheart.com. The members of the Audit Committee are Mr. Malleck (Chairman), Mr. Hachikian and Mr. McGuire. The Board of Directors has determined that Mr. Malleck is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

Item 11.	Executive Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed with management the following Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By the Compensation Committee
Kenneth Hachikian (Chair)
Reed Malleck
Keith M. Serzen

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to describe the Company’s compensation program provided to the executive officers named in the Summary Compensation Table (the “Named Executive Officers”) for the 2007 fiscal year.

Compensation Objectives and Philosophy

Cambridge Heart’s executive compensation program, including the decisions of the Board of Directors regarding individual compensation, is designed with three main objectives in mind. First, the program should enable the Company to attract and retain key executives. Second, the program should reward executives for the achievement of specified business objectives of the Company and/or individual performance goals. Finally, the program should provide executives with a long-term equity interest in the Company so as to link a portion of the compensation of the Company’s executives with the performance of the Common Stock over time.

Compensation Components

During 2007, the Company’s executive compensation program consisted primarily of the following forms of compensation: base salary, annual cash bonus, equity compensation, and severance and change in control arrangements. Named Executive Officers participate in other employee benefits programs that are provided or available generally to full-time employees of the Company, such as the Company’s retirement plan and healthcare, disability and life insurance plans. The Company does not provide any executive benefit in the form of supplemental executive retirement plans or special healthcare plans.

The Compensation Committee generally approves or recommends to the Board of Directors for its approval all compensation and benefit arrangements for executive officers, including the Named Executive Officers. In approving or recommending these arrangements, the Compensation Committee considers recommendations made by the Chief Executive Officer and other members of management. However, the Compensation Committee retains final authority to accept or reject these recommendations. The Compensation Committee also administers the Company’s equity incentive plans, although equity compensation awards are generally also approved by the full Board of Directors.

Base Salary

In establishing, and determining increases in, base salaries for executives, the Compensation Committee examines the executive’s demonstrated levels of competency in skill, effectiveness and leadership, compares how that individual has performed essential job requirements against what was envisioned with the job, monitors salaries at other comparable companies and in the Company’s geographic marketplace, considers historic salary levels of the individual and the nature of the individual’s responsibilities and compares the individual’s base salary with those of other executives at the Company. To the extent determined to be appropriate, the Compensation Committee also considers general economic conditions, the Company’s financial performance and the individual’s past performance in establishing base salaries of executives. The Compensation Committee does not use a specific formula based on these criteria, but instead makes an evaluation of each executive officer’s contributions in light of all such criteria.

Dr. Haghighi-Mood’s annual base salary was increased from $225,000 to $275,000 on December 14, 2007 in connection with his appointment as the Company’s President and Chief Executive Officer. Vincenzo LiCausi’s annual base salary was increased from $102,000 to $125,000 on May 18, 2007 effective July 1, 2007 in connection with his appointment as the Company’s Vice President of Finance and Administration and Chief Financial Officer. The salaries for Dr. Haghighi-Mood and Mr. LiCausi were set at these levels based upon market data, the Company’s compensation practices and negotiations with each executive.

On December 15, 2006, Mr. Khederian, a director of the Company since 2002, was appointed to serve as interim President and Chief Executive Officer of the Company until such time as the Company was able to identify and retain a permanent President and Chief Executive Officer. Mr. Khederian served as interim President and Chief Executive Officer until the appointment of Dr. Haghighi-Mood as President and Chief Executive Officer on December 14, 2007. Mr. Khederian did not receive any cash compensation for his services as interim President and Chief Executive Officer but continued to receive compensation paid to non-employee directors of the Company, including compensation for his services as Chairman of the Board.

The annual base salaries of Roderick de Greef, the Company’s Vice President and Chief Financial Officer until his resignation in July 2007, and Mark S. Florence, the Company’s Vice President, Sales and Marketing until his resignation in January 2008, were unchanged in 2007 and were $180,000 and $175,000, respectively.

Cash Bonus Compensation

The Company provides annual cash bonuses to executives based upon their contribution to the Company’s overall performance during the year and the achievement of certain financial and operating objectives. In accordance with the terms of his employment agreement, Dr. Haghighi-Mood was paid a regular annual cash bonus of $36,000. During the period of his service as Corporate Controller in 2007, Mr. LiCausi was eligible to receive a regular cash bonus of up to $2,500 per quarter based the achievement of qualitative performance criteria. In connection with his promotion to the position of Chief Financial Officer in July 2007, Mr. LiCausi became eligible to receive a regular cash bonus of up to $12,500 per year.

In addition, Dr. Haghighi-Mood and Mr. Florence were eligible to receive individual performance bonuses for 2007 based upon the achievement of specified sales targets for the Company. The individual performance bonuses were based on the achievement of sales targets in order to motivate the executives to achieve the Company’s business objective of continued growth in revenue. Under the terms of his employment agreement, Dr. Haghighi-Mood was eligible to receive an annual performance bonus of $10,000 based upon the achievement of at least $3.0 million in sales revenue for the three months ended December 31, 2007 and an additional 3.75% of all sales revenue between $3.0 million and $3.4 million (up to an additional $15,000). Dr. Haghighi-Mood did not receive his individual performance bonus based upon sales revenue for 2007 because the Company’s sales for the three months ended December 31, 2007 did not exceed the minimum specified target amount.

Mr. Florence was eligible to receive a quarterly performance bonus for 2007 based upon specified cumulative quarterly sales targets. Specifically, Mr. Florence was eligible to receive between $10,000 and $20,000 each quarter upon the achievement of the specified cumulative quarterly sales targets. In the event that the Company’s cumulative quarterly sales exceeded the maximum specified targets, Mr. Florence was entitled to receive an additional quarterly performance bonus equal to 3% of sales in excess of the maximum specified targets. Mr. Florence received individual performance bonus payments of $10,000 for each of the quarters ended March 31, 2007 and June 30, 2007. Mr. Florence did not receive any individual performance bonus payments for the quarters ended September 30, 2007 or December 31, 2007 because the Company’s sales for 2007 did not exceed the minimum specified target amount.

Equity Incentive Compensation

The Named Executive Officers receive long-term equity incentive compensation in the form of stock options. The Board of Directors believes that equity-based compensation motivates the Company’s executive officers to have an interest in the long-term success of the Company. The Board of Directors considers a number of factors, including management recommendations, equity incentive compensation practices at peer companies, and the number and terms of equity awards previously granted to each executive, when determining equity incentive compensation for Named Executive Officers.

The Company generally awards options to executive officers when they become an executive officer or are promoted. In recent years, the Company has not made annual option awards to executive officers in light of the significant awards that they have received upon hire or promotion to new positions with the Company. The Compensation Committee likely will review whether annual awards are appropriate in the future.

In March 2007, Mr. Khederian was awarded a stock option to purchase 400,000 shares of the Company’s Common Stock at an exercise price of $3.17 per share, subject to stockholder approval of an increase in shares available under the 2001 Stock Incentive Plan at the 2007 Annual Meeting of Stockholders. The stock option awarded to Mr. Khederian was intended to compensate Mr. Khederian for his continued service as interim President and Chief Executive Officer while the Board continued its search for an appropriate candidate to serve on a permanent basis. The stock option awarded to Mr. Khederian has an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant, has a term of 10 years, and vests in equal annual installments over three years from the date of grant. In addition, under the terms of the award agreement, the stock option automatically terminated with respect to one-twelfth of the shares covered by the stock option (33,333 shares) for each month fewer than 12 months that Mr. Khederian served as interim Chief Executive Officer of the Company after December 15, 2006. In making its recommendation to the Board regarding the terms of the stock option award for Mr. Khederian, the Compensation Committee considered a number of factors, including the amount of cash compensation that the Company would generally expect to pay to a comparable executive serving as Chief Executive Officer of the Company and the fact that Mr. Khederian was not receiving any cash compensation for his services as interim Chief Executive Officer other than the standard fees paid to non-employee directors.

In May 2007, in connection with his appointment as Vice President of Finance and Administration and Chief Executive Officer, Mr. LiCausi was awarded a stock option to purchase 150,000 shares of Common Stock at an exercise price of $4.00 per share under the Company’s 2001 Plan. In December 2007, in connection with his appointment as President and Chief Executive Officer, Dr. Haghighi-Mood was awarded stock options to purchase an aggregate of 1,350,000 shares of Common Stock at an exercise price of $1.15 per share, 900,000 of which were granted under the Company’s 2001 Stock Incentive Plan and 450,000 of which were granted outside of the Company’s equity incentive plans but nevertheless subject to the terms of the 2001 Stock Incentive Plan. The stock option awards made to Mr. LiCausi and Dr. Haghighi-Mood have an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant, have a term of 10 years, and vest in equal annual installments over three years from the date of grant.

Severance Agreements and Severance Under Employment Agreements

The Company has entered into agreements with each of Named Executive Officers (other than Mr. Khederian) providing for the payment of severance benefits in the event of a qualifying termination of employment. Under these agreements, if the executive officer’s employment is terminated by the Company without cause (as defined in the respective agreement), the executive officer will be entitled to receive severance compensation equal to the executive officer’s base salary as in effect at the time of such termination and continued healthcare benefits for a period of six months, in the case of Messrs. LiCausi, de Greef and Florence, and 12 months, in the case of Dr. Haghighi-Mood.

In the event that Dr. Haghighi-Mood terminates his employment within 30 days following the occurrence of changed circumstances, he is entitled to receive the severance benefits as though his employment had been terminated by the Company without cause. For purposes of his employment agreement, changed circumstances includes (i) a material reduction in the nature or scope of Dr. Haghighi-Mood’s responsibilities, authority or powers as President and Chief Executive Officer of the Company, including, without limitation, due to the Board having hired or appointed another senior executive officer to whom the Executive is requested by the Board to report or who reports directly to the Board or who is given responsibilities or authority normally exercised by an executive in the positions of President and Chief Executive Officer of a Company generally comparable to the Company, in each case without the Dr. Haghighi-Mood’s consent; and (ii) any failure by the Company to nominate and recommend to stockholders that they reelect Dr. Haghighi-Mood to serve as a director of the Company upon the expiration of his term.

In the event of a change in control (as defined in the severance agreements) that does not result in termination of the executive officer’s employment, 50% of the officer’s unvested options (100% of Dr. Haghighi-Mood’s unvested options) that are then outstanding will become immediately exercisable. In the event of a change in control that results in the termination of the executive officer’s employment without cause or by the executive officer for good reason (each as defined in the severance agreements), the executive officer will be entitled to receive severance compensation in an amount equal to the executive officer’s base salary as in effect at the time of such termination for a period of 12 months and continued healthcare benefits for a period of 12 months, and all of the executive officer’s unvested options which are then outstanding will become immediately exercisable.

The Company included enhanced severance benefits in the event of a change in control of the Company in order to remove any financial concerns an executive may have when evaluating a potential transaction and to allow him to focus on maximizing value for the Company’s stockholders. The Compensation Committee believes that these change in control benefits are necessary given the volatility and uncertainty inherent in the Company’s line of business.

Retention Benefit Agreement and Resignation of Chief Financial Officer

In December 2006, in order to induce his continued service as the Company’s Vice President and Chief Financial Officer until at least March 31, 2007, the Company entered into a retention benefit agreement with Mr. de Greef. In February 2007, in order to induce his further continued service as the Company’s Chief Financial Officer until at least June 30, 2007, the Company entered into an amendment of the retention benefit agreement with Mr. de Greef. Upon his resignation as Vice President and Chief Financial Officer effective July 1, 2007, Mr. de Greef received the following benefits pursuant to the terms of the retention benefit agreement, as amended. The Company paid Mr. de Greef severance in the amount of $90,000 in a lump sum payment. The Company also continued to provide Mr. de Greef’s healthcare benefits for a period of six months from the date of termination of employment. In addition, the vesting of certain of Mr. de Greef’s stock options outstanding as of July 1, 2007 was accelerated. Specifically, the stock options granted to Mr. de Greef on October 3, 2005 at an exercise price of $0.26 per share become exercisable immediately with respect to 62,500 of the 83,333 shares that would have become exercisable on October 3, 2007, and the stock options granted to Mr. de Greef on June 1, 2006 at an exercise price of $1.87 per share became exercisable immediately with respect to an additional 4,167 shares that would have become exercisable on June 1, 2008.

Appointment of Chief Executive Officer

On December 14, 2007, the Company appointed Dr. Haghighi-Mood as the Company’s President and Chief Executive Officer and elected him as a director of the Company. Dr. Haghighi-Mood and the Company entered into an employment agreement dated December 14, 2007, the terms of which were approved by the Board of Directors of the Company, after negotiations with Dr. Haghighi-Mood.

Under the terms of the employment agreement, Dr. Haghighi-Mood will be paid an annual base salary of $275,000 per year and will be entitled to receive the severance benefits described above under the title “Severance Agreements and Severance Under Employment Agreements.” Dr. Haghighi-Mood also will have the opportunity to earn an annual performance bonus based upon the achievement by the Company of performance goals to be agreed upon by Dr. Haghighi-Mood and the Board of Directors or the Compensation Committee.

Under the terms of the employment agreement, Dr. Haghighi-Mood was eligible to receive a bonus for the fiscal year ending December 31, 2007 equal to the sum of (i) $36,000 and (ii) a performance bonus amount of up to $25,000 earned based upon the sales revenue of the Company for the three-month period ended December 31, 2007. As discussed above, the component of Dr. Haghighi-Mood’s bonus for 2007 based upon sales revenue was not earned. For the fiscal year ending December 31, 2008, Dr. Haghighi-Mood is eligible to receive a performance bonus based upon the sales revenue of the Company for the year ending December 31, 2008 and the achievement by the Company of other performance goals. The portion of the 2008 performance bonus based upon the sales revenue of the Company will be equal to the sum of (i) $20,000 that is payable upon the achievement by the Company of a threshold sales revenue amount in 2008 and (ii) 1.00% of sales revenue in 2008 above the threshold sales revenue amount. The remaining portion of the 2008 performance bonus in the amount of up to $70,000 will be based upon the achievement of performance goals established by the Compensation Committee and approved by the Board of Directors in consultation with Dr. Haghighi-Mood related to:

•

the development of the Company’s technology, including the advancements in the Company’s patent portfolio and in-licensed technology and other advancements in the Company’s Microvolt T-Wave Alternans technology;

•

the Company’s management, including, without limitation, the successful development and/or recruitment of various management talents and capabilities needed by the Company as mutually identified from time to time by the Board of Directors and Dr. Haghighi-Mood on a timetable to be mutually agreed upon;

•	the Company’s operations, research and development activities and regulatory matters; and

•	the Company’s securing reimbursement from additional private insurers on the timetable to be mutually agreed upon.

In the event that the Dr. Haghighi-Mood’s employment is terminated by the Company without cause prior to December 31, 2008, he will be entitled to receive a pro rated amount of the portion of the performance bonus that is based upon the sales revenue of the Company, calculated based upon the Company’s sales revenue through the end of the most recent calendar quarter ended prior to the termination of his employment.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Code, generally disallows a tax deduction to public companies for certain compensation over $1 million paid to the Company’s Chief Executive Officer and the Company’s other executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure the long-term incentive compensation granted to its executive officers through option issuances under certain of the Company’s stock plans in a manner that is intended to avoid disallowance of deductions under Section 162(m). Nevertheless, there can be no assurance that compensation attributable to awards granted under the plans will be treated as qualified performance-based compensation under Section 162(m). In addition, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the company and its stockholders, after taking into consideration changing business conditions and the performance of its employees. Without limiting the foregoing, options to acquire 450,000 shares of the Company’s common stock at $1.15 per share were granted to Dr. Haghighi-Mood in December 2007 in connection with the Company’s appointment of Dr. Haghighi-Mood to serve as the Company’s President and Chief Executive Officer, such grant being authorized by the Compensation Committee without expectation that such grant, and the shares subject to such grant, would qualify as performance-based compensation for purposes of Section 162(m).

Executive Compensation

The following table sets forth information for the fiscal year ended December 31, 2007 concerning the compensation paid to each person serving as the Company’ Chief Executive Officer or acting in a similar capacity during the last completed fiscal year; each person serving as the Company’s Chief Financial Officer or acting in a similar capacity during the last completed fiscal year; the Company’s executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the last completed fiscal year; and one additional individual who would have been among the Company’s most highly compensated executive officers but for the fact that he was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “Named Executive Officers”).

Summary Compensation Table For 2006 and 2007

Name and principal position (1)	Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Ali Haghighi-Mood President and Chief Executive Officer	2007 2006	227,466 181,875	36,000 36,000	711,724 70,745	— —	— —	975,190 288,260
Robert P. Khederian Chairman of the Board, Former Interim President and Chief Executive Officer	2007 2006	— —	— —	— —	— —	347,217 42,261	347,217 42,261
Vincenzo LiCausi Vice President of Finance and Administration and Chief Financial Officer	2007 2006	106,181 19,080	— —	134,939 2,948	11,000 2,500	— —	252,120 24,528
Roderick de Greef Former Vice President Finance and Administration and Chief Financial Officer	2007 2006	90,000 146,667	90,000 25,667	43,353 55,024	— —	— —	223,353 227,358
Mark S. Florence Former Vice President, Sales and Marketing	2007 2006	179,543 84,029	— 10,000	252,800 120,512	20,000 —	— —	452,343 214,541

(1)	Dr. Haghighi-Mood became our President and Chief Executive Officer in December 2007. Previously, from December 2006 until December 2007, he served as our Executive Vice President, Chief Operating Officer and Chief Technology Officer, and from September 2005 until December 2006 as our Vice President, Operations, Research and Development. Mr. Khederian served as Interim President and Chief Executive Officer of the Company from December 15, 2006 until December 11, 2007. Mr. Khederian received no salary in connection with his services as Interim President and Chief Executive Officer. Mr. LiCausi joined the Company in October 2006 as our Corporate Controller. He became our Vice President, Finance and Administration and Chief Financial Officer in July 2007. Mr. de Greef resigned his employment with the Company in July 2007. Mr. Florence resigned his employment with the Company in January 2008.
(2)	Consists of the cash bonus awards to the Named Executive Officers that were accrued for 2006 and 2007 whether or not such bonuses were paid in that year. Includes a $90,000 retention bonus award made to Mr. de Greef for being employed by the Company until at least March 31, 2007. See the section titled Compensation Discussion and Analysis contained in this Part III, Item 11 of this Annual Report on Form 10-K for more details.
(3)	Reflects the compensation cost related to all outstanding awards recognized in 2006 and 2007 for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions made in the calculation of these amounts are included in Note 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K. In connection with his resignation from the Company in July 2007, Mr. de Greef forfeited to the Company options to purchase 200,000 shares of the Company’s Common Stock.
(4)	Consists of cash bonus paid pursuant to the non-equity incentive plan awards described in the section titled Compensation Discussion and Analysis contained in this Part III, Item 11 of this Annual Report on Form 10-K.
(5)	Includes $38,125 and $43,750 of fees paid for Mr. Khederian’s service as a director in 2006 and 2007, respectively, and $4,136 and $405,020 in compensation cost related to all outstanding stock options awarded to Mr. Khederian for his service a director and interim President and Chief Executive Officer recognized in 2006 and 2007, respectively, for financial statement reporting purposes in accordance with SFAS No. 123R.

The material terms of each Named Executive Officer’s employment related agreements are described about in the section titled Compensation Discussion and Analysis contained in this Part III, Item 11 of this Annual Report on Form 10-K.

The following table sets forth the individual plan-based awards for each of the Named Executive Officers during 2007:

Grants Of Plan-Based Awards For 2007

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(2)	Exercise or Base Price of Option Awards ($/sh)(3)	Grant Date Fair Value of Stock and Option Awards ($/sh)(4)
		Threshold ($)	Target ($)	Maximum ($)
Ali Haghighi-Mood	12/11/2007				900,000	$1.15	832,277
Ali Haghighi-Mood	12/11/2007				450,000	$1.15	416,138
Ali Haghighi-Mood	12/14/2007	10,000		25,000
Robert P. Khederian	3/28/2007				400,000	$3.17	1,050,400
Vincenzo LiCausi	4/30/2007				30,000	$3.26	80,760
Vincenzo LiCausi	5/18/2007				150,000	$4.00	495,450
Vincenzo LiCausi	5/18/2007		12,500
Roderick de Greef
Mark S. Florence	2/26/2007	40,000		80,000

(1)	Represents individual performance bonuses that Dr. Haghighi-Mood and Mr. Florence were eligible to receive based upon the achievement specified sales targets. Mr. Florence’s individual performance bonus may have exceeded $80,000 under certain circumstances. Represents individual performance bonus plan established for Mr. LiCausi in connection with his appointment as Chief Financial Officer of the Company in July 2008. Prior to his appointment as Chief Financial Officer, Mr. LiCausi’s annual performance bonus plan target amount for 2007 was $8,500. See the section titled Compensation Discussion and Analysis – Cash Bonus Compensation contained in this Part III, Item 11 of this Annual Report on Form 10-K for more details regarding the terms of the Named Executive Officer’s individual performance bonuses.
(2)	Includes awards made under the Company’s 2001 Stock Incentive Plan, except for the option to purchase 450,000 shares of the Company’s common stock awarded to Dr. Haghighi-Mood as an equity grant outside of the 2001 Stock Incentive Plan but nevertheless subject to its terms.
(3)	The exercise price for all stock options granted is equal to the fair market value of the Company’s common stock on the date of grant.
(4)	Determined in accordance with SFAS No. 123R. Assumptions made in the calculation of these amounts are included in Note 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K.

For additional information regarding equity and non-equity plan awards to the Named Executive Officers, see the section titled Compensation Discussion and Analysis- Equity Incentive Compensation contained in this Part III, Item 11 of this Annual Report on Form 10-K.

The following table sets forth certain information concerning stock options exercised during the 2007 fiscal year and the number and value of shares of Common Stock subject to options held by the Named Executive Officers as of December 31, 2007:

Outstanding Equity Awards At Fiscal Year-end For 2007

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ali Haghighi-Mood	166,667	166,666	0.29	8/15/2015
Ali Haghighi-Mood	233,333	466,667	3.30	12/14/2016
Ali Haghighi-Mood	—	1,350,000	1.15	12/11/2017
Robert P. Khederian(2)	92,500	46,250	0.30	9/19/2015
Robert P. Khederian(2)	10,000	20,000	2.90	10/30/2016
Robert P. Khederian(3)	—	400,000	3.17	3/28/2017
Vincenzo LiCausi	6,667	13,333	2.53	10/16/2016
Vincenzo LiCausi	—	30,000	3.26	4/30/2017
Vincenzo Li Causi	—	150,000	4.00	5/18/2017
Roderick de Greef	—	—	—	—
Mark S. Florence	133,334	266,666	2.25	7/10/2016

(1)	The option becomes exercisable in three equal annual installments, beginning on the first anniversary of the date of grant.
(2)	Represents option awarded to Mr. Khederian for his services as a director.
(3)	Represents option awarded to Mr. Khederian for his services as interim President and Chief Executive Officer.

The following table sets forth information concerning any option exercises or vested stock awards for each Named Executive Officer during 2007.

Option Exercises And Stock Vested For 2007

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting ($)
Ali Haghighi-Mood	—	—	—	—
Robert P. Khederian	—	—	—	—
Vincenzo LiCausi	—	—	—	—
Roderick de Greef	116,667	327,834	—	—
Mark S. Florence	—	—	—	—

Potential Payments Upon Termination or Change-in-Control

The Company has entered into agreements with the Named Executive Officers (other than Mr. Khederian) providing for severance benefits in the event of a qualifying termination of employment, changed circumstances and/or change of control. Details regarding these agreement are available in the section titled Compensation Discussion and Analysis- Severance Agreements and Severance Under Employment Agreement contained in this Part III, Item 11 of this Annual Report on Form 10-K. Severance payments to each officer calculated as though the termination or change of control occurred on December 31, 2007, are included in the table below.

In December 2006, in order to induce his continued service as the Company’s Vice President and Chief Financial officer until at least March 31, 2007, the Company entered into a retention benefit agreement with Mr. de Greef. In February 2007, in order to induce his further continued service as the Company’s Chief Financial Officer until at least June 30, 2007, the Company entered into an amendment of the retention benefit agreement with Mr. de Greef. The agreement is described in the section titled Compensation Discussion and Analysis- Retention Benefit Agreement and Resignation of Chief Financial Officer contained in this Part III, Item 11 of this Annual Report on Form 10-K.

In October 2007, the Board of Directors of the Company voted to amend all outstanding stock options granted to non-employee directors of the Company under the 2001 Plan for their services as a director to provide that, in the event of a change in control of the Company, all such outstanding stock options will immediately become exercisable in full. Notwithstanding the foregoing, all such stock options must be exercised within the time periods set forth in the applicable stock option agreement and the 2001 Plan. This amendment applies to the director stock options previously awarded to Mr. Khederian.

The following table sets forth potential payments to the Named Executive Officers upon termination or a change in control of the Company, calculated as though the termination or change of control occurred on December 31, 2007:

Name	Termination by the Company without Cause (1)($)	Change of Control of the Company Not Resulting in Termination (2)($)	Change of Control of the Company Resulting in Termination (3)($)	Payments Actually Made in Connection with Termination ($)(4)
Ali Haghighi-Mood	294,933	120,000	414,932	—
Vincenzo LiCausi	72,971	—	141,471	—
Robert P. Khederian	—	—	—	—
Roderick de Greef	—	—	—	—
Mark S. Florence	98,548	—	192,048	—

(1)	Amounts reported for Dr. Haghighi-Mood and Messrs. LiCausi and Florence equal one half annual base salary on December 31, 2007 in the case of Messrs. LiCausi and Florence ($62,500 and $87,500, respectively) and annual base salary on December 31, 2007 in the case of Dr. Haghighi-Mood ($275,000) and continued healthcare benefits for a period of six months, in the case of Messrs. LiCausi and Florence ($6,000 each), and 12 months, in the case of Dr. Haghighi-Mood ($12,000) plus accrued vacation pay ($7,933, $4,471 and $5,048, respectively).
(2)	Represents the value of options (measured as the positive difference between the trading price of the Company’s common stock on December 31, 2007 and the exercise price of the options) held by the Named Executive Officer on the date of termination as to which vesting would accelerate.
(3)	Amounts reported for Dr. Haghighi-Mood and Messrs. LiCausi and Florence equal annual base salary on December 31, 2007 ($275,000, $125,000 and $175,000, respectively) paid for a period of 12 months and continued healthcare benefits for a period of 12 months ($12,000 each), the value of options held by the Named Executive Officer on the date of termination as to which vesting would accelerate ($120,000, $0 and $0, respectively), plus accrued vacation pay ($7,933, $4,471 and $5,048, respectively). See note 2 above regarding the calculation of the value of options.

Director Compensation

Non-employee directors receive a fee of $2,500 per in-person meeting of the Board of Directors and $500 per telephonic meeting of the Board of Directors or committee meeting, and non-employee directors who serve as Chairman of the Board or as chairman of one or more committees of the Board of Directors (currently Messrs. Hachikian, Khederian and Malleck) receive a fee of $3,125 per in-person meeting of the Board of Directors and $625 per telephonic meeting of the Board of Directors or committee meeting. Effective January 1, 2007, each of the Company’s non-employee directors receives an annual retainer of $15,000, which is paid to directors in equal quarterly installments.

The following table sets forth compensation actually paid, earned or accrued during 2007 by the Company’s directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation		Total ($)
Laurence J. Blumberg (2)	38,500	1,359,474	(3)	75,000	(4)	1,472,974
Richard J. Cohen	39,000	194,636	(5)	—		233,636
Kenneth V. Hachikian	53,125	39,223	(6)	—		92,348
Reed Malleck	58,125	39,223	(6)	—		97,348
Keith M. Serzen	7,250	11,104	(7)	—		18,354
John F. McGuire	7,750	11,104	(7)	—		18,854

(1)	Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), (excluding the impact of estimated forfeitures related to service-based vesting conditions), and thus may include amounts attributable to awards granted during and before 2007.
(2)	Dr. Blumberg was elected as a director on October 23, 2006. He resigned as a director on February 13, 2008.
(3)	As of December 31, 2007, Mr. Blumberg held options to purchase (a) 100,000 shares of Common Stock at $2.56 per share, and (b) options to purchase 700,000 shares of Common Stock at an exercise price of $3.26 per share.
(4)	Amount shown reflects consulting fees paid to Dr. Blumberg under the Consulting Agreement between Dr. Blumberg and the Company dated as of December 18, 2006.
(5)	Dr. Cohen was awarded 175,000 shares of restricted stock on May 14, 2007 in connection with the execution of the Amended and Restated Consulting and Technology Agreement between Dr. Cohen and the Company. The restricted stock vest in three equal annual installments beginning on January 1, 2007. The grant date fair value of the restricted stock award, calculated in accordance with SFAS No. 123R is $626,500. See the section titled Transactions with Related Parties — Consulting and Technology Agreement with Richard J. Cohen, M.D., Ph.D. contained in Part III, Item 13 of this Annual Report on Form 10-K for more details regarding the terms of the Amended and Restated Consulting and Technology Agreement. As of December 31, 2007, Dr. Cohen held options to purchase (a) 287,500 shares of Common Stock at exercise price of $0.30 per share, (b) 30,000 shares of Common Stock at an exercise price of $2.90 per share and (c) 300,000 shares of Common Stock at an exercise price of $0.34 per share.
(6)	As of December 31, 2007, Messrs. Hachikian and Malleck each held options to purchase (a) 80,000 shares of Common Stock at an exercise price of $0.30 per share and (b) 30,000 shares of Common Stock at an exercise price of $2.90 per share.
(7)	Each of Messrs. McGuire and Serzen were granted a stock option on October 29, 2007 to purchase 100,000 shares of Common Stock at an exercise price of $2.40 per share. These stock options become exercisable in three equal annual installments beginning on the first anniversary of the date of grant. The grant date fair value of each option award, calculated in accordance with SFAS No. 123R is $193,000.

Compensation Committee Interlocks and Insider Participation

Messrs. Hachikian, Khederian, and Malleck served as members of the Compensation Committee in 2007. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a member of the Compensation Committee or director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan category
Equity compensation plans approved by security holders(1)	5,803,783	$1.88	375,626
Equity compensation plans not approved by security holders(2)	1,350,000	$2.44	—
Total	7,153,783	$1.99	375,626

(1)	Consists of the Amended and Restated 1993 Incentive and Non-Qualified Stock Option Plan, the 1996 Equity Incentive Plan, the 1996 Director Stock Option Plan and the 2001 Plan.
(2)	Consists of a stock option to purchase 200,000 shares of Common Stock awarded to Jeffrey J. Langan, a stock option to purchase 700,000 shares of Common Stock awarded to Laurence J. Blumberg, and a stock option to purchase 450,000 shares of Common Stock awarded to Ali Haghighi-Mood.
(3)	Consists of shares of Common Stock issuable under the 2001 Plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2007, 375,626 shares of Common Stock under the 2001 Plan may instead be issued in the form of restricted stock.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock, Series A Preferred and Series C Convertible Preferred Stock (the “Series C Preferred”) by: (i) each director and nominee, (ii) each of the executive officers named in the Summary Compensation Table below, (iii) all current directors and executive officers as a group, and (iv) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series A Preferred or Series C Preferred.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of April 25, 2008, and the address for each director and executive officer of the Company is: c/o Cambridge Heart, Inc., 100 Ames Pond Drive, Tewksbury, MA 01876. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Common Stock			Series A Preferred			Series C Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding	Number of Shares Beneficially Owned(1)	Percentage of Class Outstanding
Directors
Robert P. Khederian	6,334,831	(2)	9.60%	78,054	(3)	100%	—	—
Richard J. Cohen, M.D., Ph.D.	2,036,052	(4)	3.12%	—		—	—	—
Kenneth Hachikian	50,000	(5)	*	—		—	—	—
Reed Malleck	50,000	(5)	*	—		—	—	—
John McGuire	—		—	—		—	—	—
Keith Serzen	—		—	—		—	—	—

Named Executive Officers
Ali Haghighi-Mood, Ph.D	400,000	(6)	*	—		—	—	—
Vincenzo LiCausi	66,667	(7)	*	—		—	—	—
Roderick de Greef	—		—	—		—	—	—
Mark S. Florence	—		—	—		—	—	—

All directors and executive officers as a group (10 persons)	8,937,550	(8)	13.33%	78,054	(3)	100%	—	—

5% Stockholders
AFB Fund LLC	5,915,168	(9)	9.14%	—		—	—	—
J. Leighton Read	44,109	(10)	*	3,393	(11)	100%	—	—
Leaf Offshore Investment Fund Ltd.	441,168	(12)	*	33,396	(13)	100%	—	—
St. Jude Medical, Inc.	4,180,602	(14)	6.07%	—		—	5,000	100%
Ziff Asset Management, L.P.	3,901,136	(15)	6.03%	—		—	—	—

*	Represents less than 1% of the outstanding Common Stock.
(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock, Series A Preferred and Series C Preferred listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 25, 2008 through the exercise of any stock option, warrant, conversion of preferred stock or other right. The inclusion herein of any shares of Common Stock, Series A Preferred or Series C Preferred deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock, Series A Preferred or Series C Preferred. Shares of Common Stock, Series A Preferred or Series C Preferred which an individual or entity has a right to acquire within the 60-day period following April 25, 2008 pursuant to the exercise of options, warrants or conversion rights are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table.
(2)	Includes (i) 235,833 shares of Common Stock issuable upon the exercise of stock options, (ii) 2,002 shares of Common Stock issuable upon the conversion of shares of Series A Preferred, and (iii) 1,012,700 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.
(3)	Includes 77,900 shares of Series A Preferred issuable upon the exercise of warrants to purchase Series A Preferred.
(4)	Includes 501,667 shares of Common Stock issuable upon the exercise of stock options.
(5)	Includes 50,000 shares of Common Stock issuable upon the exercise of stock options.

(6)	Includes 400,000 shares of Common Stock issuable upon the exercise of stock options.
(7)	Includes 66,667 shares of Common Stock issuable upon the exercise of stock options.
(8)	Includes (i) 1,304,167 shares of Common Stock issuable upon the exercise of stock options, (ii) 2,002 shares of Common Stock issuable upon the conversion of shares of Series A Preferred and (iii) 1,012,700 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.
(9)	As described in a Schedule 13D/A (Amendment No. 6) filed with the Securities and Exchange Commission on April 11, 2008, AFB Fund, LLC (“AFB”) and Louis Blumberg beneficially own, and have shared voting and dispositive power with respect to, 5,915,168 shares of Common Stock. Mr. Blumberg is deemed to beneficially own the 5,915,168 shares of Common Stock beneficially owned by AFB by virtue of his role as manager of AFB. The principal business address of AFB and Mr. Blumberg is 2050 Center Avenue, Fort Lee, NJ 07024.
(10)

Includes 44,109 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants. The business address of J. Leighton Read is c/o Alloy Ventures, 480 Cowper Street, 2nd Floor, Palo Alto, CA 94301.

(11)	Includes 3,393 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.
(12)

Includes 441,168 shares of Common Stock issuable upon conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants. The business address of Leaf Offshore Investment Fund Ltd. is 515 Madison Avenue, 42nd Floor, New York, NY 10022.

(13)	Includes 33,396 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.
(14)	Includes 4,180,602 shares of Common Stock issuable upon the conversion of shares of Series C Preferred. The business address of St. Jude Medical, Inc. is One Lillehei Plaza, St. Paul, MN 55117.
(15)	The information in the table and this note is derived from an amendment to a Schedule 13G/A (Amendment No. 1) filed with the Securities and Exchange Commission on February 13, 2008 by Ziff Asset Management, L.P., PBK Holdings, Inc., Philip B. Korsant and ZBI Equities, L.L.C., which share the power to vote and dispose of the shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Board of Directors of the Company reviews the material facts of transactions with a related person that are required to be disclosed under Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended. In general, that rule requires disclosure of any transaction in which the Company is a participant, the aggregate amount involved exceeds $120,000, and any related person has or will have a direct or indirect material interest. A “related person” means any director or executive officer, any nominee for director, or any immediate family member of a director or executive officer of the registrant, or of any nominee for director. In reviewing related party transactions, the Board will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Related party transactions are referred to the Board by management for review, approval, ratification or other action. This policy is not in writing but is followed consistently by the Board.

Co-Marketing Agreement with St. Jude Medical and Related Sale of Securities

On March 21, 2007, the Company entered into a Co-Marketing Agreement with St. Jude Medical, Inc. The Co-Marketing Agreement grants St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products (the “Products”) to cardiologists and electrophysiologists in North America (the “St. Jude Target Accounts”). The initial term of the Co-Marketing Agreement expires on April 30, 2010. The term of the Co-Marketing Agreement will be automatically renewed for an additional two-year term unless either party notifies the other of its intention to terminate the Co-Marketing Agreement at least six months prior to the expiration of the initial term.

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

On June 18, 2007, the Company and St. Jude Medical entered into an amendment (the “Amendment”) to the Co-Marketing Agreement that provides the Company’s sales force the ability to support St. Jude Medical’s field force in all physician markets. Specifically, the Amendment redefines the St. Jude Target Accounts to include all physician practices in North America, including cardiologists, electrophysiologists, general practitioners and internal medicine physicians. The Amendment further provides that the Company may provide sales assistance to St. Jude Medical with regard to its sales to St. Jude Target Accounts. The Amendment also confirms that the Company was permitted to continue its sales efforts to St. Jude Target Accounts between April 30, 2007 and May 31, 2007 as well as St. Jude Medical’s agreement to reduce its agent fee for certain sales made to St. Jude Target Accounts between April 30, 2007 and May 31, 2007.

On March 21, 2007, the Company and St. Jude Medical also entered into a Securities Purchase Agreement for the sale of $12,500,000 of Series C Preferred to St. Jude Medical. Under the terms of the financing, the Company issued and sold 5,000 shares of its Series C Preferred at a purchase price of $2,500 per share (the “Series C Original Issue Price”). Each share of Series C Preferred is convertible into a number of shares of Common Stock equal to $2,500 divided by the conversion price of the Series C Preferred, which is initially $2.99. Each share of Series C Preferred is currently convertible into approximately 836.12 shares of Common Stock. The total number of shares of Common Stock initially issuable upon conversion of the 5,000 shares of Series C Preferred issued and sold in the financing is approximately 4,180,602, representing 6.10% of the Company’s issued and outstanding Common Stock on an as converted basis.

The holders of the Series C Preferred are entitled to receive cumulative cash dividends at the rate of eight percent (8%) of the Series C Original Issue Price per year (the “Series C Dividend”) on each outstanding share of Series C Preferred, provided, however, that the Series C Dividend is only payable when, as and if declared by the Board of Directors. The Series C Dividend is payable prior and in preference to any declaration or payment of any dividend on Common Stock, other series of Preferred Stock or any other capital stock of the Company.

In the event of a liquidation of the Company, the holders of Series C Preferred are entitled to receive, prior to the payment of any amount to the holders of Common Stock, other series of Preferred Stock or any other capital stock of the Company, an amount equal to the Series C Original Issue Price, plus declared but unpaid dividends on such shares.

During the term of the Co-Marketing Agreement and provided that St. Jude Medical holds at least 50 percent of the shares purchased by it in the Series C Preferred financing or issued upon conversion of the Series C Preferred, St. Jude Medical has the right to designate one representative, which individual shall be reasonably acceptable to the Company, who, subject to certain limitations set forth in the Securities Purchase Agreement, shall be entitled to attend in a non-voting capacity, and receive board materials with respect to, meetings of the Company’s Board of Directors (excluding committee meetings and executive sessions).

Pursuant to the terms of a Registration Rights Agreement between the Company and St. Jude Medical, the Company filed with the Securities and Exchange Commission a registration statement registering the resale of the shares of Common Stock issuable upon conversion of the Series C Preferred and agreed to keep the registration statement continuously effective under the Securities Act of 1933, as amended (the “Act”), until all of the shares of Common Stock issuable upon conversion of the Series C Preferred have been sold pursuant to the registration statement or may be sold without volume limitation restrictions pursuant to Rule 144 under the Act.

The Company has agreed to pay liquidated damages in the event that the Company defaults in its registration obligations. Liquidated damages will accrue monthly at a rate of 1.0% of the aggregate purchase price paid to the Company by the holders of Series C Preferred or shares of Common Stock issuable upon conversion of the Series C Preferred, provided that the aggregate amount of such liquidated damages will not exceed $750,000.

Consulting and Technology Agreement with Richard J. Cohen, M.D., Ph.D.

The Company and Richard J. Cohen, M.D., Ph.D. are parties to a Consulting and Technology Agreement, pursuant to which Dr. Cohen agreed to provide consulting services and license certain technologies to the Company in exchange for compensation and the payment of certain royalties by the Company. In 2007, the Company paid Dr. Cohen approximately $251,961 in royalties under the Consulting and Technology Agreement. In May 2007, the Company and Dr. Cohen entered into an Amended and Restated Consulting and Technology Agreement with Dr. Cohen (the “Amended Agreement”), the material terms of which are described below.

Under the terms of the Amended Agreement, during the period beginning January 1, 2007 and ending on December 31, 2009 (the “Interim Consulting Period”), Dr. Cohen agrees to be available to the Company for consultation for up to 42 days per year. Thereafter, Dr. Cohen agrees to be available to the Company for consultation for a minimum of 18 days per year until the expiration of the consulting period on December 31, 2015 (the “Additional Consulting Period”).

The Company will continue to pay Dr. Cohen royalties on net sales related to certain technologies (including the sale of the Company’s HearTwave II System and other Microvolt T-Wave Alternans products) equal to 1.5% of such net sales. If the Company sublicenses, or grants rights to any sublicense with respect to, such technologies to an unrelated company, Dr. Cohen shall receive royalties equal to 7% of gross revenue to the Company from the sublicense. Pursuant to the terms of the Amended Agreement, the Company will pay Dr. Cohen additional royalties of $10,000 per month during the Interim Consulting Period, subject to an annual percentage increase equal to the annual percentage increase in the National Consumer Price Index for the prior year. Under the Amended Agreement, Dr. Cohen received an aggregate of 175,000 shares of restricted common stock of the Company subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. Dr. Cohen will not receive any additional compensation for the Additional Consulting Period.

Under the Amended Agreement, the Company will have the right to terminate the Amended Agreement within the 30-day period immediately following a Change in Control (as defined in the Amended Agreement) of the Company, in which case the Company shall pay Dr. Cohen a termination royalty as determined in the Amended Agreement. Either party may terminate the Amended Agreement for material breach or default by the other party of the other party’s obligations under the Amended Agreement upon 90 days’ notice.

Voting Agreement with Robert Khederian

On December 14, 2007, the Company entered into the Amended Voting Agreement with Mr. Khederian, in connection with the appointment of Dr. Haghighi-Mood as the Company’s President and Chief Executive Officer. The Amended Voting Agreement amended and restated the Voting Agreement dated October 29, 2007 with Mr. Khederian that was executed by the parties in connection with the appointment to the Board of two new independent directors of the Company.

The Company’s certificate of incorporation provides that the holders of Series A Preferred, voting as a separate class, are entitled to elect up to four members of the Board and that at such time the total number of directors may not exceed nine. There are currently 154 shares of Series A Preferred outstanding, all of which are held by Mr. Khederian. There also are an aggregate of 115,229 Series A Warrants currently outstanding. Mr. Khederian is the holder of record of 78,054 Series A Warrants, which together with his Series A Preferred, represents approximately 67.6% of the outstanding Series A Preferred and Series A Warrants.

Under the Amended Voting Agreement, Mr. Khederian agreed to hold and not transfer or otherwise dispose of any of the Series A Warrants registered in his name or any shares of Series A Stock that he may acquire upon exercise of his Series A Warrants if, as a result of such transfer or disposition, he will not hold a majority of the Series A Preferred (assuming the exercise of all outstanding Series A Warrants). Mr. Khederian also agreed that upon the request of the Board he would exercise that number of Series A Warrants so that he holds at least a majority of the shares of Series A Preferred then outstanding and entitled to vote. Mr. Khederian further agreed to vote all of his shares of Series A Preferred so as to elect up to three individuals that are nominated or recommended for election as Series A Preferred directors by a majority of the Board, provided that, in the case of each such director, the Board has determined that such individual qualifies as an independent director under the Nasdaq Marketplace Rules then in effect or such director is serving at the time of the election as the Chief Executive Officer of the Company.

Director Independence

The Board has determined that Messrs. Hachikian, Khederian, Malleck, McGuire and Serzen are independent directors, as defined by the rules of The Nasdaq Stock Market. The Board of Directors has established three standing committees—Audit, Compensation, and Nominating. The Audit and Nominating Committees each operate under a charter that has been approved by the Board. Current copies of the charters of the Audit and Nominating Committees are posted in the Corporate Governance section of the Company’s website at www.cambridgeheart.com.

The members of the Audit Committee are Mr. Malleck (Chairman), Mr. Hachikian and Mr. McGuire. The Board of Directors has determined that all members of the Audit Committee are independent as determined under Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and as defined by the rules of The Nasdaq Stock Market.

The members of the Compensation Committee are Mr. Hachikian (Chairman), Mr. Malleck and Mr. Serzen. All members of the Compensation Committee are independent as defined under the rules of The Nasdaq Stock Market.

The members of the Nominating Committee are Mr. Hachikian (Chairman), Mr. Khederian and Mr. Malleck. All members of the Nominating Committee are independent as defined under the rules of The Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table summarizes the fees of Vitale, Caturano & Company, Ltd. billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

Fee Category	2007	2006
Audit Fees	$117,867	$105,500
Audit-Related Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$117,867	$105,500

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent auditor. This policy generally provides that the Company will not engage its independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by its independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to the Company by its independent auditor. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

There were no audit or non-audit services provided to the Company for the fiscal year ended December 31, 2007 that were not approved by the Audit Committee or its chairman.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2008.

CAMBRIDGE HEART, INC.

By:	/s/ Ali Haghighi-Mood
Ali Haghighi-Mood President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ali Haghighi-Mood	President and Chief Executive Officer	April 29, 2008
Ali Haghighi-Mood	(Principal Executive Officer)

/s/ Vincenzo LiCausi	Chief Financial Officer	April 29, 2008
Vincenzo LiCausi	(Principal Financial and Accounting Officer)