Form 10-Q
period 2008-03-31
CAMBRIDGE HEART INC
filed 2008-05-12
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number: 0-20991

CAMBRIDGE HEART, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	13-3679946
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 AMES POND DRIVE TEWKSBURY, MASSACHUSETTS	01876
(Address of principal executive offices)	(Zip Code)

978-654-7600

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2008

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	64,718,021

CAMBRIDGE HEART, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2007	March 31, 2008
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$866,510	$1,458,803
Marketable securities	11,200,000	9,500,000
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $250,216 and $303,324 at December 31, 2007 and March 31, 2008, respectively	1,947,892	1,021,795
Inventory	2,405,144	2,264,904
Prepaid expenses and other current assets	70,726	96,402

Total current assets	$16,590,272	$14,441,904
Fixed assets, net	132,571	235,455
Restricted cash, net of current portion	400,000	400,000
Other assets	67,766	64,905

Total Assets	$17,190,609	$15,142,264

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$558,339	$245,981
Accrued expenses	1,425,034	1,332,794
Current portion of capital lease obligation	11,151	9,599

Total current liabilities	1,994,524	1,588,374

Capital lease obligation, long-term portion	38,256	35,675

Total liabilities	2,032,780	1,624,049
Commitments and contingencies (Note 6)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2007 and March 31, 2008, respectively; 5,000 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	11,677,108	11,677,108

	11,677,108	11,677,108

Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2007 and March 31, 2008, respectively; 64,718,021, shares issued and outstanding at December 31, 2007 and March 31, 2008 respectively	64,718	64,718
Additional paid-in capital	82,030,007	82,772,993
Accumulated deficit	(78,614,004)	(80,996,604)

Total stockholders’ equity	3,480,721	1,841,107

Total Liabilities and Stockholders’ Equity	$17,190,609	$15,142,264

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2007	2008
Revenue	$2,589,519	$1,176,601

Cost of goods sold	929,579	560,193

Gross profit	1,659,940	616,408

Costs and expenses:
Research and development	108,163	110,493
Selling, general and administrative	4,804,682	3,054,478

Total Operating Expenses	4,912,845	3,164,971

Loss from operations	(3,252,905)	(2,548,563)

Interest income	99,759	168,878

Interest expense	(2,709)	(2,915)

Net loss	$(3,155,855)	$(2,382,600)

Net loss attributable to common stockholders	$(3,155,855)	$(2,382,600)

Net loss per common share-basic and diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding-basic and diluted	64,283,362	64,543,021

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(3,155,855)	$(2,382,600)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	17,075	21,014
Stock-based compensation expense	1,728,552	742,987
Provision for allowance for bad debts	43,919	53,108
Gain on disposal of fixed assets	—	(14,100)
Changes in operating assets and liabilities:
Accounts receivable	(610,150)	872,989
Inventory	(119,159)	140,240
Prepaid expenses and other current assets	31,671	(25,675)
Accounts payable and accrued expenses	417,148	(404,599)

Net cash used for operating activities	(1,646,799)	(996,636)

Cash flows from investing activities:
Purchases of fixed assets	(38,308)	(121,038)
Proceeds from the sale of fixed assets	—	14,100
Purchases of marketable securities	—	(1,000,000)
Proceeds from the maturity of marketable securities	1,500,000	2,700,000

Net cash provided by investing activities	1,461,692	1,593,062

Cash flows from financing activities:
Proceeds from issuance of series C convertible preferred stock, net of issuance costs of $781,729	11,718,271	—
Proceeds from the issuance of common stock	80,351	—
Principal payments on capital lease obligations	(1,737)	(4,133)

Net cash provided by financing activities	11,796,885	(4,133)

Net increase in cash and cash equivalents	11,611,777	592,293
Cash and cash equivalents, beginning of period	890,742	866,510

Cash and cash equivalents, end of period	$12,502,519	$1,458,803

Supplemental Disclosure of Cash Flow Information

The Company paid $2,709 and $2,915 in interest expense for the three month periods ended March 31, 2007 and 2008, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the three month period ended March 31, 2008 the Company recognized $60,434 as consulting expense in the statement of operations in connection with restricted stock issued to a consultant valued at $626,500.

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

The Company has experienced recurring losses from operations of $3,252,905 and $2,548,563 for the three month periods ended March 31, 2007 and 2008, respectively, and recurring negative cash flow from operations of $1,646,799 and $996,636 for the three month periods ended March 31, 2007 and 2008, respectively. In addition, the Company has an accumulated deficit of $80,996,604 at March 31, 2008.

In March 2007, the Company sold $12.5 million of Series C Convertible Preferred Stock to St. Jude Medical, Inc. (“St. Jude Medical”) resulting in net proceeds of $11.7 million after issuance costs. Management believes this capital inflow, combined with existing resources, is sufficient to fund cash requirements for at least the next 12 months.

Basis of Presentation

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2007.

The Company’s interim financial statements as of March 31, 2007 and 2008 are unaudited and, in the opinion of the management, reflect all adjustments (consisting solely of normal and recurring items) necessary for the fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash Equivalents and Marketable Securities

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Marketable securities consist of cash invested in municipal bonds and auction rate securities with a triple “A” credit rating. In accordance with Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” these investments have been classified as available-for-sale securities and have been reported at fair value, with unrealized gains and losses, if any, excluded from earnings and reported as a separate component of shareholders’ equity. These securities, which mature in less than 90 days, are redeemable at their face value, and bear interest at variable rates which are adjusted on a frequent basis. Accordingly, these investments have been subject to minimal credit and market risk. However, the market value and liquidity of some of these securities may be affected by market conditions. These securities amounted to $11,200,000 and $9,500,000 at December 31, 2007 and March 31, 2008, respectively, and no realized or unrealized gains or losses have been recognized during the periods presented. Short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and money market securities, totaling $113,384 and $1,198,694 at December 31, 2007 and March 31, 2008, respectively, are classified as cash equivalents. All of the marketable securities have been recorded at amortized cost, which approximates fair market value. In 2007, the Company entered into an initial 62 month lease with an option to extend the lease five years, with Farley White Management Company, LLC. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and reduces by $100,000 at the end of the second, third, and fourth lease years. The Company has recorded this letter of credit as Restricted Cash on its Balance Sheet. The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes that at this time it is not exposed to any significant credit risk on cash and cash equivalents. However, the exposure to valuation or liquidity risk on cash and cash equivalents is subject to changes in the financial markets.

Revenue Recognition and Accounts Receivable

        Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company sometimes sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $333,050 at March 31, 2008 ($289,312 at December 31, 2007) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the three month period ended March 31, 2008 was $0. At December 31, 2007 and March 31, 2008, the allowance for doubtful accounts was $250,216 and $303,324, respectively.

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

On November 10, 2005 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $1,728,552 and $742,987, or $0.03 and $0.01 per share, in the three month periods ending March 31, 2007 and 2008, respectively. There was no impact on the statement of cash flows for the period ended March 31, 2008. The charge for the three month period ended March 31, 2007 included $1,287,841 related to stock options issued to the Company’s former Vice President of Business Development pursuant to a four-month consulting agreement that expired on March 31, 2007.

The Company uses the Black-Scholes and Monte Carlo Simulation option pricing models which requires extensive use of financial estimates and accounting judgment, including the expected volatility of the Company’s common stock over the estimated term of the options granted, estimates on the expected time period that employees will retain their vested stock options prior to exercising them, and the number of shares that are expected to be forfeited before the options are vested. The use of alternative assumptions could produce significantly different estimates of the fair value of the stock-based compensation and as a result, provide significantly different amounts recognized in the Company’s statement of operations.

The following assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Three Months Ended March 31,
	2007	2008
Dividend Yield	0.0%	0.0%
Expected Volatility	118.4%	111.9%
Risk Free Interest Rate	4.4%	1.8%
Expected Option Terms (in years)	5	5

The following assumptions were used to estimate the fair market value of options granted using the Monte Carlo Simulation pricing model in connection with the Business Development Consulting Agreement referenced in Note 14 to the financial statements included in our 2007 annual report on Form 10-K/A:

	2007	2008
Dividend Yield	0.0%	n/a
Expected Volatility	106%	n/a
Risk Free Interest Rate	4.50%	n/a
Expected Option Terms (in years)	5	n/a

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 520,000 new stock options granted during the three months ended March 31, 2008.

At March 31, 2008, there were approximately 304,626 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were no new restricted stock grants issued for the three months ended March 31, 2008 and approximately 303,626 shares of restricted stock were available for future grant on March 31, 2008. Included in the Company’s Statement of Operations for the three months ended March 31, 2008 was $60,434 of compensation related to the vesting of restricted stock.

Transactions under all of the Company’s equity incentive plans during the three months ended March 31, 2008 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2007	7,153,784	$1.99
Granted	520,000	$1.06
Exercised	—	—
Canceled/Forfeited	(1,259,000)	$2.83

Outstanding at March 31, 2008	6,414,784	$1.75	8.44

Exerciseable at March 31, 2008	2,320,525	$1.62	7.18

The fair value of options granted during the three months ended March 31, 2008 was $440,556, with a per share weighted average fair value of $1.06. The fair value of options granted during the three months ended March 31, 2007 was $1,965,945, with a per share weighted average fair value of $2.34. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of March 31, 2008, there was $5,439,435 of total unrecognized compensation cost related to approximately 4,094,258 unvested outstanding stock options, with a per share weighted average fair value of $2.20. The expense is anticipated to be recognized over a weighted average period of 2.20 years. The total intrinsic value of stock options exercised during the first three months of 2007 was $1,876,800. No stock options were exercised in the first three months ended March 31, 2008.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three months ended March 31, 2007 and 2008 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three Months Ended March 31,
	2007	2008
Cost of goods sold	$2,802	$2,833
Research and development	8,733	24,150
Selling, general and administrative	1,717,017	716,004

Share-based compensation expense	$1,728,552	$742,987

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

Use of Estimates

        The preparation of financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three month period ended March 31, 2008, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 6,414,784 shares of common stock, warrants for the purchase of 115,385 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. For the three months ended March 31, 2007, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,886,868 shares of common stock, warrants for the purchase of 37,015 shares of common stock, warrants for the purchase of 115,385 shares of Series A Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows as the Company incurred a net loss for the three months ended March 31, 2007 and 2008. This pronouncement will have an impact if and when the Company incurs net income and at that time management will evaluate whether the Company’s existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company had no other comprehensive income for all periods presented.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate their fair values at December 31, 2007 and March 31, 2008.

Inventory Valuation

Management regularly assesses the value of inventory for estimated obsolescence or unmarketable inventory. If necessary, management write-downs inventory value to the estimated fair market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

Product Warranty

Management warrants all of non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. Management maintains a reserve for the estimated cost of future repairs of our products during this warranty period. The amount of the reserve is based on our actual return and historical repair cost experience. If the rate and cost of future warranty activities differs significantly from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

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

Licensing Fees and Patent Costs

        The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under the licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. The Statement does not expand the use of fair value in any new circumstances and is effective, for the Company, beginning fiscal first quarter 2008. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 will be applied prospectively beginning in fiscal first quarter 2009. The adoption of SFAS 157 does not have a material impact on our financial position and results of operations.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS No. 159 is effective for the Company beginning with fiscal year 2008. The adoption of SFAS 159 does not have a material impact on our financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Early adoption is encouraged. Management is currently evaluating SFAS No. 161 to determine if it will have a material impact on the Company’s future financial statements.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three month periods ended March 31, 2007 and 2008. During the three month periods ended March 31, 2007 and 2008, international sales accounted for 3% and 11% of total revenues, respectively.

4. INVENTORIES

	December 31, 2007	March 31, 2008
Raw materials	$981,071	$869,605
Work in process	1,040	1,127
Finished goods	1,423,033	1,394,170

	$2,405,144	$2,264,904

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

Total shares of preferred stock issued and outstanding at December 31, 2007 and March 31, 2008, respectively were as follows:

	December 31, 2007	March 31, 2008
Series C Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	12,500,000	12,500,000

Total Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

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

As part of the financing described above, the Company also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of Series A stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009. All of these warrants have been exercised.

The Company had warrants for the purchase of 115,385 shares of Series A stock, which are convertible into an additional 1,500,005 shares of common stock, outstanding at December 31, 2007 and March 31, 2008.

During the three month period ended March 31, 2008, no warrants to purchase Series A stock were exercised. At December 31, 2007 and March 31, 2008, there were no shares of Series A stock outstanding. In April 2008, 154 warrants to purchase Series A stock were exercised.

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

The conversion price feature of the Series C stock was subject to adjustment in certain circumstances if the Company issued shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C stock.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Company classified the Series C stock outside of permanent equity based on the rights of the Series C stock in a deemed liquidation.

6. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007 and March 31, 2008.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company had $145,648 and $63,058 of accrued warranties at March 31, 2007 and 2008, respectively, as set forth in the following table:

	Three months ended March 31,
	2007	2008

Balance at beginning of period	$119,125	$99,800

Provision for warranty for units sold	35,500	15,500

Cost of warranty incurred	(8,977)	(52,242)

Balance at end of period	$145,648	$63,058

7. RECENT DEVELOPMENTS

On March 21, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products to cardiologists and electrophysiologists in North America. The initial term of the Co-Marketing Agreement expires on April 30, 2010.

On June 18, 2007, the Company entered into Amendment No. 1 to the Co-Marketing Agreement with St. Jude Medical, effective March 21, 2007, enabling St. Jude Medical to also market Cambridge Heart’s HearTwave II Microvolt Alternans test to North American primary care and internal medicine physicians and Cambridge Heart’s sales to support St. Jude Medical’s field sales force in all physician markets in North America.

In May 2008 the Company reached an agreement in principle with St. Jude Medical to amend the Co-Marketing Agreement with St. Jude Medical to a non-exclusive arrangement, which enables Cambridge Heart to assume complete sales responsibility. Under this new agreement in principle, the Company will continue to collaborate with St. Jude Medical on a formal basis. However, the terms of this collaboration remain subject to a final definitive agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death (SCD). Our proprietary technology and products are the first diagnostic tools cleared by the FDA to non-invasively measure Microvolt levels of T-Wave Alternans or MTWA, an extremely subtle beat-to-beat fluctuation in the T-Wave portion of a patient’s electrocardiogram. Our MTWA Test is performed using our primary product, the Heartwave II System in conjunction with our single patient use Micro-V Alternans Sensors. There are approximately 810 first and second generation Heartwave units that have been sold in the U.S. since the product was introduced at the end of 2000.

In the United States, we sell both products through our direct sales organization, and from March 2007 through April 2008, we sold products exclusively through our Co-Marketing Agreement with St. Jude Medical, Inc. As a result of the Company’s revenue trend, in May 2008 we implemented a new technology placement program whereby, instead of an outright purchase, customers will have the option to pay quarterly fees for the use of the Company’s Heartwave II System and consumption of Micro V-Alternans Sensors up to a set level. This program will also allow customers to cancel at any time. Consequently, in May 2008 the Company reached an agreement in principle with St. Jude Medical to amend the Co-Marketing Agreement with St. Jude Medical to a non-exclusive arrangement, which enables Cambridge Heart to assume complete sales responsibility. Under this new agreement in principle, the Company will continue to collaborate with St. Jude Medical on a formal basis. However, the terms of this collaboration remain subject to a final definitive agreement. Outside of the United States, we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our HearTwave units in the United States and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. In connection with the new technology placement model, we will have to expand our direct sales force in order to place a significant number of systems to generate sufficient revenue. We expect that the benefits of this new model will help expedite our MTWA technology achieve broad market acceptance and our ability to achieve meaningful revenue.

Distribution Update

At March 31, 2008, we employed 10 direct sales representatives and 2 regional managers in the U.S. We also employ 16 clinical application specialists who provide clinical support to our direct sales force and our customers. We utilize country specific independent distributors for the sales of our products outside the U.S.

On March 21, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products to cardiologists and electrophysiologists in North America. The initial term of the Co-Marketing Agreement expires on April 30, 2010.

On June 18, 2007, the Company entered into Amendment No. 1 to the Co-Marketing Agreement with St. Jude Medical, effective March 21, 2007, enabling St. Jude Medical to also market Cambridge Heart’s HearTwave II Microvolt Alternans test to North American primary care and internal medicine physicians and Cambridge Heart’s sales to support St. Jude Medical’s field sales force in all physician markets in North America.

In May 2008 the Company reached an agreement in principle with St. Jude Medical to amend the Co-Marketing Agreement with St. Jude Medical to a non-exclusive arrangement, which enables Cambridge Heart to assume complete sales responsibility. Under this new agreement in principle, the Company will continue to collaborate with St. Jude Medical on a formal basis. However, the terms of this collaboration remain subject to a final definitive agreement.

Reimbursement Update

Reimbursement to healthcare providers by Medicare/Medicaid and third party insurers is critical to the long-term success of our efforts to make the MTWA Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden death. In order for physician practices and other health care providers to be able to purchase our products, the availability of appropriate reimbursement to them from both the federal government (Medicare) or a private insurance company is essential. At present, approximately one-half of the U.S. patient population that we believe is most likely to benefit from our MTWA test are at least 65 years old and therefore eligible for reimbursement via Medicare. The remaining 50% of our potential patient population is covered through private insurance plans such as Blue Cross/Blue Shield, Aetna, Cigna, Kaiser and United Healthcare.

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

Other Recent Developments

In February 2008, in response to the GE Medical filing for a formal request for reconsideration of the National Coverage Determination (NCD) for Microvolt T-Wave Alternans to include GE’s Modified Moving Average (MMA) methodology in August, the Centers for Medicare and Medicaid Services (CMS) released a Proposed Decision Memo stating that CMS proposes that there is insufficient evidence to conclude that the MMA method of determining MTWA is reasonable and necessary for the evaluation of Medicare beneficiaries at risk for sudden cardiac death (SCD) under section 1862(a)(1)(A) of the Social Security Act, and, therefore, CMS proposes to continue national noncoverage for the MMA method of determining MTWA. After careful examination CMS found that the evidence base supporting the MMA method of measuring MTWA is limited, and though suggestive of benefit, is not yet convincing.

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

After considering the public comments and any additional evidence, CMS will make a final determination and issue a final decision memorandum. Cambridge Heart believes that currently there is insufficient published clinical evidence on the utility of MMA to support Medicare coverage for selecting patients at risk for sudden cardiac death and has and will continue to share its opinion with CMS. A final decision on this issue is expected in May 2008.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company sometimes sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $333,050 at March 31, 2008 ($289,312 at December 31, 2007) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

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

At December 31, 2007 and March 31, 2008, the allowance for doubtful accounts was $250,216 and $303,324, respectively. We believe we have an adequate allowance; however additional write-offs could occur if future results significantly differ from our expectations.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This share-based compensation expense must be included in the Company’s statement of operations over the requisite service period. We used the Black-Scholes and Monte Carlo Simulation option pricing model to compute the fair value of our stock options. The use of these models require us to make assumptions regarding the expected term of the options, forfeiture rate and volatility of the underlying stock. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. We incurred $ 742,987 in non-cash stock-based compensation expense for the quarter ended March 31, 2008 or $0.01 per share.

Prior to the effective dates of FAS 123R, we accounted for employee awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under the provisions of APB 25, we recognized compensation expense only to the extent that the exercise price of our employee stock options was less than the market price of the underlying stock at the grant date. Accordingly, no compensation cost had generally been recognized under FAS 123R as amended by SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure” for our employee equity incentive plans through December 31, 2005.

Product Warranty

We warrant all of our non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. We maintain a reserve for the estimated cost of future repairs of our products during this warranty period. The amount of the reserve is based on our actual return and historical repair cost experience. If the rate and cost of future warranty activities differs significantly from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended March 31,
($000’s)	2007	% of Total	2008	% of Total	% Change

Alternans Products:
U.S.	$2,257,322	87%	$944,585	80%	-58%
Rest of World	50,670	2%	33,880	3%	-33%

Total	2,307,992	89%	978,465	83%	-58%

Stress Products:
U.S.	260,827	10%	96,936	8%	-63%
Rest of World	20,700	1%	101,200	9%	389%

Total	281,527	11%	198,136	17%	-30%

Total Revenues	$2,589,519	100%	$1,176,601	100%	-55%

Three Month Period ended March 31, 2007 and 2008

Revenue

Total revenue for the three months ended March 31, 2007 and 2008 was $2,589,519 and $1,176,601, respectively, a decrease of 55%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $2,307,992 during the three months ended March 31, 2007, compared to $978,465 during the same period of 2008, a decrease of 58%. Our Alternans products accounted for 89% and 83% of total revenue for the three month periods ended March 31, 2007 and 2008, respectively.

Revenue from the sale of our non-Alternans products for the three months ended March 31, 2007 and 2008 was $281,527 and $198,136, respectively.

The decrease in revenue is attributable to various factors including economic pressures on our target customers, which are small to medium size local cardiology practices in the United States, reduction in Medicare reimbursement, and continued challenges in connection with our co-marketing partner including competing interests and lack of capital equipment selling experience.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended March 31, 2007 and 2008 was 64% and 52%, respectively. The decrease in gross profit as a percentage of revenue is primarily attributable to lower overall revenue levels relative to fixed manufacturing costs.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended March 31,
	2007	% of Total Revenue	2008	% of Total Revenue	% Inc/(Dec) 2008 vs 2007
Operating Expenses:
Research and development	$108,163	4%	110,493	9%	2%
Selling, general and administrative	4,804,682	186%	3,054,478	260%	-36%

Total	$4,912,845	190%	$3,164,971	269%	-36%

Research and Development

Research and development expense for the three months ended March 31, 2007 and 2008 was $108,163 and $110,493, respectively, an increase of 2%. Research and development expense for the 2008 period included $24,150 in non-cash, stock-based compensation expense. We expect research and development expense to increase as we backfill an open position and initiative clinical related activities as necessary.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2007 and 2008 was $4,804,682 and $3,054,478, respectively, a decrease of 36%. Sales and marketing expense for the 2007 and 2008 periods was 46% and 50% of total SG&A expense, respectively. The decrease was primarily attributable to lower selling costs and agent fees to St. Jude Medical as a result of less sales. SG&A expense for the 2008 period included $ 716,004 in non-cash, stock-based compensation expense. Included in the 2007 amount was $1,287,841 of non-cash stock based compensation expense related to stock options awarded pursuant to a four-month consulting agreement with the Company’s former Vice President of Business Development that expired on March 31, 2007. We expect SG&A expense to increase moderately through the remainder of this year relative to expected increase in revenue.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended March 31, 2007 and 2008 was $97,050 and $165,963, respectively, an increase of 71%. The increase in interest income is the result of higher amounts of invested cash and rising interest rates.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended March 31, 2008 was $2,382,600 compared to $3,155,855 in the same period in 2007.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $10,958,803 at March 31, 2008, compared to $12,066,510 at December 31, 2007, a decrease of $1,107,707, or 9%. The decrease is primarily due to our use of cash in support of operations of $996,636. Accounts receivable, net of allowance for doubtful accounts decreased $926,097, or 48%, as a result of cash collection efforts and lower sales volume for the three months ended March 31, 2008 compared to December 31, 2007. Inventory at March 31, 2008 decreased by $140,240, or 6%, compared to December 31, 2007. Prepaid expenses and other current assets at March 31, 2008 increased $25,676, or 36%, compared to December 31, 2007. Fixed assets at March 31, 2008 increased 78% when compared to December 31, 2007, primarily due to an increase in purchases associated with our new lease.

We have experienced recurring losses from operations of $3,252,905 and $2,548,563 for the three months ended March 31, 2007 and 2008, respectively, and recurring negative cash flow from operations for the three months ended March 31, 2007 and 2008 of $1,646,799 and $996,636, respectively. In addition, we had an accumulated deficit at March 31, 2008 of $80,996,604.

Cash used by operations is expected to increase significantly as we implement new sales and marketing initiatives in the coming quarters, including the expansion of our sales force and clinical application specialists.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2009. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to March 31, 2008.

In March 2007, the Company sold $12.5 million of Series C Convertible Preferred Stock to St. Jude Medical, Inc. (“St. Jude Medical”) resulting in net proceeds of $11.7 million after issuance costs. We believe this capital inflow, combined with existing resources, is sufficient to fund cash requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2008 are set forth in the table below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital Lease Obligations	$63,726	$17,784	$35,568	$10,374	$—
Operating Lease Obligations	$1,794,900	$240,625	$736,144	$818,131	$—
Purchase Obligations	$10,000	$10,000	—	$—	$—

Total	$1,868,626	$268,409	$771,712	$828,505	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our new executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced March 1, 2008. We are not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and reduces by $100,000 at the end of each of the second, third and fourth lease years. The landlord for the property is responsible for paying the costs of construction for the interior of the space to be occupied by us. We are generally responsible for paying our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

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

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing partner to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of third-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology. Many of these factors are more fully discussed, as are other factors, under “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, which has been filed with the Securities and Exchange Commission and is available at www.sec.gov/edgar.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. We evaluate these investments quarterly to determine the fair value of the portfolio. Our investment portfolio includes marketable securities with a history of active secondary or resale markets to help assure liquidity. Although we have implemented policies regarding the amount and credit ratings of investments, the valuation and liquidity of these investments are exposed to some level of risk due to market conditions. At this time, however, we do not believe our portfolio has a material exposure due to market risk.

See Note 2 to our Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our other financial instruments. We carry the amounts reflected in the balance sheet of cash, cash equivalents, marketable securities, trade receivables, and trade payables at fair value at March 31, 2008 due to the short maturities of these instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made primarily in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no significant change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: May 12, 2008	By:	/s/ Vincenzo LiCausi
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.