Form 10-Q
period 2008-06-30
CAMBRIDGE HEART INC
filed 2008-08-11
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 8, 2008

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	64,718,021

CAMBRIDGE HEART, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2007	June 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$866,510	$2,934,221
Marketable securities	11,200,000	—
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $250,216 and $344,540 at December 31, 2007 and June 30, 2008, respectively	1,947,892	524,976
Inventory	2,405,144	2,345,350
Income producing assets	—	39,837
Prepaid expenses and other current assets	70,726	98,435

Total current assets	$16,590,272	$6,042,819
Fixed assets	132,571	247,836
Restricted cash, net of current portion	400,000	400,000
Long term investments	—	8,837,921
Other assets	67,766	53,566

Total Assets	$17,190,609	$15,582,142

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$558,339	$522,073
Accrued expenses	1,425,034	1,238,700
Current portion of capital lease	11,151	10,086
Revolving credit	—	2,500,000

Total current liabilities	1,994,524	4,270,859

Capital lease obligation, long-term portion	38,256	32,964

Total liabilities	2,032,780	4,303,823

Commitments and contingencies (Note 8)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2007 and June 30, 2008, respectively; 5,000 shares issued and outstanding at December 31, 2007 and 5,154 shares issued and outstanding at June 30, 2008	11,677,108	11,678,244

Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2007 and June 30, 2008, respectively; 64,718,021, shares issued and outstanding at December 31, 2007 and June 30, 2008 respectively	64,718	64,718
Additional paid-in capital	82,030,007	83,502,828
Accumulated other comprehensive income (loss)	—	(412,079)
Accumulated deficit	(78,614,004)	(83,555,392)

Total stockholders’ equity (deficit)	3,480,721	(399,925)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,190,609	$15,582,142

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenue	$2,653,160	$927,448	$5,242,679	$2,104,049
Cost of goods sold	968,056	525,347	1,897,635	1,085,464

Gross profit	1,685,104	402,101	3,345,044	1,018,585

Costs and expenses:
Research and development	154,894	177,254	263,057	287,747
Selling, general and administrative	3,953,643	2,854,790	8,758,325	5,909,288

Total Operating Expenses	4,108,537	3,032,044	9,021,382	6,197,035

Loss from operations	(2,423,433)	(2,629,943)	(5,676,338)	(5,178,450)
Interest income	226,202	72,781	325,961	242,199
Interest expense	(5,329)	(2,222)	(8,038)	(5,137)

Net loss	$(2,202,560)	$(2,559,384)	$(5,358,415)	$(4,941,388)

Net loss attributable to common stockholders	$(2,202,560)	$(2,559,384)	$(5,358,415)	$(4,941,388)

Net loss per common share-basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.08)

Weighted average common shares outstanding-basic and diluted	64,391,556	64,543,021	64,341,500	64,543,021

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(5,358,415)	$(4,941,388)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	41,099	37,005
Stock-based compensation expense	2,401,629	1,473,104
Provision for allowance for bad debts	170,746	94,324
Gain on disposal of fixed assets	—	(14,100)
Changes in operating assets and liabilities:
Accounts receivable	(858,728)	1,328,592
Inventory	(1,411,344)	19,957
Prepaid expenses and other current assets	(57,958)	(27,709)
Other assets	—	14,200
Accounts payable and accrued expenses	711,587	(222,600)

Net cash used for operating activities	(4,361,384)	(2,238,615)

Cash flows from investing activities:
Purchases of fixed assets	(38,308)	(152,270)
Proceeds from the sale of fixed assets	—	14,100
Purchases of marketable securities	(10,500,000)	(2,472,000)
Proceeds from the sale of marketable securities	4,000,000	4,422,000

Net cash provided by (used for) investing activities	(6,538,308)	1,811,830

Cash flows from financing activities:
Proceeds from exercise of Series A convertible stock warrants	—	852
Proceeds from issuance of series C convertible preferred stock	11,677,108	—
Proceeds from the issuance of common stock	97,838	—
Principal payments on capital lease obligations	(3,487)	(6,356)
Proceeds from revolving credit	—	2,500,000

Net cash provided by financing activities	11,771,634	2,494,496

Net increase in cash and cash equivalents	871,767	2,067,711
Cash and cash equivalents, beginning of period	890,742	866,510

Cash and cash equivalents, end of period	$1,762,509	$2,934,221

Supplemental Disclosure of Cash Flow Information

The Company paid $8,038 and $5,137 in interest expense for the six month periods ended June 30, 2007 and 2008, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the six month period ended June 30, 2008, the Company recognized $120,868 as consulting expense in the statement of operations in connection with restricted stock issued to a consultant valued at $626,500.

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company’s interim financial statements as of June 30, 2007 and 2008 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2007 and 2008 and cash flows for the six months ended June 2007 and June 2008.

The preparation of financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to the financial statements.

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2007.

The results of operation for the three and six month periods of 2008 are not necessarily indicative of results to be expected for the entire year or future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents consistent with SFAS 95, “Statement of Cash Flows”. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments. This may include short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase and demand deposits with financial institutions. The Company’s money market funds totaling $113,384 and $41,617 at December 31, 2007 and June 30, 2008, respectively, are classified as cash equivalents since investments in money market funds are readily convertible into known amounts of cash and have insignificant valuation risk.

In June 2008, the Company entered into a revolving credit facility with Citigroup Global Markets, Inc. for borrowings of up to, and secured by, 50% of the Company’s auction rate securities (“ARS”) only. The revolving credit facility contains no financial covenants. Any borrowings under the revolving credit facility accrue interest at a variable rate based on short-term market interest rates. As of June 30, 2008, $2,500,000 was outstanding under the revolving credit facility bearing an annual interest rate of 3.175%. The Company intends to use the funds to support working capital needs.

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

Investments

The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments consist of money market funds and auction rate securities (ARSs) with a triple “A” credit rating, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”). See Note 3 to these Condensed Financial Statements for further details regarding ARSs. Investments which are considered held-to-maturity are stated at amortized cost plus accrued interest, which approximates market value. Investments which are considered available-for-sale are carried at fair market value plus accrued interest. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income. As a result of the current illiquidity in the ARS market, the Company has reclassified its investments in auction rate securities from current to long-term assets.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 are applied prospectively. SFAS No. 157 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

As described in SFAS No. 157 and discussed in Note 3, the Company also recorded temporary unrealized losses based on independent fair market valuations for the three and six months ended June 30, 2008 of $412,079.

The fair values of the Company’s financial assets carried at fair value as of June 30, 2008 are classified in the table below in one of three categories as defined in SFAS No. 157:

	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Money market funds (included in cash and cash equivalents)	$41,617			$41,617
Auction rate securities			8,837,921	8,837,921

Total assets	$41,617	$—	$8,837,921	$8,879,538

The following table below provides a reconciliation of all major assets measured at fair value using Level 3 inputs:

Level 3
Balance as of January 1, 2008	$—
Transfers to Level 3	9,500,000
Sales	(250,000)
Total gains and losses:
Included in earnings (realized)
Unrealized losses included in accumulated other comprehensive income	(412,079)

Balance as of June 30, 2008	$8,837,921

        The Company continues to monitor market conditions and may determine that the impairment is other than temporary if market conditions do not improve in the foreseeable future. Investment classification detail can be found in Note 3 to these Condensed Financial Statements.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $334,948 at June 30, 2008 ($289,312 at December 31, 2007) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the six month period ended June 30, 2008 was $0. At December 31, 2007 and June 30, 2008, the allowance for doubtful accounts was $250,216 and $344,540, respectively.

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

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three and six month periods ended June 30, 2008, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 6,522,784 shares of common stock, warrants for the purchase of 115,231 shares of Series A Convertible Preferred Stock, 154 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2007, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,669,617 shares of common stock, warrants for the purchase of 37,015 shares of common stock, warrants for the purchase of 115,385 shares of Series A Convertible Preferred Stock and 5,000 Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Emerging Issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows as the Company incurred a net loss for the three and six months ended June 30, 2007 and 2008, and none of the currently outstanding classes of convertible preferred stock have a contractual obligation to share in the Company’s losses, as defined in EITF 03-06. This pronouncement will have an impact if and when the Company incurs net income and at that time management will evaluate whether the Company’s existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) consist of unrealized gains and losses on investments classified as available-for-sale. During the three and six month periods ended June 30, 2008 the Company recorded an unrealized loss of $412,079 in connection with the Company’s investments in auction rate securities.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, long-term investments, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate their fair values at December 31, 2007 and June 30, 2008.

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

Product Warranty

Management warrants all non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from the date of delivery. Management maintains a reserve for the estimated cost of future repairs of our products during this warranty period. The amount of the reserve is based on our actual return and historical repair cost experience. If the rate and cost of future warranty activities differs significantly from our historical experience, additional costs would have to be reserved that could materially affect our operating results.

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

3. INVESTMENTS

The Company’s investments consist of money market funds and auction rate securities (ARS) with a triple “A” credit rating, mainly collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”). ARSs have long-term nominal maturities, but have interest rates that reset periodically in scheduled auctions (generally every 28—30 days). The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to maximize interest yields while maintaining liquidity. The Company generally has the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no unrealized gains or losses from these investments. Starting in February 2008, credit and liquidity issues in the financial markets led to failed auctions with respect to the Company’s ARSs. In most cases where auctions fail, the Company is earning higher interest rates to compensate for the lack of liquidity as per the investment offering statements. Based on discussion with the Company’s investment advisor, review of market research reports and pending legislative initiatives the Company continued to maintain the investments at par value at March 31, 2008. The par value associated with the ARSs will be accessible to the Company when a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured. Due to the on-going liquidity issues related to ARSs, the Company has obtained an independent fair market valuation of these investments as of June 30, 2008. The fair market valuation was estimated by using the Trinomial Discount model which assumes that should a successful auction occur, the Company would be a seller, receiving the face value of the ARS par at that point in time. Several sources are used to estimate probability including (1) credit default swap spreads on securities with similar credit, (2) implied volatility levels on exchange-traded options, and (3) spreads on corporate credit. Within the model, possible cash flows and probabilities are forecasted under each potential scenario. The Company considers these losses to be temporary in nature and includes the unrealized losses in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. The following table summarizes the composition of the Company’s investments at December 31, 2007 and June 30, 2008, respectively:

December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Balance Sheet Classification
					Short-Term Investments	Long-Term Investments
Auction Rate Securities	$11,200,000	$—	$—	$11,200,000	$11,200,000	$—
Money Market Funds	113,384	—	—	113,384	—	—

	$11,313,384	$—	$—	$11,313,384	$11,200,000	$—

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Balance Sheet Classification
June 30, 2008					Short-Term Investments	Long-Term Investments
Auction Rate Securities	$9,250,000	$—	$(412,079)	$8,837,921	$—	$8,837,921
Money Market Funds	41,617	—	—	41,617	—	—

	$9,291,617	$—	$(412,079)	$8,879,538	$—	$8,837,921

4. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three and six month periods ended June 30, 2007 and 2008. During the three and six month periods ended June 30, 2007 and 2008, international sales accounted for 10%, 16%, 21% and 16% of total revenues, respectively.

5. INVENTORIES

	December 31, 2007	June 30, 2008
Raw materials	$981,071	$1,037,906
Work in process	1,040	5,750
Finished goods	1,423,033	1,301,694

	$2,405,144	$2,345,350

6. CONVERTIBLE PREFERRED STOCK

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

Total shares of preferred stock issued and outstanding at December 31, 2007 and June 30, 2008, respectively were as follows:

	December 31, 2007	June 30, 2008
Series A Convertible Preferred
Shares issued and outstanding	—	154
Liquidation preference and redemption value	$—	$1,135

Series C Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Total Convertible Preferred
Shares issued and outstanding	5,000	5,154
Liquidation preference and redemption value	$12,500,000	$12,501,135

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

The holders of Series A Preferred Stock are entitled to receive dividends in an amount at least equal to the product of (i) the per share dividend to be declared, paid or set aside for the common stock, multiplied by (ii) the number of shared of common stock into which such share of Series A Preferred Stock is then convertible. The Series A dividend is payable prior and in preference to any declaration or payment of any dividend on common stock.

In the event of any voluntary or involuntary liquidation (including change-in-control events), dissolution or winding up of the Company, the holder of Series A stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to holders of common stock or any other class or series of stock ranking on liquidation junior to the Series A Preferred Stock, an amount equal to the greater of (i) par value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had each such share been converted into common stock, as per the conversion price feature, immediately prior to such liquidation, dissolution or winding up.

The conversion price feature of the Series A stock was subject to adjustment in certain circumstances if the Company issued shares of common stock under those circumstances on or before November 12, 2004 at a purchase price below the conversion price of the Series A stock. No additional shares were issued as a result of this provision.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series A stock outside of permanent equity based on the rights of the Series A stock in a deemed liquidation.

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

The Company had warrants for the purchase of 115,385 and 115,231 shares of Series A stock, which are convertible into an additional 1,500,003 and 1,498,003 shares of common stock, outstanding at December 31, 2007 and June 30, 2008, respectively.

During the six month period ended June 30, 2008, 154 warrants to purchase Series A stock were exercised.

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

The conversion price feature of the Series C stock was subject to adjustment in certain circumstances if the Company issued shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C stock. No additional shares were issued as a result of this provision.

The holders of Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of the proceeds from any liquidation (including change-in-control events), dissolution or winding up of the Company, whether voluntary or involuntary, to holders of common stock, other series of preferred stock or any other capital stock of the Company, an amount per share equal to the Series C stock par value, plus declared but unpaid dividends on such shares.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series C stock outside of permanent equity based on the rights of the Series C stock in a deemed liquidation.

7. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $673,077 and $730,118 or $0.01 and $0.01 per share and $2,401,629 and $1,473,104 or $0.04 and $0.02 per share in the three and six month periods ending June 30, 2007 and 2008, respectively. There was no impact on the statement of cash flows for the period ended June 30, 2008. The charge for six month period ended June 30, 2007 included $1,287,841 related to stock options issued to the Company’s former Vice President of Business Development pursuant to a four-month consulting agreement that expired on March 31, 2007.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Six Months Ended June 30,
	2007	2008
Dividend Yield	0.0%	0.0%
Expected Volatility	115.5%	115.1%
Risk Free Interest Rate	4.8%	2.2%
Expected Option Terms (in years)	5	5

The following assumptions were used to estimate the fair market value of options granted using the Monte Carlo Simulation pricing model in connection with the Business Development Consulting Agreement referenced in Note 14 to the financial statements included in our 2007 annual report on Form 10-K/A:

	2007	2008
Dividend Yield	0.0%	n/a
Expected Volatility	106.0%	n/a
Risk Free Interest Rate	4.50%	n/a
Expected Option Terms (in years)	5	n/a

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 671,000 new stock options granted during the six months ended June 30, 2008.

At June 30, 2008, there were approximately 1,806,626 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were no new restricted stock grants issued for the six month period ended June 30, 2008 and approximately 1,317,150 shares of restricted stock were available for future grant on June 30, 2008. Included in the Company’s Statement of Operations for the three and six months ended June 30, 2008 was $60,434 and $120,868, respectively, of compensation related to the vesting of restricted stock.

Stock option transactions under the Company’s equity incentive plans during the six months ended June 30, 2008 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,153,784	$1.99
Granted	671,000	$0.97
Exercised	—	$—
Canceled/Forfeited	(1,302,000)	$2.81

Outstanding at June 30, 2008	6,522,784	$1.72	8.25	$286,448

Exerciseable at June 30, 2008	2,384,525	$1.68	7.04	$185,879

The fair value of options granted during the six months ended June 30, 2008 was $512,366, with a per share weighted average fair value of $.77. The fair value of options granted during the six months ended June 30, 2007 was $3,138,508, with a per share weighted average fair value of $3.47. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of June 30, 2008, there was $4,803,433 of total unrecognized compensation cost related to approximately 4,138,258 unvested outstanding stock options, with a per share weighted average fair value of $1.16. The expense is anticipated to be recognized over a weighted average period of 1.96 years. The total intrinsic value of stock options exercised during the first six months of 2007 was $1,980,391. No stock options were exercised in the first six months ended June 30, 2008.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and six months ended June 30, 2007 and 2008 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Cost of goods sold	$2,833	$2,974	$5,635	$5,807
Research and development	18,533	28,547	27,266	$52,697
Selling, general and administrative	651,711	698,597	2,368,728	1,414,600

Share-based compensation expense	$673,077	$730,118	$2,401,629	$1,473,104

8. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007 and June 30, 2008.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company had $137,260 and $49,481 of accrued warranties at June 30, 2007 and 2008, respectively, as set forth in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008
Balance at beginning of period	$145,648	$63,058	$119,125	$99,800
Provision for warranty for units sold	39,000	13,000	74,500	28,500
Cost of warranty incurred	(47,388)	(26,578)	(56,365)	(78,819)

Balance at end of period	$137,260	$49,481	$137,260	$49,481

9. RECENT DEVELOPMENTS

On March 21, 2007, the Company entered into a three year Co-Marketing Agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products to cardiologists and electrophysiologists in North America.

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

On July 16, 2008, the Company entered into a Restated Co-Marketing Agreement, (the “Restated Agreement”) with St. Jude Medical, which effective as of May 5, 2008 replaced the previous Co-Marketing Agreement. The Restated Agreement grants St. Jude Medical the non-exclusive right to market and sell our HearTwave System and other Microvolt T-Wave Alternans products (the “Products”) to physicians in North America. The term of the Restated Agreement expires on the earlier of November 5, 2008 or the placement of 300 new HearTwave Systems following the effective date of the Restated Agreement. Prior to the expiration of the term of the Restated Agreement, the parties agree to assess the co-marketing arrangement and determine the nature of the future collaboration, if any, between the parties.

Pursuant to the Restated Agreement, the Company retains full sales responsibility for the Products and may approach and deal directly with any account. We agreed to collaborate in the development and implementation of co-marketing programs with respect to marketing the Products that may involve co-branding marketing materials, co-sponsoring of educational events and joint presence at industry conventions and trade shows.

The Restated Agreement restricts St. Jude Medical from distributing, selling, marketing or promoting any other non-implantable diagnostic system for the surface recording of ECG for the measurement of Microvolt T-Wave Alternans, with certain specified exceptions, during the term of the Restated Agreement. This restriction shall be extended following the expiration or termination of the Restated Agreement for a period equal to the term of the Restated Agreement with respect to any such product that is developed solely by St. Jude Medical or any of its affiliates, as opposed to a product developed by a third party. The Restated Agreement provides restrictions on our ability to enter into certain agreements, arrangements or understandings with certain direct competitors of St. Jude Medical during the term of the Restated Agreement with respect to the co-branding of the Products or the co-sponsorship of events related to the Products.

Pursuant to the Restated Agreement, the Company also amended the Securities Purchase Agreement with St. Jude Medical dated March 21, 2007 (the “Purchase Agreement”) for the sale of Series C Convertible Preferred Stock to St. Jude Medical, thereby terminating St. Jude Medical’s right to designate a representative who, subject to certain limitations set forth in the Purchase Agreement, would be entitled to attend in a non-voting capacity, and receive board materials with respect to, meetings of the our Board of Directors.

The Restated Agreement may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Restated Agreement that has not been cured within 60 days of written notice from the terminating party.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death (SCD). Our proprietary technology and products are the first diagnostic tools cleared by the FDA to non-invasively measure Microvolt levels of T-Wave Alternans or MTWA, an extremely subtle beat-to-beat fluctuation in the T-Wave portion of a patient’s electrocardiogram. Our MTWA Test is performed using our primary product, the Heartwave System in conjunction with our single patient use Micro-V Alternans Sensors. There are approximately 823 first and second generation Heartwave units that have been sold in the U.S. since the product was introduced at the end of 2000.

In the United States, we sell products through our direct sales organization, and from March 2007 through April 2008, we sold products through our Co-Marketing Agreement with St. Jude Medical, Inc. In May 2008 we implemented a new technology placement program whereby, instead of an outright purchase, customers have the option to pay quarterly fees for the use of the Company’s Heartwave II System and consumption of Micro V-Alternans Sensors up to a set level. This program also allows customers to cancel at any time. Also, in May 2008, the Company reached an agreement in principle with St. Jude Medical to amend the Co-Marketing Agreement with St. Jude Medical to a non-exclusive arrangement, which enables Cambridge Heart to assume complete sales responsibility and in July 2008, we formalized this agreement in a Restated Co-Marketing Agreement with St. Jude Medical. Outside of the United States, we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our HearTwave units in the United States and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors. In connection with the new technology placement model, we will have to expand our distribution in order to place a significant number of systems to generate sufficient revenue to support on-going operations. This new model was designed to help expedite the placement our MTWA technology achieve broad market acceptance of our Heartwave System and our ability to achieve meaningful revenue.

Distribution Update

At June 30, 2008, we employed 10 direct sales representatives and 2 regional managers in the U.S. We also employ 15 clinical application specialists who provide clinical support to our direct sales force and our customers. We utilize country specific independent distributors for the sales of our products outside the U.S.

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

On July 16, 2008, we entered into a Restated Co-Marketing Agreement (the “Restated Agreement”), with St. Jude Medical, which effective as of May 5, 2008 replaced the previous Co-Marketing Agreement. The Restated Agreement grants St. Jude Medical the non-exclusive right to market and sell our HearTwave System and other Microvolt T-Wave Alternans products (the “Products”) to physicians in North America. The term of the Restated Agreement expires on the earlier of November 5, 2008 or the placement of 300 new HearTwave Systems following the effective date of the Restated Agreement. Prior to the expiration of the term of the Restated Agreement, the parties agree to assess the co-marketing arrangement and determine the nature of the future collaboration, if any, between the parties.

Pursuant to the Restated Agreement, we retain full sales responsibility for the Products and may approach and deal directly with any account. We agreed collaborate in the development and implementation of co-marketing programs with respect to marketing the Products that may involve co-branding marketing materials, co-sponsoring of educational events and joint presence at industry conventions and trade shows.

        The Restated Agreement restricts St. Jude Medical from distributing, selling, marketing or promoting any other non-implantable diagnostic system for the surface recording of ECG for the measurement of Microvolt T-Wave Alternans, with certain specified exceptions, during the term of the Restated Agreement. This restriction shall be extended following the expiration or termination of the Restated Agreement for a period equal to the term of the Restated Agreement with respect to any such product that is developed solely by St. Jude

Medical or any of its affiliates, as opposed to a product developed by a third party. The Restated Agreement provides restrictions on our ability to enter into certain agreements, arrangements or understandings with certain direct competitors of St. Jude Medical during the term of the Restated Agreement with respect to the co-branding of the Products or the co-sponsorship of events related to the Products.

Reimbursement Update

Reimbursement to healthcare providers by Medicare/Medicaid and third party insurers is critical to the long-term success of our efforts to make the Microvolt T-Wave Alternans (“MTWA”) Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden death. In order for physician practices and other health care providers to be able to purchase our products, the availability of appropriate reimbursement to them from both the federal government (Medicare) or a private insurance company is essential. At present, approximately one-half of the U.S. patient population that we believe is most likely to benefit from our MTWA test are at least 65 years old and therefore eligible for reimbursement via Medicare. The remaining 50% of our potential patient population is covered through private insurance plans such as Blue Cross/Blue Shield, Aetna, Cigna, Kaiser and United Healthcare.

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

Most recently, in February 2008, Premera Blue Cross revised its Corporate Medical Policy to make Microvolt T-Wave Alternans Testing a covered benefit.

While the Company has been able to achieve increased reimbursement coverage, there remain large patient populations in the United States where physicians and other health care providers cannot obtain proper reimbursement for the use of our products. For example, large insurers such as United Healthcare and a number of individual Blue Cross/Blue Shield insurance companies continue to maintain a policy of not reimbursing physicians for the use of our products. At June 30, 2008, we believe that reimbursement coverage remained unavailable for approximately 20% of the total patient population in the United States for whom a MTWA test would reasonably be considered appropriate. While the Company is actively working to broaden reimbursement coverage, there can no assurance that additional third-party insurers will decide to make reimbursement available in the near term, if at all, or even that certain payers who now reimburse for the use of our products will not decide to significantly reduce, or even eliminate, the level of reimbursement available for the use of our products.

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

In March 2008, the preliminary results of MASTER II of 303 patients were presented in poster form at American College of Cardiology 2008 Annual Scientific Session. The results showed that in the post myocardial infarction (MI) group with EF 31-40% life-threatening ventricular tachyarrhythmic events are more common in patients who test positive for MTWA, however the difference was not statistically significant. MTWA, however, was significantly correlated with all-cause mortality.

In May 2008, a meta-analysis of MTWA studies was presented by Dr. Stefan Hohnloser at the Heart Rhythm Society 2008 Scientific Sessions in San Francisco. The study entitled “Predictive Accuracy of Microvolt T-Wave Alternans Testing in Primary Prevention Patients With and Without ICDs” analyzed 14 recent trials, which collectively enrolled approximately 6,000 patients. The results showed that MTWA was a highly accurate predictor of arrhythmic events in those studies which used sudden cardiac death or sustained arrhythmias as the primary endpoint. Dr. Hohnloser, Director of Electrophysiology at J.W. Goethe University in Frankfurt, Germany, noted that “appropriate” ICD therapy appeared to be an unreliable surrogate endpoint for sudden cardiac death and can significantly impact the outcome of risk stratification studies.

Other Recent Developments

In February 2008, in response to the GE Medical filing for a formal request for reconsideration of the National Coverage Determination (NCD) for Microvolt T-Wave Alternans to include GE’s Modified Moving Average (MMA) methodology, the Centers for Medicare and Medicaid Services (CMS) released a Proposed Decision Memo stating that CMS proposes that there is insufficient evidence to conclude that the MMA method of determining MTWA is reasonable and necessary for the evaluation of Medicare beneficiaries at risk for sudden cardiac death (SCD) under section 1862(a)(1)(A) of the Social Security Act, and, therefore, CMS proposes to continue national noncoverage for the MMA method of determining MTWA. After careful examination CMS found that the evidence base supporting the MMA method of measuring MTWA is limited, and though suggestive of benefit, is not yet convincing. CMS requested public comments on the proposed determination pursuant to section 1862(1) of the Social Security Act. In particular, CMS is interested in comments that include new evidence that they have not reviewed in past considerations of the NCD. CMS requested public comment on the reported findings of the MASTER I trial, specifically with regard to whether CMS should continue to cover MTWA in general, regardless of the method used. On May 12, 2008 CMS issued a Final Decision Memorandum reaffirmed coverage of MTWA using the spectral analysis method and found insufficient evidence for coverage of MTWA using any other method.

On June 23, 2008, we entered into a license agreement with the Massachusetts Institute of Technology pursuant to which we acquired an exclusive license to United States Patent 7,336,995 “Method and Apparatus for Tachycardia Detection and Treatment.” This broad patent covers the use of implantable devices such as pacemakers and defibrillators to measure T-Wave Alternans from intra-cardiac signals and to initiate subsequent therapy in order to prevent the development of arrhythmias which may lead to sudden cardiac death. Implantable defibrillators currently treat such arrhythmias only after they have been initiated, typically with a high-energy shock. A strategy to predict such rhythms before they occur could allow for preventive strategies, potentially avoiding imminent symptomatic episodes with the delivery of painless therapies.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $334,948 at June 30, 2008 ($289,312 at December 31, 2007) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

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

At December 31, 2007 and June 30, 2008, the allowance for doubtful accounts was $250,216 and $344,540, respectively. We believe we have an adequate allowance; however additional write-offs could occur if future results significantly differ from our expectations.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This share-based compensation expense must be included in the Company’s statement of operations over the requisite service period. We used the Black-Scholes and Monte Carlo Simulation option pricing model to compute the fair value of our stock options. The use of these models require us to make assumptions regarding the expected term of the options, forfeiture rate and volatility of the underlying stock. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. We incurred $730,118 and $1,473,104 in non-cash stock-based compensation expense for the three and six month periods June 30, 2008 or $0.01 and $0.02 per share, respectively.

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

Revenue:

	Three months ended June 30,					Six months ended June 30,
($000’s)	2007	% of Total	2008	% of Total	% Change	2007	% of Total	2008	% of Total	% Change
Alternans Products:
U.S.	$2,158,890	81%	$511,745	55%	-76%	$4,416,212	84%	$1,456,330	69%	-67%
Rest of World	76,980	3%	101,900	11%	32%	127,650	2%	157,180	8%	23%

Total	2,235,870	84%	613,645	66%	-73%	4,543,862	87%	1,613,510	77%	-64%
Stress Products:
U.S.	231,665	9%	224,353	24%	-3%	492,492	9%	321,289	15%	-35%
Rest of World	185,625	7%	89,450	10%	-52%	206,325	4%	169,250	8%	-18%

Total	417,290	16%	313,803	34%	-25%	698,817	13%	490,539	23%	-30%

Total Revenues	$2,653,160	100%	$927,448	100%	-65%	5,242,679	100%	$2,104,049	100%	-60%

Three and Six Month Periods Ended June 30, 2007 and 2008

Revenue

Total revenue for the three months ended June 30, 2007 and 2008 was $2,653,160 and $927,448, respectively, a decrease of 65%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $2,235,870 during the three months ended June 30, 2007 compared to $613,645 during the same period of 2008, a decrease of 73%. Our Alternans products accounted for 84% and 66% of total revenue for the three month periods ended June 30, 2007 and 2008, respectively. Revenue from the sale of our non-Alternans products for the three months ended June 30, 2007 and 2008 was $417,290 and $313,803, respectively.

Total revenue for the six months ended June 30, 2007 and 2008 was $5,242,679 and $2,104,049, respectively, a decrease of 60%. Revenue from the sale of our Alternans products was $4,543,862 during the six months ended June 30, 2007, compared to $1,613,510 during the same period of 2008, a decrease of 64%. Our Alternans products accounted for 87% and 77% of total revenue for the six month periods ended June 30, 2007 and 2008, respectively. Revenue from the sale of our non-Alternans products for the six months ended June 30, 2007 and 2008 was $698,817 and $490,539, respectively.

The decrease in revenue is attributable to various factors including economic pressures on our target customers, which are small to medium size local cardiology practices in the United States, uncertainty about reductions in Medicare reimbursement, and transition, subsequent the amendment of our co-marketing agreement with St. Jude Medical, in rebuilding the sales pipe-line and implementing the new sales strategy adopted in May.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended June 30, 2007 and 2008 was 64% and 43%, respectively. Gross profit, as a percentage of revenue for the six months ended June 30, 2007 and 2008 was 64% and 48%. The decrease in gross profit as a percentage of revenue is primarily attributable to lower overall revenue levels relative to fixed manufacturing costs.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended June 30,					Six months ended June 30,
	2007	% of Total Revenue	2008	% of Total Revenue	% Inc/(Dec) 2008 vs 2007	2007	% of Total Revenue	2008	% of Total Revenue	% Inc/(Dec) 2008 vs 2007
Operating Expenses:
Research and development	$154,894	6%	177,254	19%	14%	$263,057	5%	$287,747	14%	9%
Selling, general and administrative	3,953,643	149%	2,854,790	308%	-28%	8,758,325	167%	5,909,288	281%	-32%

Total	$4,108,537	155%	$3,032,044	327%	-26%	$9,021,382	172%	$6,197,035	295%	-31%

Research and Development

Research and development expense for the three months ended June 30, 2007 and 2008 was $154,894 and $177,254, respectively, an increase of 14%. The increase is primarily attributable to the costs associated with the licensing of a patent from MIT. Research and development expense for the six months ended June 30, 2007 and 2008 was $263,057 and $287,747, respectively, an increase of 9%. Research and development expense for the 2008 periods included $52,697 in non-cash, stock-based compensation expense. We expect research and development expense to increase as we backfill an open position and initiate clinical related activities as necessary.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended June 30, 2007 and 2008 was $3,953,643 and $2,854,790, respectively, a decrease of 28%. SG&A expense for the six months ended June 30, 2007 and 2008 was $8,758,325 and $5,909,288, a decrease of 32%. Sales and marketing expense for the 2007 and 2008 six month periods was 61% and 46% of total SG&A expense, respectively. The decrease was primarily attributable to lower selling costs as a result of less sales and lower agent fees resulting from the amendment to the St. Jude Medical Co-Marketing Agreement. SG&A expense for the 2008 period included $1,414,600 in non-cash, stock-based compensation expense. Included in the 2007 amount was $1,287,841 of non-cash stock based compensation expense related to stock options awarded pursuant to a four-month consulting agreement with the Company’s former Vice President of Business Development that expired on March 31, 2007. We expect SG&A expense to increase moderately through the remainder of this year relative to expected increase in revenue.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended June 30, 2007 and 2008 was $220,873 and $70,559, respectively, a decrease of 68%. Interest income, net of interest expense for the six months ended June 30, 2007 and 2008 was $317,923 and $237,062, respectively, a decrease of 25%. The decrease in interest income is primarily the result of lower interest rates generally available in the financial markets.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended June 30, 2007 was $2,202,560 compared to $2,559,384 in the same period in 2008. The net loss attributable to common stockholders for the six months ended June 30, 2007 was $5,358,415 compared to $4,941,388 in the same period in 2008.

Liquidity and Capital Resources

Cash equivalents, short term and marketable securities were $2,934,221 at June 30, 2008, compared to $12,066,510 at December 31, 2007. Our investments consist of cash invested in money market funds and auction rate securities (ARSs). The ARS primarily have a triple “A” credit rating and are collateralized by student loans mostly guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”). ARSs have long-term nominal maturities, but have interest rates that reset periodically in scheduled auctions (generally every 28—30 days). Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to maximize interest yields while maintaining liquidity. We generally have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. Historically, such securities provided high liquidity and maximized interest yields. Starting in February 2008, credit and liquidity issues in the financial markets have led to failed auctions with respect to these ARSs. In most cases where auctions fail, the investments earn higher interest rates to compensate for the lack of liquidity as per the investment offering statements. Based on discussions with the Company’s investment advisor review of market research reports and pending legislative initiatives, we believed that these credit and illiquidity conditions presented temporary liquidity risk as of March 31, 2008. Further, we believe that the investments currently are not exposed to risk of default of the underlying securities nor exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other similar risks. However, we will not be able to liquidate the investments until a successful auction occurs, a buyer is found outside the auction process, the securities are called or refinanced by the issuer, or the securities mature. Given these on-going market dynamics and liquidity uncertainties, we reclassified our investments in auction rate securities from current to long-term assets. Further based on the results of the valuations we recorded as a charge to comprehensive income (loss) a temporary impairment in fair value in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). For the three and six months periods ended June 30, 2008, the par value of investments in auction rate securities reclassified to long-term assets amounted to $9,250,000. Also recorded were temporary losses of $412,079 for the three and six month periods ended June 30, 2008. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. See Note 2 to these Condensed Financial Statements. We continue to monitor market conditions and may determine that the impairment is other than temporary if market conditions do not improve in the foreseeable future.

We are currently in discussions with Citigroup in an effort to develop solutions that may enable us to liquidate our investments. In addition, in June 2008 we entered into a revolving credit facility with Citigroup Global Markets, Inc. for borrowings of up to 50% of the failing ARSs par value of $9,250,000. The credit facility is secured by 50% of par value of our long-term investments and contains no financial covenants. Any borrowings under the revolving credit facility accrue interest at a variable rate based on short-term market interest rates plus 1.75%. As of June 30, 2008, $2,500,000 was outstanding under the revolving credit facility bearing an annual interest rate of 3.175%. We believe that given the revolving credit facility, the potential for additional borrowings and potential solutions for the current liquidity issues surrounding the ARS, we will have sufficient cash and liquidity to support our operations for the next 12 months. If the solutions for liquidating the ARS do not materialize, we may have to consider other financing options including raising capital while being mindful of any dilutive impact. See Note 2 to the Condensed Financial Statements included in this Report.

Accounts receivable, net of allowance for doubtful accounts decreased $1,422,916, or 73%, as a result of cash collection efforts and lower sales volume for the six months ended June 30, 2008 compared to December 31, 2007. Inventory including income producing assets at June 30, 2008 decreased by $19,957, or 1%, compared to December 31, 2007. Prepaid expenses and other current assets at June 30, 2008 increased $27,709, or 39%, compared to December 31, 2007. Fixed assets at June 30, 2008 increased 87% when compared to December 31, 2007, primarily due to an increase in purchases associated with our new lease.

We have experienced recurring losses from operations of $5,676,338 and $5,178,450 for the six months ended June 30, 2007 and 2008, respectively, and recurring negative cash flow from operations for the six months ended June 30, 2007 and 2008 of $4,361,384 and $2,238,615, respectively. In addition, we had an accumulated deficit at June 30, 2008 of $83,555,392.

Under the terms of our license, consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under these license agreements, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2009. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to June 30, 2008.

In March 2007, the Company sold $12.5 million of Series C Convertible Preferred Stock to St. Jude Medical, Inc. (“St. Jude Medical”) resulting in net proceeds of $11.7 million after issuance costs. We believe this capital inflow, combined with existing resources, is sufficient to fund cash requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2008 are set forth in the table below.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$59,280	$17,784	$41,496	$—	$—
Operating Lease Obligations	$1,751,150	$280,046	$1,139,084	$332,020	$—
Purchase Obligations	$10,000	$10,000	$—	$—	$—

Total	$1,820,430	$307,830	$1,180,580	$332,020	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our new executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced March 1, 2008. We were not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and reduces by $100,000 at the end of each of the second, third and fourth lease years. The landlord for the property was responsible for paying the costs of construction for the interior of the space occupied by us. We are generally responsible for paying our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing organization to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of third-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology, overall economic and market conditions and potential difficulty in to liquidate certain marketable security investments. Many of these factors are more fully discussed, as are other factors, under “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, which has been filed with the Securities and Exchange Commission and is available at www.sec.gov/edgar.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and U.S. government and other investment grade debt securities. Although we have implemented policies regarding the amount and credit ratings of investments, the valuation and liquidity of these investments are exposed to some level of risk due to market conditions

Our long-term investments are currently comprised of auction rate securities (ARSs) with a triple “A” credit rating, collateralized by student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”). ARSs have long-term nominal maturities, but have interest rates that reset periodically in scheduled auctions (generally every 28—30 days). The intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to maximize interest yields while maintaining liquidity. We generally have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and we had no unrealized gains or losses from these investments. During the three months ended June 30, 2008, credit and liquidity issues in the financial markets have led to failed auctions with respect to our ARSs. In most cases where auctions fail, we earn higher interest rates to compensate for the lack of liquidity as per the investment offering statements. We expect such market conditions to be temporary and we believe that we will be able to liquidate the investments within a reasonable time period. However, as a result of the current illiquidity, we have reclassified $8,837,921 of investments in auction rate securities as long-term and recorded a temporary unrealized loss of $412,079 as of June 30, 2008. We continue to monitor market conditions and may deem the impairment is other than temporary if market conditions do not improve in the foreseeable future. See Note 2 to our Condensed Financial Statements in this Quarterly Report on Form 10-Q for a description of our financial instruments.

We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are made primarily in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on June 12, 2008 (the “Annual Meeting”). At the Annual Meeting, Reed Malleck, Keith M. Serzen and John F. McGuire were each elected as a Class III Director for a three year term. The other directors whose terms of office continued after the Annual Meeting are as follows: Ali Haghaghi-Mood, Richard J. Cohen , Kenneth Hachikian, Robert P. Khederian and Jeffrey Wiggins.

The following is a summary of each matter voted at the Annual Meeting by holders of common stock, Series A Convertible Preferred Stock (the “Series A Preferred”), and Series C Convertible Preferred Stock, voting together as a single class and the number of votes cast for, against or withheld and abstentions as to each such matter:

1. To elect the following Class III Director to serve for the ensuing three years:

Reed Malleck	For: 56,954,341	Withheld: 4,780,003

2. To amend the 2001 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder:

For: 17,492,352	Against: 4,777,978	Abstain: 71,368 Broker non-votes: 39,392,646

3. To ratify the appointment of Vitale, Caturano & Company, Ltd. as the Company’s independent auditors for the fiscal year ending December 31, 2008:

For: 57,447,970	Against: 3,951,591	Abstain: 334,784

In addition, the holders of Series A Preferred voted as a separate class with respect to the election of two Class III Directors. The following is a summary of the number of votes cast for or withheld as to such matter:

Keith M. Serzen	For: 154	Withheld: 0
John F. McGuire	For: 154	Withheld: 0

ITEM 5.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under Rule 13a-15(e), disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: August 8, 2008	By:	/s/ Vincenzo LiCausi
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Settlement Agreement among Cambridge Heart, Inc., AFB Fund, LLC, Louis Blumberg and Laurence Blumberg dated May 19, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 23, 2008)

10.2	Amendment No. 1 dated May 19, 2008 to Amended and Restated Voting Agreement between Cambridge Heart, Inc. and Robert Khederian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 23, 2008)

10.3	Amendment No. 2 dated May 31, 2008 to Amended and Restated Voting Agreement between Cambridge Heart, Inc. and Robert Khederian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2008)

10.4	Restated Co-Marketing Agreement between the Cambridge Heart, Inc. and St. Jude Medical, Inc. dated June 8, 2008 and executed by Cambridge Heart, Inc. on July 16, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.