Form 10-Q
period 2008-09-30
CAMBRIDGE HEART INC
filed 2008-11-07
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2008

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	65,037,421

CAMBRIDGE HEART, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

	December 31, 2007	September 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$866,510	$2,844,348
Marketable securities	11,200,000	9,250,000
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $250,216 and $309,049 at December 31, 2007 and September 30, 2008, respectively	1,947,892	636,135
Inventory	2,405,144	2,447,687
Prepaid expenses and other current assets	70,726	68,265

Total current assets	$16,590,272	$15,346,435
Fixed assets	132,571	240,576
Restricted cash, net of current portion	400,000	400,000
Other assets	67,766	199,090

Total Assets	$17,190,609	$16,186,101

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$558,339	$649,715
Accrued expenses	1,425,034	1,347,008
Current portion of capital lease	11,151	10,598
Revolving line of credit	—	4,086,143

Total current liabilities	1,994,524	6,093,464

Capital lease obligation, long-term portion	38,256	30,115

Total liabilities	2,032,780	6,123,579

Commitments and contingencies (Note 8)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2007 and September 30, 2008, respectively; 5,000 shares issued and outstanding at December 31, 2007 and 5,154 shares issued and outstanding at September 30, 2008	11,677,108	11,678,244

Stockholders’ equity:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2007 and September 30, 2008, respectively; 64,718,021, shares issued and outstanding at December 31, 2007; 65,037,421 shares issued and outstanding at September 30, 2008	64,718	65,037
Additional paid-in capital	82,030,007	83,982,353
Accumulated deficit	(78,614,004)	(85,663,112)

Total stockholders’ equity (deficit)	3,480,721	(1,615,722)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,190,609	$16,186,101

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenue	$2,672,760	$1,122,497	$7,915,439	$3,226,546
Cost of goods sold	907,550	597,006	2,805,185	1,682,170

Gross profit	1,765,210	525,491	5,110,254	1,544,376

Costs and expenses:
Research and development	119,618	104,955	382,675	392,701
Selling, general and administrative	3,640,135	2,561,817	12,398,461	8,486,204

Total Operating Expenses	3,759,753	2,666,772	12,781,136	8,878,905

Loss from operations	(1,994,543)	(2,141,281)	(7,670,882)	(7,334,529)
Interest income	195,906	59,382	521,867	310,544
Interest expense	(3,991)	(25,123)	(12,029)	(25,123)

Net loss	$(1,802,628)	$(2,107,022)	$(7,161,044)	$(7,049,108)

Net loss attributable to common stockholders	$(1,802,628)	$(2,107,022)	$(7,161,044)	$(7,049,108)

Net loss per common share-basic and diluted	$(0.03)	$(0.03)	$(0.11)	$(0.11)

Weighted average common shares outstanding-basic and diluted	64,451,465	64,545,390	64,378,694	64,574,235

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	(7,161,044)	$(7,049,108)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	62,885	50,693
Stock-based compensation expense	3,048,741	1,952,950
Provision for allowance for bad debts	233,076	58,833
Gain on disposal of fixed assets	—	(14,100)
Changes in operating assets and liabilities:
Accounts receivable	(946,422)	1,252,923
Inventory	(1,684,635)	(42,542)
Prepaid expenses and other current assets	13,919	2,461
Other assets	—	(131,324)
Accounts payable and accrued expenses	382,324	13,351

Net cash used for operating activities	(6,051,156)	(3,905,863)

Cash flows from investing activities:
Purchases of fixed assets	(66,508)	(159,253)
Proceeds from the sale of fixed assets	—	14,100
Purchases of marketable securities	(11,700,000)	(2,472,000)
Proceeds from the sale of marketable securities	6,300,000	4,422,000

Net cash provided by (used in) investing activities	(5,466,508)	1,804,847

Cash flows from financing activities:
Proceeds from exercise of Series A convertible stock warrants	—	852
Proceeds from issuance of Series C convertible preferred stock	11,677,108	—
Proceeds from the issuance of common stock	233,181	—
Principal payments on capital lease obligations	(5,406)	(8,141)
Proceeds from revolving line of credit	—	4,086,143

Net cash provided by financing activities	11,904,883	4,078,854

Net increase in cash and cash equivalents	387,219	1,977,838
Cash and cash equivalents, beginning of period	890,742	866,510

Cash and cash equivalents, end of period	1,277,961	$2,844,348

Supplemental Disclosure of Cash Flow Information

The Company paid $12,029 and $25,123 in interest expense for the nine month periods ended September 30, 2007 and 2008, respectively.

Supplemental Disclosure of Non-Cash Financing Activities

During the nine month period ended September 30, 2008, the Company recognized $181,302 as consulting expense in the statement of operations in connection with restricted stock issued to a consultant valued at $626,500 and $12,776 as non-cash compensation expense in connection with restricted stock issued in July 2008 to employees valued at $153,312.

During the nine month period ended September 30, 2007, the Company issued restricted stock valued at $625,000 to a consultant of which $90,759 was recognized as consulting expense in the statement of operations.

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company’s interim financial statements as of September 30, 2007 and 2008 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2007 and 2008 and cash flows for the nine months ended September 30, 2007 and 2008.

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

The results of operation for the three and nine month periods of September 30, 2008 are not necessarily indicative of results to be expected for the entire year or future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents consistent with SFAS 95, “Statement of Cash Flows”. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturities of these investments. This may include short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase, money market funds and demand deposits with financial institutions. At December 31, 2007 and September 30, 2008, the Company classified investments in money market funds totaling $113,384 and $41,288, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk.

In June 2008, the Company entered into a revolving credit facility with Citigroup Global Markets, Inc. for borrowings of up to, and secured by, 50% of the Company’s auction rate securities (“ARS”) only. The revolving credit facility contains no financial covenants. Any borrowings under the revolving credit facility accrue interest at a variable rate based on short-term market interest rates. At September 30, 2008, $4,086,143 was outstanding under the revolving credit facility bearing an annual interest rate of 3.175%. The Company uses the funds to support working capital needs. In November 2008, the total amount outstanding under the credit facility was repaid with proceeds from the liquidation of the Company’s investments in ARS.

In 2007, the Company entered into an initial 62 month lease with an option to extend the lease five years, with Farley White Management Company, LLC. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and is reduced by $100,000 at the end of the second, third, and fourth lease years. The Company has recorded this letter of credit as Restricted Cash on its Balance Sheet.

Investments

The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments consist of money market funds and marketable securities. The money market funds are readily convertible into known amounts of cash, and, therefore, are classified as cash equivalents. See Note 2 to these Condensed Financial Statements for further details regarding cash equivalents. The marketable securities consist of municipal bonds with long-term nominal maturities that are triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. The interest rates on these municipal bonds reset through an auction process every 28 – 30 days and referred to as auction rate securities (ARSs). See Note 3 to these Condensed Financial Statements for further details regarding ARSs. Investments which are considered held-to-maturity are stated at amortized cost plus accrued interest, which approximates market value. Investments which are considered available-for-sale are carried at fair market value plus accrued interest. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income.

As a result of continued illiquidity in the ARS market, the Company conducted fair market valuations of its investments in ARSs as of June 30, 2008. The fair market valuations were estimated by using the Trinomial Discount model which assumed that should a successful auction occur, the Company would be a seller, receiving the face value of the ARS at that point in time. Several sources were used to estimate probability including (1) credit default swap spreads on securities with similar credit, (2) implied volatility levels on exchange-traded options, and (3) spreads on corporate credit. Within the model, possible cash flows and probabilities are forecasted under each potential scenario. See Note 3 to these Condensed Financial Statements for further details regarding the accounting estimates and assumptions used in valuing the ARSs. The results of the valuations indicated that the fair market value of the investments in ARSs were $412,079 less than the carrying value. Further, although the Company expected the market illiquidity was temporary, the exact time-line was unknown. Therefore, at June 30, 2008, the classified its investments in ARSs as long-term assets and recorded $412,079 as a temporary unrealized loss in other comprehensive income.

In November 2008, Citigroup purchased all of the Company’s investments in ARSs at par value totaling $9,250,000. Citigroup’s agreement to liquidate the Company’s ARSs, which was the result of a larger settlement between Citigroup, the United States Securities and Exchange Commission and the Attorney General of New York announced on August 7, 2008, called for Citigroup to liquidate the securities at par value by November 5, 2008. Given this change in circumstances, the Company reclassified the ARSs from long-term to current assets and reversed the related temporary unrealized loss as of September 30, 2008. After repaying the total amount outstanding under the Company’s revolving line of credit with Citigroup, the net proceeds from the sale of the Company’s ARSs amount to $5,175,000. Further details regarding the investment classification can be found in Note 3 to these Condensed Financial Statements.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $334,813 at September 30, 2008 ($289,312 at December 31, 2007) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company also offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized on a straight line basis over the term of the usage agreement, which, at this time, is not materially different than applying the separate unit accounting requirement of EITF 00-21.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the nine month period ended September 30, 2008 was $9,948. At December 31, 2007 and September 30, 2008, the allowance for doubtful accounts was $250,216 and $309,049, respectively.

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

Net Income (Loss) Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended September 30, 2008, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 6,224,866 shares of common stock, warrants for the purchase of 115,231 shares of Series A Convertible Preferred Stock, 154 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive and as none of the outstanding classes of convertible preferred stock have a contractual obligation to share in the Company’s losses, as defined in Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”. For the three and nine months ended September 30, 2007, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 5,593,783 shares of common stock, warrants for the purchase of 37,015 shares of common stock, warrants for the purchase of 115,385 shares of Series A Convertible Preferred Stock and 5,000 Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”, was issued in March 2004. EITF 03-06 is intended to clarify the definition of a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows as the Company incurred a net loss for the three and nine months ended September 30, 2007 and 2008, and none of the currently outstanding classes of convertible preferred stock have a contractual obligation to share in the Company’s losses, as defined in EITF 03-06. This pronouncement will have an impact if and when the Company incurs net income and at that time management will evaluate whether the Company’s existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) consists of unrealized gains and losses on investments classified as available-for-sale. During the three month period ended September 30, 2008, the Company reversed an unrealized loss of $412,079 in connection with the Company’s investments in ARSs at par value. See Note 3 to these Condensed Financial Statements.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, long-term investments, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate their fair values at December 31, 2007 and September 30, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its results of operations and financial condition.

3. INVESTMENTS

The Company’s investments consist of money market funds and long-term municipal bonds. As discussed in Note 2 to these Condensed Financial Statements, the Company classifies investments in money market funds as cash equivalents since these investments are readily convertible into known amounts of cash and have insignificant valuation risk. The municipal bonds consist of triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. These debt instruments have long-term nominal maturities, but have interest rates that reset periodically in scheduled auctions (generally every 28—30 days) and, therefore, are referred to as auction rate securities. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to maximize interest yields while maintaining liquidity. The Company generally has the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no unrealized gains or losses from these investments.

Starting in February 2008, credit and liquidity issues in the financial markets led to failed auctions with respect to the Company’s ARSs. In most cases where auctions failed, the Company earned higher interest rates to compensate for the lack of liquidity as per the investment offering statements. Notwithstanding the failed auctions, the Company did not observe any indication that would suggest the debt issuer may default on the interest or the underlying principal. In addition, the Company consulted with its investment advisor, review market reports, observed related interest rate spreads and considered various legislative initiatives geared towering resolving the market illiquidity. Based on the culmination of these factors, the Company concluded that the par value of the investments approximated fair market value, that the market illiquidity was temporary, and that market liquidity would resume shortly. As such, at March 31, 2008, the Company continued to maintain the investments in current assets at par value.

Due to the continued liquidity issues related to ARSs, the Company conducted fair market valuations of these investments as of June 30, 2008. The fair market valuation was estimated by using the Trinomial Discount model which assumed that should a successful auction occur, the Company would be a seller, receiving the face value of the ARS at that point in time. Several sources were used to estimate probability including (1) credit default swap spreads on securities with similar credit, (2) implied volatility levels on exchange-traded options, and (3) spreads on corporate credit. Within the model, possible cash flows and probabilities are forecasted under each potential scenario. The results of the valuation indicated that the fair market value of the investments was $412,079 less than the carrying value. The impairment was entirely due to market illiquidity. The Company considered the loss to be temporary in nature and included the unrealized loss in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and classified the ARSs as long-term assets as of June 30, 2008.

In November 2008, Citigroup purchased the Company’s investments in ARSs at par value totaling $9,250,000. Citigroup’s agreement to liquidate the Company’s ARSs, which was the result of a larger settlement between Citigroup, the United States Securities and Exchange Commission and the Attorney General of New York announced on August 7, 2008, called for Citigroup to liquidate the securities at par value by November 5, 2008. Given this change in circumstances, as of September 30, 2008 the Company reclassified the ARSs from long-term to current assets and reversed the temporary unrealized loss previously recorded. After repaying the Company’s outstanding indebtness to Citigroup, the net proceeds from the liquidation of the Company’s ARSs amount to $5,175,000.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. For certain types of financial instruments, SFAS No. 157 requires a limited form of retrospective transition, whereby the cumulative impact of the change in principle is recognized in the opening balance in retained earnings in the fiscal year of adoption. All other provisions of SFAS No. 157 are applied prospectively. SFAS No. 157 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

	Fair Value Measurements Using				Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Money market funds (included in cash and cash equivalents)	$41,288				$41,288
Auction rate securities			9,250,000	*	9,250,000

Total assets	$41,288	$—	$9,250,000		$9,291,288

*	See Notes 2 and 3 to these Condensed Financial Statements.

The following table summarizes the activity during the three-months ended September 30, 2008 related to investments measured using Level 3 inputs:

Auction Rate Securities
Balance as of July 1, 2008	$8,837,921
Sales
Total gains and losses:
Included in earnings (realized)
Reversal of unrealized losses included accumulated other comprehensive income	412,079

Balance as of September 30, 2008	$9,250,000

December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Balance Sheet Classification
					Short-Term Investments	Long-Term Investments
Auction Rate Securities	$11,200,000	$—	$—	$11,200,000	$11,200,000	$—
Money Market	113,384	—	—	113,384	—	—

	$11,313,384	$—	$—	$11,313,384	$11,200,000	$—

September 30, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Balance Sheet Classification
					Short-Term Investments	Long-Term Investments
Marketable Securities	$9,250,000	$—	$—	$9,250,000	$9,250,000	$—
Money Market	41,288	—	—	41,288	—	—

	$9,291,288	$—	$—	$9,291,288	$9,250,000	$—

4. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three and nine month periods ended September 30, 2007 and 2008. During the three and nine month periods ended September 30, 2007 and 2008, international sales accounted for 5%, 20%, 6% and 17% of total revenues, respectively.

5. INVENTORIES

	December 31, 2007	September 30, 2008
Raw materials	$981,071	$1,261,240
Work in process	1,040	981
Finished goods	1,423,033	1,185,466

	$2,405,144	$2,447,687

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

Total shares of preferred stock issued and outstanding at December 31, 2007 and September 30, 2008, respectively were as follows:

	December 31, 2007	September 30, 2008
Series A Convertible Preferred
Shares issued and outstanding	—	154
Liquidation preference and redemption value	$—	$1,135

Series C Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	12,500,000	12,500,000

Total Convertible Preferred
Shares issued and outstanding	5,000	5,154
Liquidation preference and redemption value	$12,500,000	$12,501,135

The preferred stock is entitled to dividends when and if declared by the Board of Directors prior to the payment of any such dividends to the holders of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the preferred stock then outstanding are entitled to be paid out of the assets of the corporation before any payment is made to the holders of common stock. Each holder of the preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the preferred stock is convertible on any matter reserved to the stockholders of the Company for their action at any meeting of the stockholders of the Company.

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

In the event of any voluntary or involuntary liquidation (including change-in-control events), dissolution or winding up of the Company, the holder of Series A stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to holders of common stock or any other class or series of stock ranking on liquidation junior to the Series A stock, an amount equal to the greater of (i) par value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had each such share been converted into common stock, as per the conversion price feature, immediately prior to such liquidation, dissolution or winding up.

The conversion price feature of the Series A stock was subject to adjustment in certain circumstances if the Company issued shares of common stock under those circumstances on or before November 12, 2004 at a purchase price below the conversion price of the Series A stock. No additional shares were issued as a result of this provision.

The holders of Series A stock are entitled to vote, on an as-if converted basis, along with the holders of the Company’s common stock on all matters on which holders of common stock are entitled to vote.

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

The Company had warrants for the purchase of 115,385 and 115,231 shares of Series A stock, which are convertible into an additional 1,500,003 and 1,498,003 shares of common stock, outstanding at December 31, 2007 and September 30, 2008, respectively.

During the three and nine month periods ended September 30, 2008, 0 and 154 warrants to purchase Series A stock were exercised.

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

The holders of Series C stock shall be entitled to receive, prior and in preference to any distribution of the proceeds from any liquidation (including change-in-control events), dissolution or winding up of the Company, whether voluntary or involuntary, to holders of common stock, other series of preferred stock or any other capital stock of the Company, an amount per share equal to the Series C stock par value, plus declared but unpaid dividends on such shares.

The holders of Series C stock are entitled to vote, on an as-if converted basis, along with holders of the Company’s common stock on all matters on which holder of common stock are entitled to vote.

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

7. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $647,189 and $479,846 or $0.01 and $0.01 per share and $3,048,741 and $1,952,950 or $0.05 and $0.03 per share in the three and nine month periods ended September 30, 2007 and 2008, respectively. There was no impact on the statement of cash flows for the period ended September 30, 2008. The charge for nine month period ended September 30, 2007 included $1,287,841 related to stock options issued to the Company’s former Vice President of Business Development pursuant to a four-month consulting agreement that expired on March 31, 2007.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Nine Months Ended September 30,
	2007	2008
Dividend Yield	0.0%	0.0%
Expected Volatility	109.8%	112.7%
Risk Free Interest Rate	4%	2.3%
Expected Option Terms (in years)	5	5

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

There were 726,000 new stock options granted during the nine months ended September 30, 2008.

At September 30, 2008, there were approximately 2,057,043 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were new restricted stock grants issued to employees in July 2008 totaling 319,400 shares. Each grant vests over three years. For the nine month period ended September 30, 2008 approximately 1,289,650 shares of restricted stock were available for future grant . Included in the Company’s Statement of Operations for the three and nine months ended September 30, 2008 was $73,210 and $194,078, respectively, of compensation related to the vesting of restricted stock.

Stock option transactions under the Company’s equity incentive plans during the nine months ended September 30, 2008 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	7,153,784	$1.99
Granted	726,000	$0.97
Exercised	—	$—
Canceled/Forfeited	(1,634,917)	$2.81

Outstanding at September 30, 2008	6,244,867	$1.65	8.02	$285,323

Exerciseable at September 30, 2008	2,942,899	$1.48	6.90	$277,523

The fair value of options granted during the nine months ended September 30, 2008 was $704,220, with a per share weighted average fair value of $.97. The fair value of options granted during the nine months ended September 30, 2007 was $3,799,140, with a per share weighted average fair value of $3.07. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of September 30, 2008, there was $4,150,479 of total unrecognized compensation cost related to approximately 3,301,967 unvested outstanding stock options, with a per share weighted average fair value of $1.16. The expense is anticipated to be recognized over a weighted average period of 2.33 years. The total intrinsic value of stock options exercised during the first nine months of 2007 was $2,381,613. No stock options were exercised in the first nine months ended September 30, 2008.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and nine months ended September 30, 2007 and 2008 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Cost of goods sold	$2,864	$4,266	$8,499	$10,073
Research and development	18,736	28,983	46,002	$81,680
Selling, general and administrative	625,589	446,597	2,994,240	1,861,197

Share-based compensation expense	$647,189	$479,846	$3,048,741	$1,952,950

8. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007 and September 30, 2008.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 12 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual return and repair cost experience. The Company had $126,011 and $39,698 of accrued warranties at September 30, 2007 and 2008, respectively, as set forth in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2008	2007	2008
Balance at beginning of period	$137,648	$49,481	$119,125	$99,800
Provision for warranty for units sold	35,000	18,125	109,500	$44,125
Cost of warranty incurred	(46,637)	(27,908)	(102,614)	$(104,227)

Balance at end of period	$126,011	$39,698	$126,011	$39,698

9. OTHER DEVELOPMENTS

On March 21, 2007, the Company entered into a three year Co-Marketing Agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell the Company’s HearTwave II System and other Microvolt T-Wave Alternans products to cardiologists and electrophysiologists in North America.

On June 18, 2007, the Company entered into Amendment No. 1 to the Co-Marketing Agreement with St. Jude Medical, effective March 21, 2007, enabling St. Jude Medical also to market Cambridge Heart’s HearTwave II Microvolt Alternans test to North American primary care and internal medicine physicians and Cambridge Heart’s sales to support St. Jude Medical’s field sales force in all physician markets in North America.

On July 16, 2008, the Company entered into a Restated Co-Marketing Agreement (the “Restated Agreement”) with St. Jude Medical, which effective as of May 5, 2008 replaced the previous Co-Marketing Agreement. The Restated Agreement grants St. Jude Medical the non-exclusive right to market and sell our HearTwave System and other Microvolt T-Wave Alternans products (the “Products”) to physicians in North America.

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

Pursuant to the Restated Agreement, the Company also amended the Securities Purchase Agreement with St. Jude Medical dated March 21, 2007 (the “Purchase Agreement”) for the sale of Series C Convertible Preferred Stock to St. Jude Medical, thereby terminating St. Jude Medical’s right to designate a representative who, subject to certain limitations set forth in the Purchase Agreement, would be entitled to attend in a non-voting capacity, and receive board materials with respect to, meetings of our Board of Directors.

The term of the Restated Agreement expires on the earlier of November 5, 2008 or the placement of 300 new HearTwave Systems following the effective date of the Restated Agreement. The Restated Agreement may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Restated Agreement that has not been cured within 60 days of written notice from the terminating party. Given the lapse in the term of the Restated Agreement, the Company will reasses the amended co-marketing arrangement and determine the nature of the future collaboration, if any, between parties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death (SCD). Our proprietary technology and products are the first diagnostic tools cleared by the FDA to non-invasively measure Microvolt levels of T-Wave Alternans or MTWA, an extremely subtle beat-to-beat fluctuation in the T-Wave portion of a patient’s electrocardiogram. Our MTWA Test is performed using our primary product, the Heartwave System in conjunction with our single patient use Micro-V Alternans Sensors. There are approximately 846 first and second generation Heartwave units that have been sold in the U.S. since the product was introduced at the end of 2000.

In the United States, we sell products through our direct sales organization, and from March 2007 through April 2008, we sold products through our Co-Marketing Agreement with St. Jude Medical, Inc. In May 2008, we implemented a new technology placement program whereby, instead of an outright purchase, customers have the option to pay quarterly fees for the use of the Company’s Heartwave II System and consumption of Micro V-Alternans Sensors up to a set level. This program also allows customers to cancel at any time. Outside of the United States, we sell our products through independent distributors. Profitability for our business requires that we are successful in our efforts to expand the installed base of our HearTwave units in the United States and continually increase the number of Microvolt T-Wave Alternans Tests being performed in order to increase the usage of our Micro-V Alternans Sensors.

Distribution Update

At September 30, 2008, we employed 11 direct sales representatives and 2 regional managers in the U.S. We also employ 14 clinical application specialists who provide clinical support to our direct sales force and our customers. We utilize country specific independent distributors for the sales of our products outside the U.S.

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

The term of the Restated Agreement expires on the earlier of November 5, 2008 or the placement of 300 new HearTwave Systems following the effective date of the Restated Agreement. The parties will assess the co-marketing arrangement and determine the nature of the future collaboration, if any, between the parties.

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

Most recently, in February 2008, Premera Blue Cross revised its Corporate Medical Policy to make Microvolt T-Wave Alternans Testing a covered benefit.

While the Company has been able to achieve increased reimbursement coverage, there remain large patient populations in the United States where physicians and other health care providers cannot obtain proper reimbursement for the use of our products. For example, large insurers such as United Healthcare and a number of individual Blue Cross/Blue Shield insurance companies continue to maintain a policy of not reimbursing physicians for the use of our products. At September 30, 2008, we believe that reimbursement coverage remained unavailable for approximately 20% of the total patient population in the United States for whom a MTWA test would reasonably be considered appropriate. While the Company is actively working to broaden reimbursement coverage, there can no assurance that additional third-party insurers will decide to make reimbursement available in the near term, if at all, or even that certain payers who now reimburse for the use of our products will not decide to significantly reduce, or even eliminate, the level of reimbursement available for the use of our products.

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

Clinical Developments

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

In March 2008, the preliminary results of MASTER II of 303 patients were presented in poster form at American College of Cardiology 2008 Annual Scientific Session. While results showed that in the post myocardial infarction (MI) group with EF 31-40% life-threatening ventricular tachyarrhythmic events are more common in patients who test positive for MTWA, the difference was not statistically significant. MTWA, however, was significantly correlated with all-cause mortality.

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

Other Recent Developments

In February 2008, in response to a filing by GE Medical of a formal request for reconsideration of the National Coverage Determination (NCD) for Microvolt T-Wave Alternans to include GE’s Modified Moving Average (MMA) methodology, the Centers for Medicare and Medicaid Services (CMS) released a Proposed Decision Memo stating that CMS proposes that there is insufficient evidence to conclude that the MMA method of determining MTWA is reasonable and necessary for the evaluation of Medicare beneficiaries at risk for sudden cardiac death (SCD) under section 1862(a)(1)(A) of the Social Security Act, and, therefore, CMS proposes to continue national noncoverage for the MMA method of determining MTWA. After careful examination, CMS found that the evidence base supporting the MMA method of measuring MTWA is limited, and though suggestive of benefit, is not yet convincing. CMS requested public comments on the proposed determination pursuant to section 1862(1) of the Social Security Act. In particular, CMS is interested in comments that include new evidence that they have not reviewed in past considerations of the NCD. CMS requested public comment on the reported findings of the MASTER I trial, specifically with regard to whether CMS should continue to cover MTWA in general, regardless of the method used. In May 2008, CMS issued a Final Decision Memorandum reaffirmed coverage of MTWA using the spectral analysis method and found insufficient evidence for coverage of MTWA using any other method.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $334,813 at September 30, 2008 ($289,312 at December 31, 2007) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company also offers usage agreements whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized on a straight line basis over the term of the usage agreement, which, at this time, is not materially different than applying the separate unit accounting requirement of EITF 00-21. As of September 30, 2008, $18,100 is recorded as deferred revenue related system placements through TPP.

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

At December 31, 2007 and September 30, 2008, the allowance for doubtful accounts was $250,216 and $309,049, respectively. We believe we have an adequate allowance; however additional write-offs could occur if future results significantly differ from our expectations.

Investments

The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments consist of money market funds and marketable securities. The money market funds are readily convertible into known amounts of cash, and, therefore, are classified as cash equivalents. See Note 2 to these Condensed Financial Statements for further details regarding cash equivalents. The marketable securities consist of municipal bonds with long-term nominal maturities that are triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. The interest rates on these municipal bonds reset through an auction process every 28 – 30 days and referred to as auction rate securities (ARSs). See Note 3 to these Condensed Financial Statements for further details regarding ARSs. Investments which are considered held-to-maturity are stated at amortized cost plus accrued interest, which approximates market value. Investments which are considered available-for-sale are carried at fair market value plus accrued interest. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income.

As a result of continued illiquidity in the ARS market, the Company conducted fair market valuations of its investments in ARSs as of June 30, 2008. The fair market valuations were estimated by using the Trinomial Discount model which assumed that should a successful auction occur, the Company would be a seller, receiving the face value of the ARS at that point in time. Several sources were used to estimate probability including (1) credit default swap spreads on securities with similar credit, (2) implied volatility levels on exchange-traded options, and (3) spreads on corporate credit. Within the model, possible cash flows and probabilities are forecasted under each potential scenario. See Note 3 to these Condensed Financial Statements for further details regarding the accounting estimates and assumptions used in valuing the ARSs. The results of the valuations indicated that the fair market value of the investments in ARSs were $412,079 less than the carrying value. Further, although the Company expected the market illiquidity was temporary, the exact time-line was unknown. Therefore, at June 30, 2008, the classified its investments in ARSs as long-term assets and recorded $412,079 as a temporary unrealized loss in other comprehensive income.

In November 2008, Citigroup purchased all of the Company’s investments in ARSs at par value totaling $9,250,000. Citigroup’s agreement to liquidate the Company’s ARSs, which was the result of a larger settlement between Citigroup, the United States Securities and Exchange Commission and the Attorney General of New York announced on August 7, 2008, called for Citigroup to liquidate the securities at par value by November 5, 2008. Given this change in circumstances, the Company reclassified the ARSs from long-term to current assets and reversed the related temporary unrealized loss as of September 30, 2008. After repaying the total amount outstanding under the Company’s revolving line of credit with Citigroup, the net proceeds from the sale of the Company’s ARSs amount to $5,175,000. Further details regarding the investment classification can be found in Note 3 to these Condensed Financial Statements.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This share-based compensation expense must be included in the Company’s statement of operations over the requisite service period. We used the Black-Scholes and Monte Carlo Simulation option pricing model to compute the fair value of our stock options. The use of these models require us to make assumptions regarding the expected term of the options, forfeiture rate and volatility of the underlying stock. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. We incurred $479,846 and $1,952,950 in non-cash stock-based compensation expense for the three and nine month periods September 30, 2008 or $0.01 and $0.03 per share, respectively.

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

Revenue:

	Three months ended September 30,					Nine months ended September 30,
($000’s)	2007	% of Total	2008	% of Total	% Change	2007	% of Total	2008	% of Total	% Change
Alternans Products:
U.S.	$2,364,168	88%	$803,752	72%	-66%	$6,780,380	86%	$2,260,082	70%	-67%
Rest of World	94,290	4%	94,014	8%	0%	221,940	3%	251,194	8%	13%

Total	2,458,458	92%	897,766	80%	-63%	7,002,320	88%	2,511,276	78%	-64%

Stress Products:
U.S.	173,707	6%	96,331	9%	-45%	666,199	8%	417,620	13%	-37%
Rest of World	40,595	2%	128,400	11%	216%	246,920	3%	297,650	9%	21%

Total	214,302	8%	224,731	20%	5%	913,119	12%	715,270	22%	-22%

Total Revenues	$2,672,760	100%	$1,122,497	100%	-58%	7,915,439	100%	$3,226,546	100%	-59%

Three and Nine Month Periods Ended September 30, 2007 and 2008

Revenue

Total revenue for the three months ended September 30, 2007 and 2008 was $2,672,760 and $1,122,497, respectively, a decrease of 58%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $2,458,458 during the three months ended September 30, 2007 compared to $897,766 during the same period of 2008, a decrease of 63%. Our Alternans products accounted for 92% and 80% of total revenue for the three month periods ended September 30, 2007 and 2008, respectively. Revenue from the sale of our non-Alternans products for the three months ended September 30, 2007 and 2008 was $214,302 and $224,731, respectively.

Total revenue for the nine months ended September 30, 2007 and 2008 was $7,915,439 and $3,226,546, respectively, a decrease of 59%. Revenue from the sale of our Alternans products was $7,002,320 during the nine months ended September 30, 2007, compared to $2,511,276 during the same period of 2008, a decrease of 64%. Our Alternans products accounted for 88% and 78% of total revenue for the nine month periods ended September 30, 2007 and 2008, respectively. Revenue from the sale of our non-Alternans products for the nine months ended September 30, 2007 and 2008 was $913,119 and $715,270, respectively.

The decrease in revenue is attributable to various factors including economic pressures on our target customers, which are small to medium size local cardiology practices in the United States, uncertainty about reductions in Medicare reimbursement, and transition from our co-marketing agreement with St. Jude Medical to rebuild the sales pipe-line and implement the new sales strategy adopted in May 2008.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended September 30, 2007 and 2008 was 66% and 47%, respectively. Gross profit, as a percentage of revenue for the nine months ended September 30, 2007 and 2008 was 65% and 48%. The decrease in gross profit as a percentage of revenue is primarily attributable to lower overall sales levels relative to fixed manufacturing costs.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended September 30,					Nine months ended September 30,
	2007	% of Total Revenue	2008	% of Total Revenue	% Inc/(Dec) 2008 vs 2007	2007	% of Total Revenue	2008	% of Total Revenue	% Inc/(Dec) 2008 vs 2007
Operating Expenses:
Research and development	$119,618	4%	104,955	9%	-12%	$382,675	5%	$392,701	12%	3%
Selling, general and administrative	3,640,135	136%	2,561,817	228%	-30%	12,398,461	157%	8,486,204	263%	-32%

Total	$3,759,753	141%	$2,666,772	238%	-29%	$12,781,136	161%	$8,878,905	275%	-31%

Research and Development

Research and development expense for the three months ended September 30, 2007 and 2008 was $119,618 and $104,955, respectively, a decrease of 12%. Research and development expense for the nine months ended September 30, 2007 and 2008 was $382,675 and $392,701, respectively, an increase of 12%. Research and development expense for the 2008 periods included $81,680 in non-cash, stock-based compensation expense.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2007 and 2008 was $3,640,135 and $2,561,817, respectively, a decrease of 30%. SG&A expense for the nine months ended September 30, 2007 and 2008 was $12,398,461 and $8,486,204, a decrease of 32%. Sales and marketing expense for the 2007 and 2008 nine month periods was 55% and 48% of total SG&A expense, respectively. The decrease was primarily attributable to lower selling costs as a result of less sales and non-recurrence of agent fees resulting from the amendment to the St. Jude Medical Co-Marketing Agreement. SG&A expense for the 2008 period included $1,861,197 in non-cash, stock-based compensation expense. Included in the 2007 amount was $2,994,240 of non-cash stock based compensation expense related to stock options awarded pursuant to a four-month consulting agreement with the Company’s former Vice President of Business Development that expired on March 31, 2007.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended September 30, 2007 and 2008 was $191,915 and $34,259, respectively, a decrease of 82%. Interest income, net of interest expense for the nine months ended September 30, 2007 and 2008 was $509,839 and $285,421, respectively, a decrease of 44%. The decrease in interest income is the result of lower interest rates generally available in the financial markets, sales of interest earning investments used to fund operations, as well as an increase in interest expense associated with the Company’s credit facility.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended September 30, 2007 was $1,802,628 compared to $2,107,022 in the same period in 2008. The net loss attributable to common stockholders for the nine months ended September 30, 2007 was $7,161,044 compared to $7,049,108 in the same period in 2008.

Liquidity and Capital Resources

At September 30, 2008 cash equivalents were $2,844,348 and marketable securities were $9,250,000, compared to $866,510 and $11,200,000, respectively, at December 31, 2007. Investments consist of money market funds and marketable securities. The money market funds are readily convertible into known amounts of cash, and, therefore, are classified as cash equivalents. The marketable securities consist of municipal bonds with long-term nominal maturities that are triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. The interest rates on these municipal bonds reset through an auction process every 28 – 30 days and referred to as auction rate securities (ARSs). Our intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to maximize interest yield while maintaining liquidity. We generally have the opportunity to sell these investments during such periodic auctions subject to the availability of buyers.

Historically, the ARSs provided high liquidity and maximized interest yields. Starting in February 2008, credit and liquidity issues in the financial markets have led to failed auctions with respect to these ARSs. In most cases where auctions fail, the investments earn higher interest rates to compensate for the lack of liquidity as per the investment offering statements. Based on discussions with the Company’s investment advisor review of market research reports and pending legislative initiatives, we believed that these credit and illiquidity conditions presented temporary liquidity risk as of March 31, 2008. Further, we believe that the investments currently are not exposed to risk of default of the underlying securities nor exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other similar risks. Given the on-going market dynamics and liquidity uncertainties, we reclassified our investments in ARSs from current to long-term assets as of June 30, 2008. Further, based on the results of our fair market valuations, we recorded as a charge to comprehensive income (loss) a temporary impairment in fair value in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) of $412,079. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. See Note 2 to these Condensed Financial Statements.

As a result of this liquidity issue, in June 2008 we entered into a revolving credit facility with Citigroup Global Markets, Inc. for borrowings of up to 50% of the failing ARSs par value of $9,250,000. The credit facility was secured by 50% of par value of our long-term investments and contains no financial covenants. Any borrowings under the revolving credit facility accrued interest at a variable rate based on short-term market interest rates plus 1.75%. As of September 30, 2008, $4,086,143 was outstanding under the revolving credit facility bearing an annual interest rate of 3.175%.

In November 2008, Citigroup liquidated all of the Company’s investments in ARSs at par value totaling $9,250,000. Citigroup’s agreement to liquidate the Company’s ARSs, which was the result of a larger settlement between Citigroup, the United States Securities and Exchange Commission and the Attorney General of New York announced on August 7, 2008, called for Citigroup to liquidate the securities at par value by November 5, 2008. Given this change in circumstances, as of September 30, 2008 the Company classified the ARSs from long-term to current assets and reversed the temporary unrealized loss. After repaying the total amount outstanding under the Company’s revolving line of credit with Citigroup, net proceeds from the sale of the Company’s ARSs amount to $5,175,000.

Accounts receivable, net of allowance for doubtful accounts decreased $1,311,757, or 67%, as a result of cash collection efforts and lower sales volume for the six months ended September 30, 2008 compared to December 31, 2007. Inventory at September 30, 2008 increased by $42,543, or 2%, compared to December 31, 2007. Prepaid expenses and other current assets at September 30, 2008 increased $2,461, or 3%, compared to December 31, 2007. Fixed assets at September 30, 2008 increased 81% when compared to December 31, 2007, primarily due to an increase in purchases associated with our new facility.

We have experienced recurring losses from operations of $7,670,882 and $7,334,529 for the nine months ended September 30, 2007 and 2008, respectively, and recurring negative cash flow from operations for the nine months ended September 30, 2007 and 2008 of $6,051,156 and $3,905,310, respectively. In addition, we had an accumulated deficit at September 30, 2008 of $85,663,113.

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2009. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to September 30, 2008. In addition, monthly royalty under the Company’s consulting and technology agreement is $10,450.

In March 2007, the Company sold $12.5 million of Series C Convertible Preferred Stock to St. Jude Medical, Inc. (“St. Jude Medical”) resulting in net proceeds of $11.7 million after issuance costs. We believe this capital inflow, combined with existing resources, is sufficient to fund cash requirements for at least the next 12 months. However, based on future results of operations, or strategic direction, we may determine that additional capital may be needed. There can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2008 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$54,834	$17,784	$37,050	$—	$—
Operating Lease Obligations	$1,685,525	$306,365	$1,146,746	$232,414	$—
Purchase Obligations	$10,000	$10,000	$—	$—	$—

Total	$1,750,359	$334,149	$1,183,796	$232,414	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our new executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced March 1, 2008. We were not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and is reduced by $100,000 at the end of each of the second, third and fourth lease years. The landlord for the property was responsible for paying the costs of construction for the interior of the space occupied by us. We are generally responsible for paying our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

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

We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations. None of these market-risk sensitive instruments are held for trading purposes. We invest our cash primarily in money market mutual funds and municipal debt securities. Although we have implemented policies regarding the amount and credit ratings of investments, the valuation and liquidity of these investments are exposed to some level of risk due to market conditions

Our investments are comprised of money market funds and marketable securities. The money market funds are readily convertible into known amounts of cash, and, therefore, are classified as cash equivalents. The marketable securities consist of municipal bonds with long-term nominal maturities that are triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. The interest rates on these municipal bonds reset through an auction process every 28—30 days and referred to as auction rate securities (ARSs). We generally have the opportunity to sell these investments during such periodic auctions subject of the availability of buyers.

Starting in February 2008, credit and liquidity issues in the financial markets let to auction failures in the ARS market. As an interim liquidity solution, we entered into a revolving credit facility with Citigroup Global Markets, Inc. in June 2008. In August 2008, Citigroup reach a settlement United States Securities and Exchange Commission and the Attorney General of New York calling for Citigroup to liquidate these securities at par value by November 5, 2008. In November 2008, all of our ARSs were liquidated at par value. After repaying the total amount outstanding under the revolving line of credit with Citigroup, the net proceeds from the sale of the ARSs amounted to $5,175,000. Further details regarding ARSs can be found in Notes 2 and 3 to these Condensed Financial Statements. The net proceeds from the sale of the ARSs were deposited in a money market fund with a major financial institution.

Given the relative security and liquidity associated with money market funds, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: November 7, 2008	By:	/s/ Vincenzo LiCausi
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of terms of Revolving Credit Line with Citigroup Global Markets, Inc.

10.2	Summary of Non-Employee Director Fees

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.