Form 10-K
period 2008-12-31
CAMBRIDGE HEART INC
filed 2009-03-31
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant was $27,887,683 computed by reference to the last reported sale price of the common stock on the OTC Bulletin Board on June 30, 2008.

As of March 31, 2009, 64,992,521 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference:

Document Description	10-K Part
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed within 120 days after the close of the registrant’s fiscal year ended December 31, 2008	Part III

CAMBRIDGE HEART, INC.

2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Company Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac death (“SCD”). Our products incorporate our proprietary technology for the measurement of Microvolt T-Wave Alternans (“MTWA”), and were the first diagnostic tools cleared by the U.S. Food and Drug Administration (“FDA”) to non-invasively measure Microvolt levels of T-Wave Alternans in order to predict the risk of SCD. MTWA is an extremely subtle beat-to-beat fluctuation in the t-wave segment of a patient’s electrocardiogram. Our technology can detect these variations down to one millionth of a volt. The MTWA Test is conducted by elevating the patient’s heart rate through exercise, pharmacologic agents, or pacing with electrical pulses. Our proprietary product in conjunction with our proprietary sensors, when placed on the patient’s chest, can acquire and analyze the patient’s electrocardiogram for MTWA.

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

In March 2006, the Centers for Medicare and Medicaid Services issued a National Coverage Determination that allows for reimbursement to healthcare providers for MTWA testing of patients at risk of SCD only when a MTWA Test is done using the Analytic Spectral Method, which is our patented and proprietary method of analysis.

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

Strategy

Our mission is to have our MTWA Test become a standard of care in the diagnostic monitoring regime for patients who are at elevated risk of SCD. We intend to achieve this mission by making our technology readily available, potentially in multiple product embodiments, in cardiology and internal medicine physician practices, and hospitals that provide healthcare services for those cardiac patients. In addition to our direct sales and marketing efforts, we intend to expand our distribution efforts through strategic partnerships with existing medical device companies who can offer greater access to our target customers. We believe that gaining access to a larger and more established distribution network will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology, thereby increasing sales of our proprietary Micro-V Alternans Sensors.

Principal Products and Applications

The Heartwave II System

Our Heartwave II System, which has replaced our original Heartwave System, is used to perform a Microvolt T-Wave Alternans or MTWA Test. A MTWA Test requires an elevated heart rate to provide an accurate result. The required heart rate of 100-120 beats per minute is typically achieved utilizing exercise as performed on a treadmill similar to a standard stress test. The heart rate can also be elevated through the use of pharmaceuticals or by pacing during an electrophysiology study or using a pace maker.

In April 2005, we received clearance from the FDA to market our Heartwave II System. Unlike our original Heartwave System, the Heartwave II System eliminates the need for a host stress system. The MTWA Test is typically performed as a stand alone diagnostic procedure. The electrocardiographic signals are captured by the Micro-V Alternans Sensors placed at designated locations on the patient’s chest and analyzed by the Heartwave II System using our proprietary Analytic Spectral Method for measuring the microvolt levels of T-Wave Alternans.

In addition to MTWA measurement, our Heartwave II System is a diagnostic system designed to support a broad range of standard and physician-customized protocols for the conduct of cardiac exercise stress testing. Our Heartwave II System is capable of controlling most medical grade treadmills and bicycle ergometers and is well suited for standard, nuclear or echocardiograph stress testing.

The Heartwave II System includes:

•	MTWA signal processing and analysis using our proprietary Analytic Spectral Method;

•	Windows® XP operating system powered by an Intel® Pentium® processor;

•	Large adjustable 15” color LCD display and multiple printer options, including Bluetooth or Thermal Laser; and

•	Up to 3,000 test storage capacity, with real time or review mode editing capability.

Micro-V Alternans Sensors

Our Micro-V Alternans Sensors are single patient use, multi-segment electrodes. They are necessary to obtain accurate results from our MTWA Test as they work to reduce background noise and artifact, allowing the processor to properly and accurately analyze the heart’s electrical signal.

The CH2000 Cardiac Stress Test System

Our CH2000 is a diagnostic system designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac exercise stress testing. When properly upgraded, it is also able to perform a MTWA Test. It is capable of controlling most medical grade treadmills and bicycle ergometers and is well suited for standard, nuclear or echocardiograph stress tests. The CH2000 is compatible with standard electrodes for routine stress testing and our Micro-V Alternans Sensors for a MTWA Testing.

Clinical Studies

Over the years, various studies have shown that our MTWA Test is an effective diagnostic tool for the identification of patients at increased risk of SCD and life-threatening ventricular arrhythmias. Additionally, a negative result from a MTWA Test has been demonstrated to be a strong indication that the patient is at very low risk of ventricular tachyarrhythmia or SCD, both of which we sometimes refer to as a sudden cardiac event. Clinical studies conducted on several thousand patients in high risk cardiac populations have shown that a positive or indeterminate MTWA Test result is at least as accurate a predictor of a future cardiac event as an invasive electrophysiology study. These studies have also shown that patients testing negative for MTWA are at very low risk of dying suddenly from a cardiac event. These studies have been published in a variety of peer reviewed journals such as the New England Journal of Medicine, Circulation, Journal of Cardiovascular Electrophysiology, Journal of the American College of Cardiology, and The Lancet.

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

In December 2005, the online version of the Journal of the American College of Cardiology published an expedited review of a 549 patient multi-center heart failure trial, led by Dr. Daniel Bloomfield and partially funded by the National Institutes of Health (NIH). The study, which enrolled patients with a left ventricular ejection fraction of 40% or less and NY Heart Association Class 1-III heart failure, utilized MTWA testing and followed the patients for about two years. Those patients who had a MTWA abnormal test were 6.5 times more likely to have a cardiac event than those with a MTWA normal (negative) test. The results were highly statistically significant with a p value <0.001. The author’s conclusions were, “Among patients with heart disease and LVEF ≤ 40%, MTWA can identify not only a high-risk group, but also a low-risk group unlikely to benefit from ICD prophylaxis.” This clinical study was republished in the January 17, 2006 issue of Journal of the American College of Cardiology.

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

In November 2006, the clinical results from the Alternans Before Cardioverter Defibrillator (ABCD) trial were presented at the American Heart Association’s 2006 Scientific Sessions conference. The Primary Investigators of the study, Dr. Otto Costantini, M.D. and David S. Rosenbaum, M.D., presented the results. The study, sponsored by St. Jude Medical, Inc. (“St. Jude Medical”), found that the predictive value of our non-invasive MTWA test was comparable to the invasive electrophysiology (EP) tests in patients with a history of ischemic heart disease at high risk for SCD. The study was published in the fall in the Journal of American College of Cardiology in February 2009.

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

In November 2007, the results of the MASTER I (Microvolt T-Wave Alternans Testing for Risk Stratification of Post MI Patients) clinical trial, sponsored by Medtronic, Inc., were presented in a Late Breaking Clinical Trial session at the American Heart Association (AHA) Scientific Session. The purpose of this 654 patient, multi-center clinical trial study was to show that MADIT II type patients with a normal MTWA Test result are at very low risk of dying suddenly versus those that test abnormal and, therefore, may not require ICD therapy. Each of the 654 patients met MADIT II criteria, meaning that they had all experienced a heart attack and had an ejection fraction of 30% or less. All of the patients received a currently available Medtronic ICD as prophylactic therapy.

The results of the MASTER I study showed that while the incidence of the primary endpoint (life-threatening ventricular tachyarrhythmic events) was lower in patients with MTWA negative results than patients in the non-negative group (10% vs. 13%), this difference was not adequate to achieve statistical significance. MTWA was, however, found to be a statistically significant predictor of total mortality (HR = 2.04, p=0.02). The majority of end point events in the MASTER I trial were appropriate ICD shocks. In addition, the event rate in the study was relatively low. Lastly, approximately 20% of patients in the MASTER I trial received a Cardiac Resynchronization Therapy and Defibrillator (CRT-D) device. The study was published in the fall in the Journal of American College of Cardiology. An additional 1,200 patients with slightly better pumping function (ejection fraction of 30% to 40%) were planned to be evaluated in a related registry according to the study protocol. The results for 303 patients enrolled in the MASTER II trial was presented as a poster presentation at American College of Cardiology meeting in March 2008. Results show that 7 events occurred in patients with a positive MTWA test, while 4 occurred in MTWA negative patients. The authors concluded that the ability to detect a statistical difference may have been affected by the low event rate. The company understands that the enrollment for MASTER II trial was terminated prematurely due to low event rates.

In May 2008, a meta-analysis, conducted by a group led by Stefan Hohnloser, MD, FHRS, of the JW Goethe University Division of Cardiology in Frankfurt, Germany, assessed 13 MTWA clinical studies involving approximately 6,000 cardiac patients. This analysis was then published in a supplement to the March 2009 issue of the Heart Rhythm journal. One of the key conclusions from this work was that in clinical trials, appropriate ICD shocks are an unreliable surrogate endpoint for Sudden Cardiac Arrest (SCA) and can skew results of risk stratification studies.

Reimbursement

Reimbursement to healthcare providers by Medicare/Medicaid and third party insurers is critical to the long-term success of our efforts to make the MTWA Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden death. In January 2002, Current Procedural Terminology Code 93025, known as a CPT code, became available for use by healthcare providers for filing for reimbursement for the performance of a MTWA Test. This code may be used alone, or in conjunction with, other diagnostic cardiovascular tests. This unique CPT code provides a uniform language used by healthcare providers to describe medical services but does not guarantee payment for the test. Coding is used to communicate to third party insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers. In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. This ruling, if not changed, will result in reductions in all categories of reimbursement levels through 2010. Effective January 1, 2009, the Centers for Medicare and Medicaid Services (“CMS”), reduced the Medicare payment amount for the CPT code for a MTWA Test from a national average of $252 in 2008 to $214 in 2009.

Prior to March 2006, local Medicare carriers have provided coverage for the Microvolt T-Wave Alternans Test. However, actual reimbursement has been inconsistent and in many instances administratively burdensome to physicians making it difficult to obtain. In addition to Medicare reimbursement at a local level, CMS issues National Coverage Determinations (NCDs) which represent approximately 10% of total Medicare coverage policies. In 2005, we applied to CMS for a NCD in order to gain broader and more uniform reimbursement coverage for our MTWA Test. After a nine-month application process, which included two public comment periods, CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for payment for MTWA testing of patients at risk of SCD only when a MTWA test is performed using the Analytic Spectral Method, which is our patented and proprietary method of analysis.

We estimate that approximately one-half of the U.S. patient population that we believe are most likely to benefit from our MTWA Test are at least 65 years old and, therefore, eligible for reimbursement via Medicare. We believe the remaining 50% are covered by private insurers such as BlueCross/BlueShield, Aetna, Cigna, Kaiser and United Healthcare. In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan and South Dakota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. In 2008, Premera Blue Cross and Blue Cross Blue Shield of Arizona revised their policies to make Microvolt T-Wave Alternans Testing a covered benefit. In February 2009, Harvard Pilgrim Health Care initiated reimbursement for the MTWA test. We estimate that as of December 31, 2008, approximately 80% of patients who can reasonably benefit from MTWA testing were covered under either Medicare or a private payer providing reimbursement for our MTWA Test. In 2009, we will continue to work toward securing favorable reimbursement policies from the remaining large private insurance not currently providing MTWA test reimbursement.

Marketing and Sales

Our technology and products are directed towards identifying individuals at risk of SCD thus providing the physician with additional information on which to base a therapy decision. Typically our target patient populations include those individuals with underlying cardiac disease. In the U.S., those populations include more than 7 million patients who have suffered a myocardial infarction (heart attack), 5 million patients suffering from congestive heart failure (poor pumping function), and more than one million other patients suffering from conditions including syncope (fainting and dizziness) and non-ischemic dilated cardiomyopathy (damaged and enlarged heart). Therefore, we believe that the aggregate at-risk patient population in the U.S. that could benefit from our MTWA Test exceeds 10-12 million. MADIT II and Sudden Cardiac Death-Heart Failure Trial (SCD-HeFT) type patients are a relatively small, but highly visible and important subsets of this at-risk patient population.

The main target customer for our Heartwave II System and Micro-V Alternans Sensors is the clinical cardiologist. Clinical cardiologists see the vast majority of patients with existing cardiac conditions. They also prescribe and administer most diagnostic tests either in their office or as an outpatient procedure at the hospital. Our MTWA Test is a non-invasive tool that can be used to identify which of their patients are at the highest risk of sudden cardiac death and, therefore, should be considered for more extensive testing and therapy. Conversely, it identifies patients at low risk who may be treated more conservatively, typically through drug therapy. The electrophysiologist is a cardiologist specializing in the electrical rhythm of the heart and, as such, their knowledge and opinion on the value of the MTWA Test is often solicited by the clinical cardiologist, the primary user of our test.

During 2008, we had 11 direct sales representatives who sell our products in the United States and 2 area vice presidents of sales. In addition, we had 15 clinical application specialists to install systems, train customers and enhance sensor utilization. See Note 17 for further details regarding our headcount.

In March 2007, we entered into a Co-Marketing Agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our Heartwave II System and other MTWA products to cardiologists and electrophysiologists in North America. In June 2007, the Co-Marketing Agreement was amended, effective March 21, 2007, to enable St. Jude Medical to also market our Heartwave II System and other MTWA products to North American primary care and internal medicine physicians and to enable Cambridge Heart’s sales team to support St. Jude Medical’s field sales force in all physician markets in North America.

In July 2008, we entered into a Restated Co-Marketing Agreement with St. Jude Medical, which effective May 5, 2008, replaced the previous Co-Marketing Agreement. The amendment granted St. Jude Medical the non-exclusive right to market and sell our Heartwave II System and other MTWA products to physicians in North America. Pursuant to the Restated Agreement, we retained full sales responsibility and could approach and deal directly with any account. We agreed to collaborate in the development and implementation of co-marketing programs with respect to marketing our products that may involve co-branding marketing materials, co-sponsoring of educational events and joint presence at industry conventions and trade shows. The Restated Agreement ended on November 5, 2008. The Company continues to work with St. Jude Medical on educational symposia, marketing initiatives and other events, as well as supporting existing customers and identifying new opportunities.

In 2008, approximately 16% of our total revenue came from sales of our products outside the U.S. which are sold through a network of country specific distributors in Europe, Asia and the Middle East.

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

Research and Development

A substantial portion of our research and development investment is focused on our continuing efforts to develop functionality enhancements to our MTWA products, and on supporting clinical research work. During 2008, we focused our development efforts on our Heartwave II System, developing additional features intended to make our MTWA Test easier to perform and more beneficial for our customers.

As of December 31, 2008, we had two full-time employees engaged in clinical, research and development activities along with several independent research and engineering consultants whose services are utilized as necessary. See Note 17 for further details regarding our headcount.

Patents, Trade Secrets and Proprietary Rights

Some of the initial methods that we used in the measurement of MTWA were covered by a U.S. patent issued to The Massachusetts Institute of Technology (MIT). This patent was acquired through an exclusive license agreement with MIT that expired in the U.S. in 2006. We have been issued an additional 17 U.S. patents that include claims covering substantial changes and modifications to the initial methods covered by the original MIT patent. The Analytic Spectral Method, our core IP, is the subject of domestic and international patents issued in 2004. The expiration dates of remaining patents range from 2013 to 2021.

We continue to maintain our license agreement with MIT outside the U.S., since the patent rights have not expired outside the U.S.. This license agreement imposes various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on us. Our failure to comply with these requirements could result in a conversion of the licenses from exclusive to non-exclusive in nature or, in some cases, termination of the license. We believe that we are in compliance with all of these obligations.

In June 2008, we entered into a license agreement with the MIT pursuant to which we acquired an exclusive license to United States Patent 7,336,995 “Method and Apparatus for Tachycardia Detection and Treatment.” This broad patent covers the use of implantable devices such as pacemakers and defibrillators to measure T-Wave Alternans from intra-cardiac signals and to initiate subsequent therapy in order to prevent the development of arrhythmias which may lead to sudden cardiac death. Implantable defibrillators currently treat such arrhythmias only after they have been initiated, typically with a high-energy shock. A strategy to predict such rhythms before they occur could allow for preventive strategies, potentially avoiding imminent symptomatic episodes with the delivery of painless therapies.

We believe that our intellectual property and the expertise developed by us constitutes an important competitive barrier. We continue to evaluate the markets and products that are most appropriate to exploit this expertise. In addition, we maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by us is appropriately protected and, where necessary, to assure that there is no infringement of our proprietary technology by competitive technologies.

Competition

We have competition from other risk stratification testing modalities such as electrocardiogram stress tests, invasive electrophysiology testing, Holter monitors, ultrasound tests and the potential for implanting ICDs in broad patient populations without the need for risk stratifying tests such as our MTWA Test.

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

In February 2008, the Centers for Medicare and Medicaid Services (CMS) released a Proposed Decision Memo stating that there is insufficient evidence to conclude that the MMA method of determining MTWA is reasonable and necessary for the evaluation of Medicare beneficiaries at risk for sudden cardiac death (SCD) under section 1862(a)(1)(A) of the Social Security Act, and, therefore, CMS proposed to continue national noncoverage for the MMA method of determining MTWA. After careful examination CMS found that the evidence base supporting the MMA method of measuring MTWA is limited, and though suggestive of benefit, is not yet convincing.

CMS requested public comments on the proposed determination pursuant to Section 1862(1) of the Social Security Act. In particular, CMS was interested in comments that include new evidence that they had not reviewed in past considerations of the NCD. CMS requested public comment on the reported findings of the MASTER I trial, specifically with regard to whether CMS should continue to cover MTWA in general, regardless of the method used. In May 2008, CMS issued a Final Decision Memorandum reaffirming coverage of MTWA using the spectral analysis method and found insufficient evidence for coverage of MTWA using any other method. Following the full publication of the MASTER I trial results in November 2008, the Company submitted an analysis of the results along with other recent publications supporting the use of MTWA in identifying patients at risk of SCD.

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

Employees

As of December 31, 2008, we had 39 full-time and 5 part-time employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced work stoppages. We believe that our relations with our employees is good. See Note 17 for further details regarding our headcount.

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

Risks Related to our Operations

We depend on our MTWA technology for a majority of our revenue, and if it does not achieve broad market acceptance, our ability to execute our business plan and achieve meaningful revenue will be limited.

We believe that our ability to succeed in the future will depend, in large part, upon the successful commercialization and market acceptance of our MTWA technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. The failure of our MTWA technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products due to competitive pressures or a decline in the availability of reimbursement, would reduce our revenues and further limit our ability to succeed. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we or a strategic partner, if any, will be able to successfully commercialize or achieve market acceptance of our MTWA technology or that our competitors will not develop competing technologies that are perceived to be superior to our technology.

The recent economic and financial market downturn has and may continue to have an adverse impact on our business.

The deterioration of the economic conditions has had an adverse impact on our existing and target customers. These conditions in turn pose significant influence on customers’ buying decisions. Secondly, given that a significant part of our revenue comes from sales of capital equipment to small to medium sized cardiology practices, the tightening of credit has and may continue to negatively affect our sales. If the economy continues to decline and credit becomes increasingly difficult to obtain, customers may continue to delay or refrain from purchasing our equipment.

If economic conditions or slow market adoption of our MTWA technology cause us to reduce the selling price of our products, our gross margin and operating results will likely worsen.

The average selling prices of our products are subject to market conditions. Market conditions that may impact our selling prices include:

•	changes in reimbursement policies of government and third-party payers;

•	physician practices and hospital budgetary constraints;

•	the introduction of competing products;

•	tightening of credit for customers seeking financing for their purchase of our equipment; and

•	delays in purchasing decisions.

If such external factors cause us to offer our products at lower prices and we are unable to mitigate the lower selling prices with lower cost of goods, our gross margins and operating results will likely decline.

We have never been able to fund our operations from cash generated by sales of our products, and therefore in the future we may have to meet our working capital requirements through the sale of debt or equity securities to be able to continue as a going concern.

We have incurred substantial operating losses through December 31, 2008 and may never generate substantial revenue or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. If we cannot increase revenue significantly, we may have to obtain additional capital through equity or debt financings in order to continue as a going concern. This may have a material adverse effect on our operations and the market price of our common stock. In the current economic environment, financing for technology and medical device companies has become increasingly difficult to obtain. Any additional financing may not be available in the amount we need or on terms favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Cambridge Heart by our stockholders would be reduced and the securities issued could have rights, preferences and privileges more favorable than those of our current stockholders. We believe that our existing resources, and currently projected financials results that include a cost cutting initiative, are sufficient to fund our operations for the next 12 months. Therefore, we will evaluate the need to, and likely may, raise additional capital through public or private financing, collaborative relationships or other arrangements. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders.

A critical component of our strategy is to broaden our distribution channels through strategic alliances. If we are unable to establish distribution partnerships or if the timing is slower than expected, our business plan will be adversely impacted.

Our strategy is to broaden our distribution channels by establishing alliances with medical device partners and distributors with synergistic attributes. The widespread adoption of our technology may be dependent on establishing and maintaining these strategic relationships. Successfully establishing and managing such relationships may be difficult given the current environment. Furthermore, the financial terms of the relationships will have a direct impact on our operating results. Moreover, when, or if, such partnerships are established, we may have to contend with competing interests of our potential partners and/or distributors. There can be no assurance that such relationships are attainable at all or in terms favorable to us.

We may need additional financing for our future capital needs and may not be able to raise additional funds on terms acceptable to us, if at all.

We believe that the financial resources available to us, and currently projected financial results that include a cost cutting initiative, will be sufficient to finance our planned operations for the next 12 months. If we are unable to achieve positive cash flow, we will need to raise additional funds. We may also need additional financing sooner if:

•	we decide to substantially expand our research and development efforts;

•	we decide to expand our marketing and sales capabilities;

•	we decide to undertake new sales and/or marketing initiatives;

•	we are required to defend or enforce our intellectual property rights;

•	sales of our products do not meet our expectations in the United States or internationally;

•	we need to respond to competitive pressures; or

•	we decide to acquire complementary products, businesses or technologies.

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

Competition from competitors’ medical devices that diagnose cardiac disease is intense and likely to increase. Our success will depend on our ability to develop product enhancements and applications for technologies, as well as our ability to establish and maintain a market for our products. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, as well as with manufacturers of other invasive and non-invasive tests, including EP testing, electrocardiograms, Holter monitors, ultrasound tests and systems of measuring cardiac late potentials. GE Medical Systems has introduced an analysis system to measure t-wave alternans. GE Medical Systems has received concurrence from the FDA of its 510(k) allowing it to distribute the product in the United States. We believe if GE can secure the reimbursement for its MTWA methodology with Medicare it will pose a significant risk to the success of our business. See further detail under Competition in Item 1.

In addition, many of our current as well as prospective competitors have substantially greater capital resources, name recognition, research and development regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by us. Some of our competitors also enjoy long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

Our quarterly revenue, operating results and profitability will vary from quarter to quarter, which may result in volatility in our stock price.

Our quarterly revenue and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations may be due to several factors relating to the sale of our products, including:

•	the timing of our sales transactions of our MTWA products;

•	unpredictable sales cycles;

•	the timing of introduction and market acceptance of products or product enhancements by us or our competitors;

•	changes in our operating expenses;

•	product quality problems; and

•	personnel changes and fluctuations in economic and financial market conditions.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful. There can be no assurance that future revenue and results of operations will not vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of investors, analysts or our announced guidance, if any. In any such case, the price of our common stock could materially be affected adversely.

The results of future clinical studies may not support the usefulness of our technology.

We participate in clinical studies relating to our MTWA technology in order to more firmly establish the predictive value of such technologies. Any clinical study or trial which fail to demonstrate that the measurement of MTWA is at least comparable in accuracy to alternative diagnostic tests, or which otherwise call into question the cost-effectiveness, efficacy or safety of our technology, would have a material adverse effect on our business, financial condition and results of operations.

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

We market our products internationally through independent distributors. These distributors also distribute competing products under certain circumstances. The loss of a significant international distributor could have a material adverse effect on our business if a new distributor, sales representative or other suitable sales organization cannot be found on a timely basis in the relevant geographic market. Because we rely on distributors for international sales, any revenues we receive in those territories will depend upon the efforts of our distributors. Furthermore, we cannot be sure that a distributor will market our products successfully or that the terms of any future distribution arrangements will be acceptable to us. In 2008, 16% of our revenue came from the sale of product to international distributors.

Risks Related to the Market for Cardiac Diagnostic Equipment

If we are not able to both obtain and maintain adequate levels of third-party reimbursement for our products, it would have a material adverse affect on our business.

Our revenue is primarily derived from sales of our Heartwave II Systems and Micro-V Alternans Sensors. Our ability to successfully commercialize these products depends on our first obtaining, and then maintaining, adequate levels of third-party reimbursement for use of these products by our customers. The amount of reimbursement in the U.S. that is available for clinical use of the MTWA Test varies. In the U.S., the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health insurance plans. Third-party payers will seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, investigations unnecessary or inappropriate. In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. The change in methodology includes a five year phase in of adjustments to the physician fee schedule which will be fully implemented in 2010. We believe this ruling, if not modified, will result in annual reductions in all categories of reimbursement levels, including diagnostic testing, through the year 2010. Effective January 1, 2009, the Medicare payment for a MTWA test was reduced from $252 in 2008 to $214 in 2009. Any reduction in reimbursement for our MTWA Test may affect the demand for, price of, or utilization of our Heartwave II System and Micro-V Alternans Sensors, which may in turn have an adverse effect on our business.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. Although we maintain product liability insurance in the U.S. and in other countries in which we conduct business, including clinical trials and product marketing and sales, such coverage may not be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products, cause a significant financial burden on Cambridge Heart, or both, which in either case could have a material adverse effect on our business and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our facilities consist of 17,639 usable square feet of office, research and manufacturing space located at 100 Ames Pond Road, Tewksbury, Massachusetts. This facility is under a five year lease expiring on April 30, 2013 with the option to extend for one additional period of 5 years.

Item 3.	Legal Proceedings

We are not party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

Item 4A.	Executive Officers of the Registrant

Ali Haghighi-Mood, Ph.D. Mr. Haghighi-Mood, 49, has been our President and Chief Executive Officer since December 2007. From December 2006 until December 2007, Dr. Haghighi-Mood served as our Executive Vice President, Chief Operating Officer and Chief Technology Officer. He was the Vice President of Research and Development from July 2003 until December 2006. From January 2002 to July 2003, he served as our Director of Research and has worked in our research and development department since January 1997. Dr. Haghighi-Mood is the holder of several patents covering our Microvolt T-Wave Alternans technology including our proprietary Analytic Spectral Method for the measurement of T-Wave Alternans. Dr. Haghighi-Mood holds a B.S. and an M.S. in Electrical Engineering from the University of Tehran and a Ph.D. in Biomedical Engineering from the University of Sussex in the U.K.

Vincenzo LiCausi. Mr. LiCausi, age 35, has been our Chief Financial Officer and Vice President of Finance and Administration since July 2007. From October 2006 to July 2007, Mr. LiCausi was our Controller. Prior to joining Cambridge Heart, from 2004 to 2006, Mr. LiCausi was employed by Bard Electrophysiology, a division of C.R. Bard, serving in various positions including General Accounting Manager. From 2001 to 2004, Mr. LiCausi was Senior Financial Analyst of Planning & Analysis with Tropicana Products, a division of PepsiCo. From 1997 to 2001, Mr. LiCausi was a Senior Auditor for Deloitte & Touche. Mr. LiCausi is a CPA and has a B.S. in Accountancy from Bentley College in Waltham, MA.

Roderick de Greef. Mr. de Greef, age 48, has served as our Chairman of the Board since November 2008. During the same period, Mr. de Greef has been employed by the Company to work with the Company’s Chief

Executive Officer and the Board of Directors to formulate the strategic plan of the Company and to oversee the execution of corporate strategy. Mr. de Greef previously served as the Company’s Chief Financial Officer from October 2005 to July 2007 and as the Company’s Vice President of Finance and Administration from June 2006 to July 2007. From February 2001 to September 2005, Mr. de Greef was Executive Vice President and Chief Financial Officer of Cardiac Science, Inc., which merged with Quinton Cardiology, Inc. From 1995 to 2001, Mr. de Greef provided independent corporate advisory services to a number of early-stage companies. From 1986 to 1995, Mr. de Greef served as Chief Financial Officer of several publicly held, development stage medical technology companies. Mr. de Greef is also a member of the board of directors of several public companies, including Endologix, Inc., and Bio Life Solutions Inc., both of which are in the life sciences field. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and earned his M.B.A. from the University of Oregon.

Officers of the Company are elected by and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers or directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “CAMH.OB”. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on the OTC Bulletin Board during the two most recent fiscal years.

	2007		2008
Period	High	Low	High	Low
First Quarter	$3.38	$2.04	$1.45	$0.75
Second Quarter	$4.60	$2.92	$0.95	$0.40
Third Quarter	$4.53	$3.03	$0.52	$0.12
Fourth Quarter	$3.60	$0.82	$0.38	$0.06

The depositary for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. On March 9, 2009, we had approximately 167 holders of common stock of record. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

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

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing organization or partners to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of third-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology, overall economic and market conditions. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors”.

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

On March 21, 2007, we entered into a Co-Marketing Agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell the Company’s Heartwave II System and other Microvolt T-Wave Alternans products to cardiologists and electrophysiologists in North America. The initial term of the Co-Marketing Agreement was set to expire on April 30, 2010. On June 18, 2007, the Co-Marketing Agreement was amended, effective March 21, 2007, to enable St. Jude Medical to also market the products to North American primary care and internal medicine physicians and to enable our sales team to support St. Jude Medical’s field sales force in all physician markets in North America.

During the first portion of 2008, we continued to allocate substantial resources toward supporting the St. Jude Medical Co-Marketing Agreement. However, continued sales related challenges, that led to sales under the arrangement not meeting the Company’s expectations, and heightened economic pressure led us to make changes in our go-to-market approach. In May 2008, we launched the Technology Placement Program (“TPP”) which allows customers to acquire our MTWA technology for a quarterly fee. In May 2008, the Company reached agreement with St. Jude Medical to amend the Co-Marketing Agreement to a non-exclusive arrangement, which enabled the Company to assume complete sales responsibility. Effective as of May 5, 2008, the Restated Co-Marketing Agreement granted St. Jude Medical the non-exclusive right to market and sell our Heartwave System and other Microvolt T-Wave Alternans products to physicians in North America. Pursuant to the Restated Co-Marketing Agreement, we retained full sales responsibility and could approach and deal directly with any account. We agreed to collaborate in the development and implementation of co-marketing programs with respect to marketing the products that may involve co-branding marketing materials, co-sponsoring of educational events and joint presence at industry conventions and trade shows. The Restated Co-Marketing Agreement expired on November 5, 2008. We continue to work with St. Jude Medical on educational symposia, marketing initiatives and other events, as well as supporting existing customers and identifying new opportunities.

Subsequent to amending the Co-Marketing Agreement with St. Jude Medical in May 2008, we worked to reinforce our own sales organization and rebuild our sales pipeline.

In addition to the economic challenges, the sales process for our products continued to be hindered by the results of the MASTER I clinical trial presented in November 2007. However, in May 2008, a meta-analysis, conducted by a group led by Stefan Hohnloser, MD, FHRS, of the JW Goethe University Division of Cardiology in Frankfurt, Germany, assessed 13 MTWA clinical studies involving approximately 6,000 cardiac patients. This analysis, along with 4 other articles supporting the use of MTWA testing, was then published in a supplement to the March 2009 issue of the Heart Rhythm journal. One of the key conclusions from this work was that in clinical trials, appropriate ICD shocks are an unreliable surrogate endpoint for SCA and can skew results of risk stratification studies.

During the year, we obtained additional private reimbursement coverage from Premera Blue Cross and Blue Cross Blue Shield of Arizona. In February 2009, Harvard Pilgrim Health Care also initiated reimbursement for the MTWA test. Additionally, in 2008, we worked on educating our customers on reimbursement issues.

In February 2008, in response to a filing by GE Medical of a formal request for reconsideration of the National Coverage Determination (NCD) for Microvolt T-Wave Alternans to include GE’s Modified Moving Average (MMA) methodology, the Centers for Medicare and Medicaid Services (CMS) released a Proposed Decision Memo stating that CMS proposes that there is insufficient evidence to conclude that the MMA method of determining MTWA is reasonable and necessary for the evaluation of Medicare beneficiaries at risk for sudden cardiac death (SCD) under Section 1862(a)(1)(A) of the Social Security Act, and, therefore, CMS proposed to continue national non-coverage for the MMA method of determining MTWA. After careful examination, CMS found that the evidence base supporting the MMA method of measuring MTWA is limited, and though suggestive of benefit, is not yet convincing. CMS requested public comments on the proposed determination pursuant to Section 1862(1) of the Social Security Act. In particular, CMS was interested in comments that include new evidence that they had not reviewed in past considerations of the NCD. CMS requested public comment on the reported findings of the MASTER I trial, specifically with regard to whether CMS should continue to cover MTWA in general, regardless of the method used. In May 2008, CMS issued a Final Decision Memorandum reaffirming coverage of MTWA using the spectral analysis method and found insufficient evidence for coverage of MTWA using any other method.

In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. This ruling, if not changed, will result in reductions in all categories of reimbursement levels through 2010. Effective January 1, 2008, the Centers for Medicare and Medicaid Services (“CMS”), reduced the Medicare payment amount for the CPT code for a MTWA Test from $252 in 2008 to $214 in 2009. See further discussion regarding reimbursement in Item 1A. Risk Factors.

In June 2008, we entered into a license agreement with the Massachusetts Institute of Technology pursuant to which we acquired an exclusive license to United States Patent 7,336,995 “Method and Apparatus for Tachycardia Detection and Treatment.” This broad patent covers the use of implantable devices such as pacemakers and defibrillators to measure T-Wave Alternans from intra-cardiac signals and to initiate subsequent therapy in order to prevent the development of arrhythmias which may lead to sudden cardiac death. Implantable defibrillators currently treat such arrhythmias only after they have been initiated, typically with a high-energy shock. A strategy to predict such rhythms before they occur could allow for preventive strategies, potentially avoiding imminent symptomatic episodes with the delivery of painless therapies.

In 2009, we intend to broaden our distribution channels through strategic alliances with medical device companies that offer synergistic opportunities and offer large established distribution networks. This will enable us to focus our resources on enhancing utilization of our MTWA Test and increasing awareness of our technology in the medical community through marketing initiatives and education programs.

Also, we will continue to seek additional third party payer reimbursement from other third party insurers that currently do not cover MTWA Testing.

At December 31, 2008, we had 39 full time and 5 part time employees, of which 24 full time and 1 part time employee were engaged in sales, marketing and clinical support activities, 5 full time and 1 part time employee involved in manufacturing and operations, 2 full time employees engaged in research and development, and 8 full time and 3 part time employees dedicated to administrative support. See Note 17 for further details regarding our headcount.

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

Revenue Recognition

Revenue from the sale of product to all of our customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of our obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. We regularly sell maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recognized over the term of the underlying agreement. Additionally, revenue associated with the service of new systems sold is recognized in the period in which the service is provided. Payments of $362,938 at December 31, 2008 ($290,979 at December 31, 2007) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. In May 2008, we launched the Technology Placement Program (“TPP”) which allows customers to acquire our MTWA technology for a quarterly fee. Revenue recognition in connection with transactions under TPP is recognized over the term of the arrangements (generally three months).

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

As of December 31, 2008, our allowance for doubtful accounts was $283,576. We believe we have an adequate allowance; however, additional write-offs could occur if future results significantly differ from our expectations.

Inventory Valuation

We regularly assess the value of our inventory for estimated obsolescence or unmarketable inventory. If necessary, we write-down our inventory value to the estimated fair market value based upon assumptions about future demand and market conditions. In December 2008, we recorded a charge of $920,787 for excess inventory that was built up in order to satisfy our contractual obligations to St. Jude Medical. The provision is due to the uncertainty of realizing the value of the excess inventory. We do not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect our operating results for the fiscal period in which such write-downs are affected.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“FAS 123R”). FAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This stock-based compensation expense must be included in the statement of operations over the requisite service period. We used the Black Scholes and Monte Carlo Simulation option pricing model to compute the fair value of our stock options. The use of these models require us to make assumptions regarding the expected term of the options, forfeiture rate and volatility of the underlying stock. The provisions of FAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date. We incurred $3,731,127 in non-cash stock-based compensation expense for the year ended December 31, 2007, or $.06 per share. The Company incurred $2,540,810 in non-cash stock-based compensation expense for year ended December 31, 2008, or $0.04 per share.

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

	2007	% of Total	2008	% of Total	% Inc./(Dec.) 2008 vs 2007
Alternans Products:
U.S.	$8,549,295	85%	$2,847,509	67%	-67%
Rest of World	360,890	4%	287,865	7%	-20%

Total	8,910,185	88%	3,135,374	74%	-65%

Stress Products:
U.S.	895,523	9%	721,319	17%	-19%
Rest of World	300,700	3%	382,050	9%	27%

Total	1,196,223	12%	1,103,369	26%	-8%

Total Revenues	$10,106,408	100%	$4,238,743	100%	-58%

2008 Compared to 2007

REVENUE

Total revenue for 2008 and 2007 was $4,238,743 and $10,106,408, respectively, a decrease of 58%. Revenue from the sale of our MTWA product line, which we call our Alternans Products, was $3,135,374 during 2008 compared to $8,910,185 during 2007, a decrease of 65%. Alternans Products accounted for 74% and 88% of total revenue for 2008 and 2007, respectively. System placements in 2008 were 70 compared to 214 in 2007. In 2008 we sold fewer Heartwave II Systems compared to 2007, due to a number of factors including the release of the MASTER I trial results, and challenges associated with the Company’s co-marketing agreement with St. Jude Medical. Moreover, weak economic conditions had a significant adverse impact on medical capital equipment sales in 2008 as a whole.

GROSS PROFIT

Gross Profit was 25% of total revenue in 2008 compared to 65% of total revenue in 2007. This decrease in gross margin is primarily due to a provision of $920,787 for excess inventory built up in order to satisfy our contractual obligations to St. Jude Medical intended to fulfill expected sales under the arrangement. The provision is based on the uncertainty of realizing the value of the excess inventory. We do not believe that the inventory is exposed to obsolescence risk. Excluding the provision for excess inventory, the proforma gross margin percent was 47%. On a comparable basis, the decrease in gross margin percent compared to the same period in 2007 is attributable to the lower sales volume relative to our fixed costs in manufacturing.

OPERATING EXPENSES

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Annual Report on Form 10-K. Our operating expenses for any period are not necessarily indicative of future trends.

	2007	% of Total Revenue	2008	% of Total Revenue	% Inc/(Dec) 2008 vs 2007
Operating Expenses:
Research and development	$515,182	5%	$542,102	13%	5%
Selling, general and administrative	15,902,866	157%	10,861,678	256%	-32%

Total	$16,418,048	162%	$11,403,780	269%	-31%

RESEARCH AND DEVELOPMENT

Research and development expenses were $542,102 in 2008 compared to $515,182 in 2007, an increase of 5%. The increase is primarily attributable to costs related to adding features to our Heartwave II System. In 2009, we intend to continue to make product improvements and work to identify new applications for our technology.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $10,861,678 in 2008 compared to $15,902,866 in 2007, a decrease of 32%. Selling and marketing costs, which accounted for 48% of total SG&A in 2008, decreased 41% from 2007. The decrease in selling expense from 2007 was primarily driven by lower variable selling expenses as a result of lower sales of commissionable products in the U.S. Administrative costs accounted for 52% of total SG&A compared to 45% in 2007. SG&A costs for 2008 included $2,418,122 in non-cash stock-based compensation expense, compared to $3,655,026 in 2007. In 2007 SG&A costs included $1,287,841 of non-cash stock-based compensation expense related to the contractual relationship with the Company’s Vice President–Business Development that expired on March 31, 2007. We anticipate that SG&A expenses will decrease in 2009 due to our cost cutting initiatives. See Note 17 for further details regarding headcount.

INTEREST INCOME/INTEREST EXPENSE

Interest income was $356,941 in 2008 compared to $698,807 in 2007, a decrease of 49%. The decrease is primarily the result of lower amounts of invested cash and declining short-term interest rates. Interest expense was $43,144 in 2008 compared to $13,417 in fiscal year 2007, an increase of 222%, due to costs associated with our line of credit from Citigroup, which was paid off completely in the fourth quarter of 2008.

NET LOSS

Net loss attributable to common stockholders was $10,030,089 in 2008 as compared to a net loss of $9,209,955 in 2007.

Liquidity and Capital Resources

Cash, cash equivalents were $6,207,074 and marketable securities were $0 at December 31, 2008, compared to $866,510 and $11,200,000, respectively, at December 31, 2007. At December 31, 2008, investments consist of money market funds, and at December 31, 2007, investments consisted of money market funds and marketable securities. The money market funds are readily convertible into known amounts of cash, and, therefore, are classified as cash equivalents. The marketable securities at December 31, 2007, consisted of municipal bonds with long-term nominal maturities that are triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. The interest rates on the municipal bonds reset through an auction process every 28 – 30 days and referred to as auction rate securities (ARSs). Our intent was not to hold the securities to maturity, but rather to use the interest rate reset feature to maximize interest yield while maintaining liquidity. In November 2008, Citigroup liquidated all of the Company’s investments in ARSs at par value totaling $9,250,000. Citigroup’s agreement to liquidate the Company’s ARSs was the result of a larger settlement between Citigroup, the United States Securities and Exchange Commission and the Attorney General of New York announced on August 7, 2008.

Prior to February 2008, we generally had the opportunity to sell the ARSs during such periodic auctions subject to the availability of buyers, thereby providing high liquidity and maximized interest yields. Starting in February 2008, credit and liquidity issues in the financial markets led to failed auctions with respect to these ARSs. In most cases where auctions failed, the investments earned higher interest rates to compensate for the lack of liquidity as per the investment offering statements. At that time, based on discussions with the Company’s investment advisor, review of market research reports and pending legislative initiatives, we believed that the credit and illiquidity conditions presented temporary liquidity risk as of March 31, 2008. Further, at that time, we believed that the investments were not exposed to risk of default of the underlying securities nor exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other similar risks. Subsequently, given the on-going market dynamics and liquidity uncertainties, we reclassified the investments in ARSs from current to long-term assets as of June 30, 2008. Furthermore, based on the results of our fair market valuations, we recorded a charge to comprehensive income (loss). See Note 2 for further details. As a result of this liquidity issue, in June 2008 we entered into a revolving credit facility with Citigroup Global Markets, Inc. for borrowings of up to 50% of the failing ARSs par value of $9,250,000. The credit facility was secured by 50% of par value of our long-term investments and contains no financial covenants. Any borrowings under the revolving credit facility accrued interest at a variable rate based on short-term market interest rates plus 1.75%. At September 30, 2008, $4,086,143 was outstanding under the revolving credit facility bearing an annual interest rate of 3.175%.

Subsequent to the sale of the Company’s investments in ARS’s in November 2008, the Company reversed the temporary unrealized loss and repaid the total amount outstanding under the Company’s revolving line of credit with Citigroup, resulting in net proceeds of $5,175,000.

The overall decrease in the Company’s cash, cash equivalents is primarily attributable to cash used by operations. Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $9,895,345 and $10,343,886 for the years ended December 31, 2007 and 2008, respectively. In 2008, the net loss we incurred included non-cash stock-based compensation expense of $2,540,810. The main changes in operating assets and liabilities in 2008 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $1,181,013, or 61%, as a result of cash collection efforts and lower sales volume, and a decrease in inventory, net of reserve, of $949,814, or 39%, primarily attributable to a provision of $920,787 for excess inventory built up in order to satisfy our contractual obligations to St. Jude Medical. The provision is based on the uncertainty of realizing the value of the excess inventory. We do not believe that the inventory is exposed to obsolescence risk. Prepaid expenses and other current assets at December 31, 2008 increased $52,354 compared to December 31, 2007. Fixed assets at December 31, 2008 increased $225,863 compared to December 31, 2007, primarily due to capitalized costs associated with our new facility and Heartwave II Systems sold through our Technology Placement Program where we retain title to the equipment. Accounts Payable and Accrued Expenses at December 31, 2008 decreased $232,673 compared to December 31, 2007 as our inventory purchases subsided. As a result of the aforementioned, we have incurred negative cash flow from operations of $8,167,705 and $5,684,806, for the years ended December 31, 2007 and 2008, respectively. In addition, we have an accumulated deficit at December 31, 2008 of $88,644,093.

Looking ahead, in order to position the Company to operate more efficiently in light of continued challenging economic conditions and to focus resources to take advantage of strategic opportunities, in March 2009, we implemented an expense reduction initiative. The initiative, in conjunction with previous measures, includes a 33% reduction in headcount from 46 full-time equivalents employees in the fourth quarter of 2008, and is expected to result in cash savings of approximately $500,000 per quarter. The reduction in headcount, which impacts all of our operational areas, includes a restructuring of the direct sales organization to improve cost effectiveness. See Note 17 for further details regarding our headcount.

We have evaluated the Company’s cash flow for the next 12 months assuming average sales productivity per sales representative consistent with the prior quarters and operating expenditures reflecting our cost cutting initiative. Further, given the build up of inventory as a result of our contractual obligations to St. Jude Medical, we do not anticipate having to make significant inventory purchases related to our Heartwave II System in 2009. We believe that our existing resources, and currently projected financial results including the cost cutting initiative, are to fund our operations for the next twelve months. Therefore, we will evaluate the need to, and likely may, attempt to raise additional capital through public or private financing, collaborative relationships or other arrangements. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2008 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$38,256	$11,135	$27,121	$—	$—
Operating Lease Obligations	$1,619,901	$332,684	$1,154,409	$132,808	$—
Purchase Obligations	$50,000	$10,000	$20,000	$20,000	$—

Total	$1,708,157	$353,819	$1,201,530	$152,808	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our new executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced in February 2008 following the completion of the construction of the interior of the space that we occupy. We were not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term is $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and reduces by $100,000 at the end of each of the second, third and fourth lease years. The landlord for the property is responsible for paying for the costs of construction for the interior of the space to be occupied by us. We are generally responsible for paying our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

In addition, under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to December 31, 2008. In addition, monthly royalty under the Company’s consulting and technology agreement is $10,410.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations, unless we consummate an acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applied to nonfinancial assets and liabilities as noted in FSP No. 157-2 (See Note 3). FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP No. 157-2. We will adopt the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities, and do not expect a significant impact on our consolidated results of operations or financial position as a result.

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

In June 2008 the FASB Emerging Task Force issued EITF Abstract Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-05"). The issue clarifies the determination of equity instruments which may qualify for an exemption from SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Generally, equity instruments which qualify under the guidelines of EITF 07-05 may be accounted for in equity accounts; those which do not qualify are subject to derivative accounting. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2008. We currently are evaluating the effect of EITF 07-05 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations. None of these market-risk sensitive instruments are held for trading purposes. During 2008, we invested our cash primarily in money market funds and marketable securities. Although we have implemented policies regarding the amount and credit ratings of investments, the valuation and liquidity of these investments are exposed to some level of risk due to market conditions

In 2007 and 2008 investments consisted of money market funds and marketable securities. The money market funds are readily convertible into known amounts of cash, and, therefore, are classified as cash equivalents. The marketable securities consisted of municipal bonds with long-term nominal maturities that are triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. The interest rates on these municipal bonds reset through an auction process every 28 – 30 days and referred to as auction rate securities (ARSs). We generally had the opportunity to sell these investments during such periodic auctions subject of the availability of buyers.

Starting in February 2008, credit and liquidity issues in the financial markets led to auction failures in the ARS market. As an interim liquidity solution, we entered into a revolving credit facility with Citigroup Global Markets, Inc. in June 2008. In August 2008, Citigroup reached a settlement with the United States Securities and Exchange Commission and the Attorney General of New York calling for Citigroup to liquidate these securities at par value by November 5, 2008. In November 2008, all of our ARSs were liquidated at par value. After repaying the total amount outstanding under the revolving line of credit with Citigroup, the net proceeds from the sale of the ARSs amounted to $5,175,000. Further details regarding ARSs can be found in Notes 2 and 3 to the financial statements contained in this Annual Report on Form 10-K. The net proceeds from the sale of the ARSs were deposited in a money market fund with a major financial institution.

At December 31, 2008, our investments consisted of only money market funds. In the first quarter of 2009, those funds were transferred to a government backed money market fund. Given the relative security and liquidity associated with this money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Item 8.	Financial Statements and Supplementary Data

CAMBRIDGE HEART, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cambridge Heart, Inc.:

We have audited the accompanying balance sheets of Cambridge Heart, Inc. as of December 31, 2007 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Heart, Inc. as of December 31, 2007 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale, Caturano & Company, P.C.

VITALE, CATURANO & COMPANY, P.C.

Boston, Massachusetts

March 31, 2009

CAMBRIDGE HEART, INC.

BALANCE SHEET

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$866,510	$6,207,074
Marketable securities	11,200,000	—
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $250,216 and $283,576 at December 31, 2007 and 2008, respectively	1,947,892	766,879
Inventory	2,405,144	1,455,330
Prepaid expenses and other current assets	70,726	123,080

Total current assets	$16,590,272	$8,652,363
Fixed assets, net	132,571	358,434
Restricted cash, net current portion	400,000	400,000
Other assets	67,766	47,845

Total Assets	$17,190,609	$9,458,642

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$558,339	$475,556
Accrued expenses	1,425,034	1,275,144
Current portion of capital lease obligation	11,151	11,135

Total current liabilities	1,994,524	1,761,835
Capital lease obligation, net of current portion	38,256	27,121

Total liabilities	2,032,780	1,788,956

Commitments and contingencies (Note 14)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2007 and 2008, respectively; 5,000 and 5,154 shares issued and outstanding at December 31, 2007 and 2008, respectively. Liquidation preference and redemption value of $12,500,000 and $12,501,135 as of December 31, 2007 and 2008, respectively	11,677,108	11,678,244

Stockholders’ equity (deficit):
Common Stock, $.001 par value; 150,000,000 shares authorized; 64,718,021 and 65,016,521 shares issued and outstanding at December 31, 2007 and 2008, respectively	64,718	65,017
Additional paid-in capital	82,030,007	84,570,518
Accumulated deficit	(78,614,004)	(88,644,093)

Total stockholders’ equity (deficit)	3,480,721	(4,008,558)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,190,609	$9,458,642

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

	2007	2008
Revenue	$10,106,408	$4,238,743
Cost of goods sold	3,583,705	3,178,849

Gross profit	6,522,703	1,059,894
Costs and expenses:
Research and development	515,182	542,102
Selling, general and administrative	15,902,866	10,861,678

Total costs and expenses	16,418,048	11,403,780

Loss from operations	(9,895,345)	(10,343,886)
Interest income	698,807	356,941
Interest expense	(13,417)	(43,144)

Net loss	$(9,209,955)	$(10,030,089)

Net loss per common share-basic and diluted	$(0.14)	$(0.16)

Weighted average common shares outstanding-basic and diluted	64,420,227	64,543,021

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock, $.001 par
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2006	63,635,505	$63,635	$78,041,824	$(69,404,049)	$8,701,410

Issuance of common stock through the exercise of stock options and warrants	907,516	908	232,273		233,181
Compensation related to non-employee granted restricted stock			176,541		176,541
Issuance of restricted stock	175,000	175	(175)		—
Compensation related to employee stock options granted			1,913,188		1,913,188
Compensation related to non-employee stock options granted			1,666,356		1,666,356
Net Loss				(9,209,955)	(9,209,955)

Balance at December 31, 2007	64,718,021	$64,718	$82,030,007	$(78,614,004)	$3,480,721

Compensation related to employee granted restricted stock			24,537		24,537
Compensation related to non-employee granted restricted stock			241,736		241,736
Issuance of restricted stock	298,500	299	(299)		—
Compensation related to employee stock options granted			2,278,372		2,278,372
Compensation related to non-employee stock options granted			(3,835)		(3,835)
Net Loss				(10,030,089)	(10,030,089)

Balance at December 31, 2008	65,016,521	$65,017	$84,570,518	$(88,644,093)	$(4,008,558)

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

	Year ended December 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(9,209,955)	(10,030,089)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	82,034	90,199
Inventory write-down charges	—	924,825
Stock based compensation expense	3,731,127	2,540,810
Bad debt expense	190,230	33,360
Gain on sale of fixed assets	—	(14,100)
Changes in operating assets and liabilities:
Movement in restricted cash	(500,000)	—
Accounts receivable	(479,249)	1,147,653
Inventory	(1,885,054)	(112,358)
Prepaid expenses and other current assets	60,262	(52,354)
Other assets	—	19,921
Accounts payable and accrued expenses	(157,100)	(232,673)

Net cash used for operating activities	(8,167,705)	(5,684,806)

Cash flows from investing activities:
Purchases of fixed assets	(61,449)	(178,431)
Proceeds from the sale of fixed assets		14,100
Purchases of marketable securities	(11,800,000)	(2,472,000)
Proceeds from the sale of marketable securties	8,100,000	13,672,000

Net cash provided by investing activities	(3,761,449)	11,035,669

Cash flows from financing activities:
Proceeds from exercise of convertible preferred stock warrants	—	852
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs of $822,892 and $0 in 2007 and 2008, respectively	11,677,108	—
Proceeds from revolving line of credit	—	5,672,302
Payments on revolving line of credit	—	(5,672,302)
Proceeds from issuance of common stock	233,181	—
Principal payments on capital lease obligations	(5,367)	(11,151)

Net cash provided by financing activities	11,904,922	(10,299)

Net increase (decrease) in cash and cash equivalents	(24,232)	5,340,564
Cash and cash equivalents, beginning of year	890,742	866,510

Cash and cash equivalents, end of year	$866,510	6,207,074

Supplemental Disclosure of Cash Flow Information

During 2007 and 2008, the Company paid $13,417 and $43,144 respectively, in interest expense.

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

At December 31, 2008, $3,004,544 of the Company’s cash and cash equivalent was in a transaction account that is 100% covered by Federal Deposit Insurance Coverage (FDIC) through December 31, 2009 under the Temporary Liquidity Guarantee Program. At December 31, 2007 and 2008, the Company classified investments in money market funds totaling $113,384 and $3,196,586, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, it’s agencies and U.S. Treasury securities.

In June 2008, the Company entered into a revolving credit facility with Citigroup Global Markets, Inc. for borrowings of up to, and secured by, 50% of the Company’s auction rate securities (“ARS”) owned at the time. The revolving credit facility contained no financial covenants. Any borrowings under the revolving credit facility accrued interest at a variable rate based on short-term market interest rates. At September 30, 2008, $4,086,143 was outstanding under the revolving credit facility bearing an annual interest rate of 3.175%. The Company used the funds to support working capital needs. In November 2008, the total amount outstanding under the credit facility was repaid with proceeds from the liquidation of the Company’s investments in ARS at par value.

In November 2007, the Company entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space. The initial lease term was for 62 months with an option to extend the lease for one extension period of five years. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and reduces by $100,000 at the end of the second, third and fourth lease years. The Company has recorded this letter of credit as Restricted Cash on its Balance Sheet.

The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments

The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities.” In 2007 and 2008, investments consisted of money market funds and marketable securities. The money market funds are readily convertible into known amounts of cash, and, therefore, are classified as cash equivalents. See “Cash and Cash Equivalents” in Note 2 for further details regarding cash equivalents. The marketable securities consisted of municipal bonds with long-term nominal maturities that were triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. The interest rates on these municipal bonds reset through an auction process every 28 – 30 days and referred to as auction rate securities (ARSs). See Note 3 for further details regarding ARSs. Investments which are considered held-to-maturity are stated at amortized cost plus accrued interest, which approximates market value. Investments which are considered available-for-sale are carried at fair market value plus accrued interest. Unrealized gains and losses are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase, are included in interest and investment income.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third party distributors with whom we have a relationship is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” in multiple element arrangements, individual elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Heartwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand alone systems. As necessary, the Company allocates the purchase price to the separate items proportionately based on fair value or amounts charged when sold on a stand-alone basis and, accordingly, defers revenue recognition on unshipped elements until shipment. In addition, the Company regularly sells maintenance agreements with the Heartwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand alone basis and is recorded over the term of the underlying agreement. Payments of $362,938 at December 31, 2008 ($290,979 at December 31, 2007) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. In May 2008, we launched the Technology Placement Program (“TPP”) which allows customers to acquire our MTWA technology for a quarterly fee. Revenue recognition in connection with transactions under TPP is recognized over the term of the arrangements (generally three months).

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during 2007 and 2008 was $0 and $3,764, respectively. The Company provided $33,360 and $17,254, for allowance for doubtful accounts during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007 the allowance for doubtful accounts was $283,576 and $250,216, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R. SFAS 123R establishes the accounting required for share-based compensation, and requires that companies recognize and measure compensation expense for all share-based payments at the grant date based on the fair market value of the award. This stock-

based compensation expense must be included in the statement of operations over the requisite service period. The provisions of SFAS 123R apply to new stock options and stock options outstanding but not yet vested on the effective date.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black Scholes valuation method:

	2007	2008
Dividend Yield	0.0%	0.0%
Expected Volatility	112%	124%
Risk Free Interest Rate	3.02%	1.49%
Expected Option Terms (in years)	5	5

The following assumptions were used to estimate the fair market value of options granted using the Monte Carlo Simulation pricing model in connection with the Business Development Consulting Agreement referenced in Note 15:

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

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in 2007 and 2008, the impact of options to purchase 7,153,784 and 6,889,868 shares of common stock, warrants for the purchase of 115,385 and 115,231 shares of Series A Convertible Preferred Stock, Convertible Preferred Stock, 0 and 154 shares of Series A Convertible Preferred Stock and 5,000 Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for 2007 and 2008, respectively.

Emerging issues Task Force 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our financial position, results of operations or cash flows as the Company incurred a net loss for 2007 and 2008. This pronouncement will have an impact if and when the Company incurs net income and at that time we will evaluate whether our existing securities meet the definition of a “participating security” under the provisions of EITF 03-06.

Comprehensive Loss

Comprehensive loss is comprised of two components, net loss and other comprehensive income (loss). In June 2008, the Company recorded other comprehensive loss consisting of unrealized gains and losses on investments classified as available-for-sale totaling $412,079. In September 2008, the Company reversed the unrealized loss in connection with the Company’s sale of investments in ARSs at par value. See Note 3 of the notes to the financial statements contained in this Annual Report on Form 10-K. For the years ended December 31, 2007 and 2008, the Company had no elements of comprehensive loss.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximate their fair values at December 31, 2007 and 2008.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which include allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In the fourth quarter of 2008, we recorded a provision of $920,787 for excess inventory built up in connection with our contractual obligation as part of the Co-Marketing Agreement with St. Jude Medical. The provision is based on the uncertainty about realizing the value of the excess inventory. We do not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method based on estimated useful lives. Repair and maintenance costs are expensed as incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. At year end 2007 and 2008, the Company had $0 and $14,100 gain from the sale of fixed assets.

Licensing Fees and Patent Costs

The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized at December 31, 2007 was $59,209 compared to $47,767 at December 31, 2008, which is included in other assets in the accompanying balance sheets.

Income Taxes

Income taxes are recorded in accordance Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. We recognize a deferred tax asset for the tax benefit of net operating loss carry forwards when it is more likely than not that the tax benefits will be realized and reduce the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits will not be realized.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations, unless we consummate an acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applied to nonfinancial assets and liabilities as noted in FSP No. 157-2 (See Note 3) FSP No. 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP No. 157-2. We will adopt the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities, and do not expect a significant impact on our consolidated results of operations or financial position as a result.

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

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 15, 2008 and did not have a material impact on the Company’s results of operations and financial condition.

In June 2008 the FASB Emerging Task Force issued EITF Abstract Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). The issue clarifies the determination of equity instruments which may qualify for an exemption from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Generally, equity instruments which qualify under the guidelines of EITF 07-05 may be accounted for in equity accounts; those which do not qualify are subject to derivative accounting. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2008. We currently are evaluating the effect of EITF 07-05 on our financial statements.

3. Investments

The Company’s investments at December 31, 2008 consisted of money market funds. As discussed in Note 2 of the notes to the financial statements contained in this Annual Report on Form 10-K, the Company classifies investments in money market funds as cash equivalents since these investments are readily convertible into known amounts of cash and have insignificant valuation risk. During 2007 and 2008, the company also owned municipal bonds consisting of triple “A” credit rated debt instruments collateralized by student loans and guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program (“FFELP”) up to 98%. These debt instruments have long-term nominal maturities, but have interest rates that reset periodically in scheduled auctions (generally every 28–30 days) and, therefore, are referred to as auction rate securities. The Company’s intent was not to hold these securities to maturity, but rather to use the interest rate reset feature to maximize interest yields while maintaining liquidity. The Company generally had the opportunity to sell these investments during such periodic auctions subject to the availability of buyers. Historically, the carrying value (par value) of the auction rate securities approximated fair market value due to the resetting rates, and the Company had no unrealized gains or losses from these investments.

Starting in February 2008, credit and liquidity issues in the financial markets led to failed auctions with respect to the ARSs held by the Company. In most cases where auctions failed, the Company earned higher interest rates to compensate for the lack of liquidity as per the investment offering statements. Notwithstanding the failed auctions, the Company did not observe any indication that would have suggested that the debt issuer may default on the interest or the underlying principal. In addition, the Company consulted with its investment advisor, reviewed market reports, observed related interest rate spreads and considered various legislative initiatives geared towards resolving the market illiquidity. Based on the culmination of these factors, the Company concluded that the par value of the investments approximated fair market value, that the market illiquidity was temporary, and that market liquidity would resume shortly. As such, at March 31, 2008, the Company continued to maintain the investments in current assets at par value.

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

In November 2008, Citigroup purchased the Company’s investments in ARSs at par value totaling $9,250,000. Citigroup’s agreement to liquidate the Company’s ARSs, which was the result of a larger settlement between Citigroup, the United States Securities and Exchange Commission and the Attorney General of New York announced on August 7, 2008. Given this change in circumstances, as of September 30, 2008, the Company reclassified the ARSs from long-term to current assets and reversed the temporary unrealized loss previously recorded. After repaying the Company’s outstanding indebtness to Citigroup, the net proceeds from the liquidation of the Company’s ARSs amount to $5,175,000.

The Company had no investments in marketable debt and equity securities at December 31, 2008. The following table summarizes the composition of the Company’s investments in marketable debt securities at December 31, 2007.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Balance Sheet Classification
December 31, 2007					Short-Term Investments	Long-Term Investments
Auction Rate Securities	$11,200,000	$—	$—	$11,200,000	$11,200,000	$—
Money Market	113,384	—	—	113,384	—	—

	$11,313,384	$—	$—	$11,313,384	$11,200,000	$—

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The company has no financial liabilities that are measured at fair value on a recurring basis at December 31, 2008.

Financial assets measured at fair value on a recurring basis at December 31, 2008 are summarized below:

	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Money market funds (included in cash and cash equivalents)	$3,196,586			$3,196,586

Total assets	$3,196,586	$—	$—	$3,196,586

The following table summarizes the activity during the year ended December 31, 2008 related to investments measured using Level 3 inputs which consisted solely of investments in auction rate securities:

Level 3
Balance as of December 31, 2007	$—
Transfers to Level 3	9,250,000
Unrealized losses included in accumulated other comprehensive income	(412,079)
Reversal of unrealized losses included in accumulated other comprehensive income	412,079
Sales	(9,250,000)

Balance as of December 31, 2008	$—

4. Inventory

Inventories consisted of the following at December 31, 2007 and 2008, respectively:

	2007	2008
Raw materials	$981,071	$383,152
Work in process	1,040	10,927
Finished goods	1,423,033	1,061,251

	$2,405,144	$1,455,330

5. Fixed Assets

Fixed assets consist of the following:

	Estimated useful lives (years)	December 31,
		2007	2008
Computer equipment	3-5	$882,902	$914,565
Manufacturing equipment	5	423,015	424,668
Office furniture	7	87,028	130,396
Sales demonstration and clinical equipment	3-5	1,070,469	1,210,609
Leasehold Improvements	Life of Lease	—	47,204

		2,463,414	2,727,442
Less-accumulated depreciation		2,330,843	2,369,008

		$132,571	$358,434

The Company recorded depreciation expense of $64,211 and $78,757 for the years ended December 31, 2007 and 2008, respectively.

6. Other Assets

Other assets consist of the following:

	Estimated useful lives (years)	December 31,
		2007	2008
Capitalized software development costs	3	$1,482,728	$1,482,728
Patents	5	228,548	228,548
Other assets		8,557	78

		1,719,833	1,711,354
Less-accumulated amortization		1,652,067	1,663,509

		$67,766	$47,845

The Company recorded amortization expense of $17,823 and $11,442 for the years ended December 31, 2007 and 2008, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2008
Accrued employee compensation	304,428	268,803
Deferred revenue	290,979	362,938
Deferred rent	—	114,500
Accrued consulting costs	26,000	26,000
Accrued product warranty costs	99,800	39,076
Accrued professional fees	207,807	235,073
Accrued co-marketing agent fees	269,891	91,361
Accrued other	226,129	137,393

	$1,425,034	$1,275,144

For the years ended December 31, 2007 and 2008, the Company incurred product warranty expenses of $138,000 and 57,125, respectively.

8. Capital Lease

The Company is the lessee of office equipment under a capital lease expiring in 2011. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for fiscal year 2008.

Following is a summary of property held under capital leases:

Office equipment	$56,000
Accumulated amortization	(17,744)

$38,256

Minimum future lease payments under capital leases as of December 31, 2008, were as follows:

Amount
2009	17,784
2010	17,784
2011	14,820

Net minimum lease payments	50,388
Amount representing interest	(12,132)

Present value of net minimum lease payments	$38,256

Interest rate on capital leases is 20% and is imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return. Certain capital leases provide renewal or purchase options. Generally, purchase options are at prices representing the expected fair value of the property at the expiration of the lease term.

9. Convertible Preferred Stock

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

Total shares of Convertible Preferred Stock issued and outstanding at December 31, 2007 and 2008, respectively, are as follows:

	December 31,
	2007	2008
Series A Convertible Preferred
Shares issued and outstanding	—	154
Liquidation preference and redemption value	$—	$1,135

Series C Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Total Convertible Preferred
Shares issued and outstanding	5,000	5,154
Liquidation preference and redemption value	$12,500,000	$12,501,135

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

Series A Convertible Preferred Stock

On May 12, 2003, the Company entered into an agreement for the sale of $6.5 million of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to Medtronic, Inc. and a group of private investors, pursuant to which the Company sold 696,825 shares of its Series A stock at a purchase price of $4.42 per share providing gross proceeds of $3,079,966. Each share of Series A stock is convertible into 13 shares of the Company’s common stock.

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

In the event of any voluntary or involuntary liquidation (including change-in-control events), dissolution or winding up of the Company, the holder of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to holders of common stock or any other class or series of stock ranking on liquidation junior to the Series A Preferred Stock, an amount equal to the greater of (i) par value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had each such share been converted into common stock, as per the conversion price feature, immediately prior to such liquidation, dissolution or winding up.

The conversion price feature of the Series A Preferred Stock was subject to adjustment in certain circumstances if the Company issued shares of common stock under those circumstances on or before November 12, 2004 at a purchase price below the conversion price of the Series A Preferred Stock. No additional shares were issued as a result of this provision.

The holders of Series A Preferred Stock are entitled to vote, on an as-if converted basis, along with the holders of the Company’s common stock on all matters on which holders of common stock are entitled to vote.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series A Preferred Stock outside of permanent equity based on the rights of the Series A Preferred Stock in a deemed liquidation.

In connection with the sale of the Series A Preferred Stock, the Company issued warrants for the purchase of an additional 773,724 shares of Series A Preferred Stock at a purchase price of $4.42 per share with monthly expiration dates beginning September 1, 2003 and ending February 1, 2004. During 2003, investors purchased 663,999 shares of Series A Preferred Stock through the exercise of these warrants providing additional proceeds of $2,934,876. During 2004, investors exercised the remaining warrants for the purchase of 109,725 shares of Series A Preferred Stock providing the Company with gross proceeds of $484,985.

As part of the financing described above, the Company also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of Series A Preferred Stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. These warrants expire on January 1, 2009.

The Company had warrants for the purchase of 115,385 and 115,231 shares of Series A Preferred Stock, which are convertible into an additional 1,500,003 and 1,498,003 shares of common stock, outstanding at December 31, 2007 and December 31, 2008, respectively.

During the twelve month periods ended December 31, 2007 and 2008, 0 and 154 warrants to purchase Series A stock were exercised.

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

The conversion price feature of the Series C Preferred Stock was subject to adjustment in certain circumstances if the Company issued shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C Preferred Stock. No additional shares were issued as a result of this provision.

The holders of Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of the proceeds from any liquidation (including change-in-control events), dissolution or winding up of the Company, whether voluntary or involuntary, to holders of common stock, other series of preferred stock or any other capital stock of the Company, an amount per share equal to the Series C Preferred Stock par value, plus declared but unpaid dividends on such shares.

The holders of Series C Preferred Stock are entitled to vote, on an as-if converted basis, along with holders of the Company’s common stock on all matters on which holder of common stock are entitled to vote.

Under EITF Topic D-98, Classification and Measurement of Redeemable Securities, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series C Preferred Stock outside of permanent equity based on the rights of the Series C Preferred Stock in a deemed liquidation.

10. Stockholders’ Equity

Common Stock

The Company’s Board of Directors has authorized 150,000,000 shares of the Company’s $0.001 par value common stock. At December 31, 2008, the Company had 65,016,521 common shares outstanding. As of March 31, 2009, the Company had 64,992,521 common shares outstanding.

Warrants

There are no warrants for the purchase of common stock outstanding at December 31, 2007 and 2008.

11. Stock Plans

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

1996 Director Option Plan

During 1996, the Board of Directors authorized the issuance of up to 100,000 shares of the Company’s common stock pursuant to its 1996 Director Option Plan (the “Director Plan”). Under the Director Plan, outside directors of the Company who are not otherwise affiliated with the Company are entitled to receive options to purchase 10,000 shares of common stock upon their initial election to the Board of Directors. At December 31, 2008 none of these options were outstanding.

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan provides for the grant of stock options and restricted stock awards to eligible employees, officers, directors, consultants and advisors of the Company. During 2007, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Plan to increase the total number of shares authorized for issuance under the 2001 Plan from 6,750,000 to 8,250,000 shares of the Company’s common stock and to increase the number of shares of restricted common stock authorized for issuance under the 2001 Plan from 1,000,000 to 1,500,000 shares of the Company’s common stock. During 2008, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Plan to increase the total number of shares authorized for issuance under the 2001 Plan from 8,250,000 to 9,750,000 shares of the Company’s common stock and to increase the number of shares of restricted common stock authorized for issuance under the 2001 Plan from 1,500,000 to 2,100,000 shares of the Company’s common stock. A total of 175,000 and 322,400 shares of restricted stock were granted under the 2001 Plan. Under the terms of the plan, stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant and for a term not to exceed ten years.

Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period. For stock options issued prior to the adoption of SFAS 123R, forfeitures were recognized as they occurred.

There were 175,000 new restricted stock grants issued for the year ended December 31, 2007 and approximately 375,626 shares of restricted stock were available for future grant on December 31, 2007. Included in the Company’s Statement of Operations was $151,583 of compensation expense related to restricted stock. There were 322,400 new restricted stock grants issued for the year ended December 31, 2008 and 1,081,650 shares of restricted stock were available for future grant on December 31, 2008. Included in the Company’s Statement of Operations was $266,273 of compensation expense related to restricted stock. Unvested restricted stock activity for the twelve months ended December 31, 2008 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2007	175,000	$3.58
Granted	322,400	0.47
Vested	—	—
Forfeited	(23,900)	0.48

Unvested balance as of December 31, 2008	473,500	$1.62

There were 2,818,500 new stock options granted during 2007, including the 400,000 stock options granted to a prior Chairman of the Company, in connection with his services as interim President and Chief Executive Officer. At December 31, 2007, 7,153,784 shares of common stock were reserved for issuance upon exercise of the options issued under the Company’s stock option plans and there are 375,626 options available for future grant.

There were 1,398,000 new stock options granted during 2008, including the 550,000 stock options granted to the Company’s Chairman. At December 31, 2008, 6,889,868 shares of common stock were reserved for issuance upon exercise of the options issued under the Company’s stock option plans and there are 1,289,650 options available for future grant.

Stock option transactions under all of the Company’s equity incentive plans during the year ended December 2008 summarized as follows:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	7,153,784	$1.99
Granted	1,398,000	0.57
Exercised	—	—
Canceled/Forfeited	(1,661,916)	2.87
Outstanding at December 31, 2008	6,889,868	$1.50	8.00	$—

Exerciseable at December 31, 2008	3,509,466	$1.55	7.06	$—

The fair value of the options granted in 2008 was $615,052 with a per share weighted average fair value of $0.44. The fair value of options granted in 2007 was $6,843,085, with a per share weighted average fair value of $2.65. The amount was estimated using the Black-Scholes and Monte Carlo Simulation option pricing model with the assumptions listed in Note 2. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant.

As of December 31, 2008, there was $2,909,785 of total unrecognized compensation cost related to approximately 3,380,401 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 3 years. The total intrinsic value of stock options exercised during 2007 and 2008 was $2,381,613 and $0, respectively. For the year ended December 31, 2008, proceeds received upon the exercise of options were $0.

The following table summarizes information about stock options outstanding under all of the Company’s stock option plans at December 31, 2008:

Range of exercise prices	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exercisable	Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Exercisable
$0.20 – $0.50	1,708,833	6.82	0.31	1,512,999	6.62	0.31
$0.51 – $1.00	107,500	5.39	0.71	107,500	5.39	0.71
$1.01 – $2.50	3,282,668	8.88	1.13	921,445	7.89	1.68
$2.51 – $4.00	1,701,367	7.97	3.19	884,689	7.68	3.17
$4.01 – $9.38	89,500	1.94	6.64	82,833	1.42	6.82

	6,889,868	8.00	$1.50	3,509,466	7.06	$1.55

The Company recognized the full impact of its share-based payment plans in the statement of operations for 2007 under SFAS 123R and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statements of operations:

	2008	2007
Cost of goods sold	$12,281	$11,363
Research and development	$110,407	$64,738
Selling, general and administrative	$2,418,122	$3,655,026

Stock-Based Compensation Expense	$2,540,810	$3,731,127

The Company has recorded compensation expense (benefit) related to options granted to non-employee consultants for services rendered, totaling $1,666,356 in 2007 and $(3,835) in 2008 based on the fair value of our common stock.

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

12. Income Taxes

The income tax benefit consists of the following:

	Years ended December 31,
	2007	2008
Income tax benefit:
Federal	$2,601,776	$2,679,401
State	437,393	233,147

	3,039,170	2,912,548
Increase in deferred tax asset valuation allowance	(3,039,170)	(2,912,548)

	$—	$—

Deferred tax assets (liabilities) are comprised of the following:

	Year ended December 31,
	2007	2008
Net operating loss carryforwards	$10,870,103	$13,423,325
Research and development tax credit carryforwards	145,217	251,342
Capitalized research and development	1,873,229	1,300,464
SFAS 123R	978,512	1,126,416
Other	793,726	1,475,265

Gross deferred tax assets	14,660,787	17,576,812
Capitalized software	(104,222)	(102,782)
Fixed assets	5,479	(4,706)
Patent costs	(45,028)	(39,760)

Net deferred tax assets	14,517,017	17,429,565
Deferred tax asset valuation allowance	(14,517,017)	(17,429,565)

	$—	$—

The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management’s operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured. Based upon the weight of all available evidence, the Company has provided a full valuation allowance for its net deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of more than 50 percent).

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following:

	Year ended December 31,
	2007	2008
Statutory U.S. federal tax rate	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(4.9)	(3.8)
Non-deductible expenses	7.0	6.7
Other	(0.1)	3.1
Valuation allowance on deferred tax assets	33.0	29.0

	—%	—%

As of December 31, 2008, the Company has approximately $34,334,000 federal and $24,981,000 state net operating loss carryforwards and $20,734 and $355,000 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2009 to 2025.

An ownership change, as defined in the Internal Revenue Code, resulting from the Company’s issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Cambridge Heart has performed an analysis of its change in ownership and has determined that ownership changes have occurred at the time of the Series A Convertible Preferred Stock issuance in 1993 and the Series A Redeemable Convertible Preferred Stock issuance in 2003, and therefore, under Internal Revenue Code Section 382 we have determined that as of December 31, 2008 approximately $34,200,000 of Federal and $0 state NOLs are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $11,970,000. We also determined that as of December 31, 2008 approximately $1,130,000 of Federal and $94,000 state R&D credits are limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $1,191,000.

13. Savings Plan

In January 1995, the Company adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 2007 or 2008.

14. Commitments and Contingencies

Guarantor Arrangements

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that limits its exposure. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007 and 2008.

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 13 months from the date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience. The Company has $99,800 and 39,076 of accrued warranties at December 31, 2007 and 2008, respectively.

	December 31,
	2007	2008
Balance at beginning of period	$119,125	$99,800
Provision for warranty for units sold	138,000	57,125
Cost of warranty incurred	(157,325)	(117,849)

Balance at end of period	$99,800	$39,076

Operating Leases

The Company has a five year operating lease for office space with a renewal option for an additional five years. Total rent expense under all operating leases was approximately $230,916 and $342,189 for the years ended December 31, 2007 and 2008, respectively. At December 31, 2008, future minimum rental payments under the non-cancelable leases are $332,684, $374,587, $384,803, $395,019, and $132,808 for fiscal years 2009, 2010, 2011, 2012 and 2013, respectively.

Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Maintenance Fees

Under the terms of certain license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2013. The Company is committed to pay an aggregate of $50,000 of such minimum license maintenance fees subsequent to December 31, 2008 as the technology is used. License maintenance fees paid during 2007 and 2008 amounted to $10,000 each year. The future minimum license maintenance fee commitments at December 31, 2008 are approximately as follows:

2009	10,000
2010	10,000
2011	10,000
2012	10,000
2013	10,000

Total	50,000

During the term of these license agreements, the Company is obligated to pay a 1.5% royalty based on net sales of any products developed from the licensed technologies. The license maintenance fees described above are creditable against royalties otherwise payable for such year.

15. Related Party Transactions, Including Royalty Obligations

License Agreement/Consulting and Technology Agreement

The Company entered into a consulting and technology agreement in February 1993 with Dr. Richard J. Cohen, M.D. Ph.D. who serves as a member of the Company’s Board of Directors and Chairman of the Company’s Scientific Advisory Board. This agreement required the Company to pay a consulting fee of $135,000 during 2002. The agreement also required the Company to pay consulting fees of $45,000 in 2003 and to make a restricted stock award of 100,000 shares of its common stock. The restrictions on these shares lapsed on January 1, 2004. In connection with the issuance of these restricted shares in 2003, the Company recorded additional non-cash consulting fees of $89,900. The agreement also required that the Company pay, during 2002 and 2003, a royalty of 1% of net sales of products developed from certain technologies developed by this individual. The amended agreement required that, during 2003 and 2004, the Company pay a royalty of 1% of net sales of these products up to the total net sales of these products recorded by the Company during the previous fiscal year and a royalty of 1.5% of net sales of these products in excess of the net sales of these products recorded by the Company during the previous fiscal year. This formula for the payment of royalties was in effect through the end of 2004. Beginning in 2005, the amended agreement requires the Company to pay a royalty equal to 1.5% of all net sales of products developed from certain technologies developed by this individual.

If the Company chooses to sublicense these products to an unrelated third party, the royalty will be based on 7% of the gross revenue received from the unrelated third party for products developed from the technology. The agreement, as amended in 2003, required the Company to grant a stock option to purchase 300,000 shares vesting on the date of the grant.

On May 14, 2007, the Company entered into an Amended and Restated Consulting and Technology Agreement with Dr. Cohen, (the “Amended Agreement”), which amended the terms of the Consulting and Technology Agreement dated February 8, 1993, as amended, between the Company and Dr. Cohen in order to increase the amount of consulting services provided by Dr. Cohen and in order to provide the Company the right to terminate the agreement upon a change in control of the Company.

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

Consistent with the prior Consulting and Technology Agreement, the Company will pay Dr. Cohen royalties on net sales related to certain technologies (including the sale of the Company’s Heartwave II System and other Microvolt T-Wave Alternans products) equal to 1.5% of such net sales until December 31, 2015. Also consistent with the prior Consulting and Technology Agreement, if the Company sublicenses, or grants rights to any sublicense with respect to, such technologies to an unrelated company, Dr. Cohen will receive royalties equal to 7% of gross revenue to the Company from the sublicense. Pursuant to the terms of the Amended Agreement, the Company will pay Dr. Cohen monthly royalties of $10,000 per month during the Interim Consulting Period, subject to an annual percentage increase equal to the annual percentage increase in the National Consumer Price Index for the prior year. Dr. Cohen will not receive any additional compensation for the Base Consulting Services.

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

The Company recognized royalty expense in connection with these agreements of $260,165 and $171,951 during fiscal 2007 and 2008, respectively.

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

The Certificate of Designations of the Preferred Stock of Cambridge Heart, Inc. to be Designated Series A Convertible Preferred Stock (the “Series A Certificate of Designations”) provides that the holders of Series A Convertible Preferred Stock (the “Series A Preferred Stock”), voting as a separate class, are entitled to elect up to four members of the Board and that at such time the total number of directors may not exceed nine. There are currently 154 shares of Series A Preferred Stock outstanding, all of which are held by Mr. Khederian. There also are an aggregate of 115,229 Series A warrants currently outstanding. Mr. Khederian is the holder of record of 77,900 Series A warrants, which together with his Series A Preferred Stock, represents approximately 67.6% of the outstanding Series A Preferred Stock and Series A warrants.

Under the Amended Voting Agreement, Mr. Khederian agreed to hold and not transfer or otherwise dispose of any of the Series A warrants registered in his name or any shares of Series A Preferred Stock that he may acquire upon exercise of his Series A warrants if, as a result of such transfer or disposition, he will not hold a majority of the Series A Preferred Stock (assuming the exercise of all outstanding Series A warrants). Mr. Khederian also agreed that upon the request of the Board he would exercise that number of Series A warrants so that he holds at least a majority of the shares of Series A Preferred Stock then outstanding and entitled to vote. Mr. Khederian further agreed to vote all of his shares of Series A Preferred Stock so as to elect up to three individuals that are nominated or recommended for election as Series A stock directors by a majority of the Board, provided that, in the case of each such director, the Board has determined that such individual qualifies as an independent director under the Nasdaq Marketplace Rules then in effect or such director is serving at the time of the election as the Chief Executive Officer of the Company.

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

On May 14, 2008, the Company and Mr. Khederian entered into Amendment No. 1 to the Amended Voting Agreement (“Amendment No. 1”). Under Amendment No. 1, Mr. Khederian agreed that, upon the request of the Board of Directors, Mr. Khederian would vote all of his shares of Common Stock and all of his shares of Series A Preferred Stock in favor of any amendment to the Company’s certificate of incorporation in order to eliminate the staggered Board of Directors and any amendment to the certificate of incorporation to eliminate the rights of the holders of Series A Preferred Stock, as a separate class, to elect any members of the Board of Directors.

Effective May 31, 2008, the Company and Mr. Khederian entered into Amendment No. 2 to the Amended Voting Agreement (“Amendment No. 2”). Under Amendment No. 2, Mr. Khederian agrees to vote all of his shares of Series A Preferred Stock so as to elect up to four individuals (increased from three under the Amended Voting Agreement) who are nominated or recommended for election as Series A Preferred directors by a majority of the Board, provided that, in the case of each such director, the Board has determined that such individual qualifies as an independent director under the Nasdaq Marketplace Rules then in effect or such director is serving at the time of the election as the Chief Executive Officer of the Company.

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

During the term of the Consulting Agreement, Dr. Blumberg was paid a consulting fee of $25,000 per month. Pursuant to the terms of the Consulting Agreement, Dr. Blumberg received stock options to purchase an aggregate of 700,000 shares of common stock of the Company at an exercise price equal to the closing price per share of the Company’s common stock on December 18, 2006, which is the date of grant subject to exercise under various conditions. In 2007, $1,287,841 was the non-cash stock-based compensation charged to expense in connection with the consulting agreement.

16. Major Customers, Export Sales and Concentration of Credit Risk

No customer accounted for 10% or higher of total revenue and accounts receivable as of December 31, 2007 and 2008. During the years ended December 31, 2007 and 2008, international sales accounted for 6.5% and 15.8% of the total revenue, respectively. Company policy does not require collateral on accounts receivable balances.

17. Subsequent Event

In March 2009, in order to reduce cash expenditures, the Company implemented an expense reduction initiative. This initiative includes a reduction in headcount from 39 full-time and 5 part-time employees at December 31, 2008, to 27 full-time and 5 part-time employees. The reduction in headcount, which impacts all of the Company’s operational areas, includes a restructuring of the direct sales organization to improve cost effectiveness.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

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

Information required by this Item 10 and not already provided in Item 4A will be contained in our proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

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

Information required by this Item 11 will be contained in our proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 will be contained in our proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this Item 13 will be contained in our proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item 14 will be contained in our proxy statement for our 2009 Annual Meeting of Stockholders, which we intend to file within 120 days following our fiscal year ended December 31, 2008, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements.

For a list of the financial information included herein, see Index to the Financial Statements on page 29 of this Annual Report on Form 10-K.

(b) List of Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

CAMBRIDGE HEART, INC.

By:	/S/ ALI HAGHIGHI-MOOD
Ali Haghighi-Mood President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALI HAGHIGHI-MOOD Ali Haghighi-Mood	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/S/ VINCENZO LICAUSI Vincenzo LiCausi	Vice President, Chief Financial Officer, Treasurer, Corporate Secretary	March 31, 2009

/S/ RODERICK DE GREEF Roderick de Greef	Chairman	March 31, 2009

/S/ KENNETH HACHIKIAN Kenneth Hachikian	Director	March 31, 2009

/S/ RICHARD J. COHEN Richard J. Cohen	Director	March 31, 2009

/S/ REED MALLECK Reed Malleck	Director	March 31, 2009

/S/ JOHN MCGUIRE John McGuire	Director	March 31, 2009

/S/ KEITH SERZEN Keith Serzen	Director	March 31, 2009

/S/ JEFFREY WIGGINS Jeffrey Wiggins	Director	March 31, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

3.4	Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

3.7	Certificate of Designation Preferences and Rights of Series C Convertible Preferred Stock of the Registrant, dated as of March 21, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

3.8	By-Laws of the Registrant, as amended are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

4.2	See Exhibits 3.1, 3.2, 3.3, 3.4. 3.5, 3.6, 3.7 and 3.8 for provisions of the Registrant’s certificate of incorporation, certificate of designations and by-laws defining the rights of holders of common stock.

10.1#	1993 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.2#	1996 Equity Incentive Plan, as amended is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.3#	1996 Director Stock Option Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.4#	2001 Stock Incentive Plan is incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement as filed on May 21, 2008 (File No. 0-20991).

10.5#	Summary of Amendments to Certain of the Registrant’s Equity Plans is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

10.6#	Form of Exchange Agreement between the Registrant and Certain Executive Officers dated August 15, 2005 is incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

Exhibit No.	Description
10.7#	Form of Exchange Agreement between the Registrant and Certain Non-Employee Directors dated September 19, 2005 is incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

10.8#+	Amended and Restated Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated May 14, 2007 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-3 (File No. 333-143091).

10.9#	License Agreement By and Between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.10	License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-20991).

10.11	First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.12

Summary of terms of Revolving Credit Line with Citigroup Global Markets, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-20991).

10.13#	Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

10.14#	Summary of Amendment dated December 14, 2006 to Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-20991).

10.15#+	Employment Agreement dated December 14, 2007 between the Registrant and Ali Haghighi-Mood.

10.16#	Severance Agreement dated May 18, 2007 between the Registrant and Vincenzo LiCausi is incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.17#	Non-Statutory Stock Option Agreement Granted Under 2001 Stock Incentive Plan dated December 11, 2007 between the Registrant and Ali Haghighi-Mood is incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.18#+	Employment Agreement dated November 28, 2008 between the Registrant and Roderick de Greef.

10.19	Securities Purchase Agreement among the Registrant and The Tail Wind Fund, Ltd. and Robert P. Khederian dated December 21, 2001 is incorporated herein by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

10.20	Amendment to Registration Rights Agreement and Waiver, dated May 12, 2003, by and among the Registrant, The Tail Wind Fund, Ltd. and Robert P. Khederian is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

Exhibit No.	Description
10.21	Amendment No. 1, dated May 12, 2003, to the Warrant issued as of September 14, 2000 to the Tail Wind Fund Ltd. by and between the Registrant and the Tail Wind Fund Ltd. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003 (File No. 0-20991).

10.22	Securities Purchase Agreement among the Registrant and the Purchasers dated May 12, 2003 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.23	Registration Rights Agreement, dated as of May 12, 2003, by and among the Registrant and the signatories thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.24	Form of Long-Term Warrant to purchase shares of Series A Preferred Convertible Stock of the Registrant issued on May 12, 2003 in connection with the sale of the Series A Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

10.25	Securities Purchase Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.26	Registration Rights Agreement, dated as of December 6, 2004 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

10.27	Form of Warrant to purchase shares of common stock, dated as of December 6, 2004 issued to placement agent in connection with the sale of shares of Series B Convertible Preferred Stock is incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-2, as amended (File No. 333-121915).

10.28	Securities Purchase Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.29	Registration Rights Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.30+	Co-Marketing Agreement dated March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2007 (File No. 0-20991).

10.31+	Amendment No. 1 to Co-Marketing Agreement dated June 18, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007 (File No. 0-20991).

10.32	Restated Co-Marketing Agreement dated July 8, 2008 between the Registrant and St. Jude Medical, Inc. is incorporated by reference to Exhibit 10.4 to the Registrant’s 10-Q for the quarter ended June 30, 2008 (File No. 0-20991).

10.33#	Form of Memorandum to Board of Directors dated October 1, 2007 Confirming Amendment of Non-Employee Director Stock Options is incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.34	Amended and Restated Voting Agreement dated December 14, 2007 between the Registrant and Robert Khederian is incorporated by reference to Exhibit 10.44 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

Exhibit No.	Description
10.35

Amendment No 1 to Amended and Restated Voting Agreement dated May 19, 2008 between the Registrant and Robert Khederian is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed dated May 23, 2008 (File No. 0-20991).

10.36

Amendment No. 2 to Amended and Restated Voting Agreement dated May 31, 2008 between the Registrant and Robert Khederian is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed dated June 5, 2008 (File No. 0-20991).

10.37	Settlement Agreement dated May 19, 2008 between the Registrant, AFB Fund, LLC, Louis Blumberg and Laurence Blumberg is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed dated May 23, 2008 (File No. 0-20991).

10.38+	Lease Agreement dated November 21, 2007 by and between the Registrant and Farley White Management Company, LLC. is incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.39#	Summary of Non-Employee Director Fees is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-20991).

10.40#	Formof Management Incentive Stock Option Award under 2001 Stock Incentive Plan.

10.41	Formof Director Non-Qualified Stock Option Award under 2001 Stock Incentive Plan.

23.1	Consent of Vitale, Caturano & Company P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
+	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.