Form 10-K/A
period 2008-12-31
CAMBRIDGE HEART INC
filed 2009-04-30
CIK 913443

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the receding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

CAMBRIDGE HEART, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 1

Securities and Exchange Commission

Item Number and Description

EXPLANATORY NOTE

Cambridge Heart, Inc. (“Cambridge Heart” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report by including information required by Part III (Items 10, 11, 12, 13 and 14).

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certificates required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act as exhibits 31.1 and 31.2.

Except as contained herein, this Amendment No. 1 does not modify or update disclosures contained in the Initial Filing. This Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

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
Age: 58

Dr. Cohen, the scientific founder of the Company, has been a consultant to the Company since February 1993. Dr. Cohen is the Whitaker Professor of Biomedical Engineering at the Massachusetts Institute of Technology in the Harvard-MIT Division of Health Sciences and Technology, where he has been on the faculty since 1979. From 1985 to 1995, Dr. Cohen was the Director of the Harvard-MIT Center for Biomedical Engineering located at the Massachusetts Institute of Technology. From 1997 to 2006 Dr. Cohen was the Team Leader of the Cardiovascular Alterations Team of the National Space Biomedical Research Institute. He is currently Co-Director of the Biomedical Enterprise Program jointly administered by the Harvard-MIT Division of Health Sciences and Technology and the MIT Sloan School of Management. Dr. Cohen has authored over 250 published research articles and over 25 issued United States patents. Dr. Cohen holds A.B. and M.D. degrees from Harvard University and a Ph.D. in Physics from The Massachusetts Institute of Technology.

RODERICK DE GREEF	Director since 2008
Age: 48

Mr. de Greef has been Chairman of the Board of the Company since November 2008. During the same period, Mr. de Greef has been employed by the Company to work with the Company’s Chief Executive Officer and the Board of Directors to formulate the strategic plan of the Company and to oversee the execution of corporate strategy. In addition to serving as the Company’s Chairman of the Board, Mr. de Greef provides corporate advisory services to several other companies. Mr. de Greef served as the Company’s Chief Financial Officer from October 2005 to July 2007 and as the Company’s Vice President of Finance and Administration from June 2006 to July 2007. From February 2001 to September 2005, Mr. de Greef was Executive Vice President and Chief Financial Officer of Cardiac Science, Inc., which merged with Quinton Cardiology, Inc. From 1995 to 2001, Mr. de Greef provided independent corporate advisory services to a number of early-stage companies. From 1986 to 1995, Mr. de Greef served as Chief Financial Officer of several publicly held, development stage medical technology companies. Mr. de Greef is also a member of the board of directors of several public companies, including Endologix, Inc., and Bio Life Solutions Inc., both of which are in the life sciences field, and Elephant Talk Communications, Inc. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and earned his M.B.A. from the University of Oregon.

KENNETH V. HACHIKIAN	Director since 2004
Age: 59

Mr. Hachikian has been a Principal and Partner of The Stonegate Group, Ltd., a boutique investment banking and financial advisory firm, since 2003. From 1996 until 2008, Mr. Hachikian was President of Belmont Capital Partners, LLC, a venture capital firm. From 1991 to 1994, Mr. Hachikian served as President of LINC Scientific Leasing, Inc., and, from 1983 to 1989, as President and CEO of Wellesley Medical Management, Inc.

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

ALI HAGHIGHI-MOOD, Ph.D.	Director since 2007
Age: 49

Dr. Haghighi-Mood has been the President and Chief Executive Officer of the Company since December 2007. From December 2006 to December 2007, Dr. Haghighi-Mood served as the Company’s Executive Vice President, Chief Operating Officer and Chief Technology Officer. From July 2003 to December 2006, Dr. Haghighi-Mood served as the Company’s Vice President, Operations, Research and Development. From January 2002 to July 2003, he served as the Company’s Director of Research and has worked in the Company’s research and development department since January 1997. Dr. Haghighi-Mood holds B.S. and M.S. degrees in Electrical Engineering from the University of Tehran and a Ph.D. degree in Biomedical Engineering from the University of Sussex.

REED MALLECK	Director since 2004
Age: 57

Mr. Malleck has been the Chief Financial Officer of Avidyne Corporation, a developer of Integrated Flight Deck Systems for light general aviation aircraft since December 2008. Prior to joining Avidyne, Mr. Malleck was a partner of Tatum LLC, a nationwide executive services firm, from December 2007 to December 2008. From March 2006 to December 2007 he was Vice President of Finance and Operations for Healthwyse, LLC, a provider of integrated clinical and financial information systems for homecare and hospice providers. Previously, from November 2002 until March 2006, Mr. Malleck served as Chief Operating Officer and Chief Financial Officer of Radianse, Inc., a developer and marketer of RF technologies. From June 2000 to November 2002, Mr. Malleck served as Chief Operating Officer and/or Chief Financial Officer of GE Medical Systems Navigation and Visualization Inc. (formerly Visualization Technology, Inc.). Mr. Malleck also held various senior operational and financial positions with several business units of Hewlett-Packard from 1978 to 1999. Mr. Malleck holds a B.S. in Finance and an MBA from the University of Colorado.

JOHN F. MCGUIRE	Director since 2007
Age: 62

Mr. McGuire is retired. From 2004 to 2007, he was President and Chief Executive Officer of the American Red Cross. Between 2003 and 2004, Mr. McGuire served as an Executive Vice President at the American Red Cross. Prior to joining the American Red Cross, Mr. McGuire was President of Whatman North America, an international leader in separations technology and provider of materials and devices to laboratory and healthcare markets. Previously, he served as President, Chief Executive Officer and a director of HemaSure, Inc., a publicly-traded blood filtration company. In addition, Mr. McGuire has held prominent positions for over 22 years in the field of biomedical technology. Mr. McGuire holds an MBA from Harvard University.

JEFFREY WIGGINS	Director since 2008
Age: 53

Mr. Wiggins is a former Principal of Dresdner RCM Capital Management, where he was responsible for in excess of $4 billion dollars in health care related investments. Mr. Wiggins joined Dresdner RCM in 1993 and became a Principal in 1997. While there, he started and managed several portfolios, advised other managers in their health care holdings, and initiated two public mutual funds. Prior to that time, Mr. Wiggins managed a derivative-based hedge fund portfolio investing in biotechnology, medical technology, pharmaceuticals, and health care services at O’Connor & Associates. Mr. Wiggins holds a B.A. from Hope College, with majors in Biology and Chemistry, Masters degrees from Northwestern University in Music and Management, and an M.F.A. from Vermont College.

Arrangements Concerning Election of Directors

Our certificate of incorporation provides that the holders of our Series A Convertible Preferred Stock (the “Series A Preferred”) voting as a separate class, are entitled to elect four members to our Board of Directors as Series A Preferred Directors. As of April 30, 2009, 154 shares of Series A Preferred and warrants to purchase 115,229 shares of Series A Preferred were outstanding (the “Series A Warrants”). Robert P. Khederian currently holds 67.6% of the outstanding Series A Preferred and Series A Warrants, including all of the outstanding Series A Preferred. On December 14, 2007, the Company entered into an Amended and Restated Voting Agreement (the “Restated Voting Agreement”) with Mr. Khederian. The Restated Voting Agreement was subsequently amended by Amendment No. 1 on May 14, 2008 and by Amendment No. 2 on May 31, 2008. The material terms of the Restated Voting Agreement, as amended to date, are described in the section titled Transactions with Related Persons contained in Part III, Item 13 of this Annual Report on Form 10-K. Pursuant to the Restated Voting Agreement, as amended to date, Mr. Khederian has agreed to vote all of his shares of Series A Preferred so as to elect up to four individuals who are nominated or recommended for election as Series A Preferred directors by a majority of the Board. At the 2008 Annual Meeting of Stockholders, John F. McGuire and Keith M. Serzen were elected to serve as directors by the holders of Series A Preferred.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our Common Stock (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on its review of copies of reports filed by the Reporting Persons furnished to us, or written representations from Reporting Persons, we believe that, during the fiscal year ended December 31, 2008, the Reporting Persons complied with all Section 16(a) filing requirements, with the following exceptions. Mr. Khederian filed a Form 4 on June 2, 2008 reporting the exercise of a warrant to purchase 154 shares of Series A Convertible Preferred Stock on April 23, 2008 and Mr. Wiggins filed a Form 4 on June 9, 2008 reporting the grant of a stock option on May 31, 2008.

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

Audit Committee

The Board of Directors has established a standing Audit Committee of the Board of Directors, which operates under a charter that has been approved by the Board. A current copy of the charter of the Audit Committee is posted on the Corporate Governance section of our website, www.cambridgeheart.com. The members of the Audit Committee are Mr. McGuire (Chairman), Mr. Malleck and Mr. Wiggins. The Board of Directors has determined that each of Messrs. Malleck and McGuire is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K. The Board of Directors has determined that all members of the Audit Committee are independent as determined under Rule 10A-3 promulgated under the Exchange Act and as defined by the rules of The Nasdaq Stock Market.

Item 11.	Executive Compensation

The following table sets forth information for the fiscal years ended December 31, 2007 and 2008 concerning the compensation paid to each person serving as the Company’s Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and the Company’s Chief Financial Officer (the “Named Executive Officers”). No other executive officer of the Company received total compensation in excess of $100,000 during the fiscal year ended December 31, 2008.

Summary Compensation Table For 2007 and 2008

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Ali Haghighi-Mood	2008	275,000	—	1,091,939	—	—	1,366,939
President and Chief Executive Officer	2007	227,466	36,000	711,724	—	—	975,190
Vincenzo LiCausi	2008	155,000	—	244,595	23,000	—	422,595
Vice President of Finance and Administration and Chief Financial Officer	2007	106,181	—	134,939	11,000	—	252,120

(1)	Dr. Haghighi-Mood became our President and Chief Executive Officer in December 2007. Previously, from December 2006 until December 2007, he served as our Executive Vice President, Chief Operating Officer and Chief Technology Officer. Mr. LiCausi became our Vice President, Finance and Administration and Chief Financial Officer in July 2007. Previously, from October 2006 until July 2007, he served as our Corporate Controller.
(2)	Consists of cash bonus awards to the Named Executive Officers that were accrued for 2007 and 2008 whether or not such bonuses were paid in that year.
(3)	Reflects the compensation cost related to all outstanding awards recognized in 2007 and 2008 for financial statement reporting purposes in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions made in the calculation of these amounts are included in Note 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
(4)	Consists of cash bonus paid pursuant to the non-equity incentive plan awards.

Severance Arrangements with Named Executive Officers

The Company has entered into agreements with each of the Named Executive Officers providing for the payment of severance benefits in the event of a qualifying termination of employment. Under these agreements, if the executive officer’s employment is terminated by the Company without cause (as defined in the respective agreement), the executive officer will be entitled to receive severance compensation equal to the executive officer’s base salary as in effect at the time of such termination and continued healthcare benefits for a period of six months in the case of Mr. LiCausi and 12 months in the case of Dr. Haghighi-Mood.

In the event that Dr. Haghighi-Mood terminates his employment within 30 days following the occurrence of changed circumstances, he is entitled to receive the severance benefits as though his employment had been terminated by the Company without cause. For purposes of his employment agreement, changed circumstances includes (i) a material reduction in the nature or scope of Dr. Haghighi-Mood’s responsibilities, authority or powers as President and Chief Executive Officer of the Company, including, without limitation, due to the Board having hired or appointed another senior executive officer to whom the Executive is requested by the Board to report or who reports directly to the Board or who is given responsibilities or authority normally exercised by an executive in the positions of President and Chief Executive Officer of a Company generally comparable to the Company, in each case without Dr. Haghighi-Mood’s consent; and (ii) any failure by the Company to nominate and recommend to stockholders that they reelect Dr. Haghighi-Mood to serve as a director of the Company upon the expiration of his term.

In the event of a change in control (as defined in the severance agreements) that does not result in termination of the executive officer’s employment, 50% of the executive officer’s unvested options (100% of Dr. Haghighi-Mood’s unvested options) that are then outstanding will become immediately exercisable. In the event of a change in control that results in the termination of the executive officer’s employment without cause or by the executive officer for good reason (each as defined in the severance agreements), the executive officer will be entitled to receive severance compensation in an amount equal to the executive officer’s base salary as in effect at the time of such termination for a period of 12 months and continued healthcare benefits for a period of 12 months, and all of the executive officer’s unvested options which are then outstanding will become immediately exercisable.

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

Employment Agreement with Chief Executive Officer

On December 14, 2007, the Company appointed Dr. Haghighi-Mood as the Company’s President and Chief Executive Officer and elected him as a director of the Company. Dr. Haghighi-Mood and the Company entered into an employment agreement dated December 14, 2007, the terms of which were approved by the Board of Directors of the Company after negotiations with Dr. Haghighi-Mood.

Under the terms of the employment agreement, Dr. Haghighi-Mood will be paid an annual base salary of $275,000 per year and will be entitled to receive the severance benefits described above under the title “Severance Arrangements with Named Executive Officers.” Dr. Haghighi-Mood also will have the opportunity to earn an annual performance bonus based upon the achievement by the Company of performance goals to be agreed upon by Dr. Haghighi-Mood and the Board of Directors or the Compensation Committee.

Under the terms of the employment agreement, Dr. Haghighi-Mood was eligible to receive a performance bonus for the year ended December 31, 2008 based upon the sales revenue of the Company for the year ended December 31, 2008 and the achievement by the Company of other performance goals in 2008. The portion of the 2008 performance bonus based upon the sales revenue of the Company was equal to the sum of (i) $20,000 that is payable upon the achievement by the Company of $16.0 million in sales revenue amount in 2008 and (ii) 1.00% of sales revenue in 2008 above $16.0 million. The remaining portion of the 2008 performance bonus in the amount of up to $70,000 was be based upon the achievement of performance goals established by the Compensation Committee and approved by the Board of Directors in consultation with Dr. Haghighi-Mood related to:

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

Dr. Haghighi-Mood was not eligible to receive the portion of his 2008 performance bonus based upon sales revenue for 2008 because the Company’s sales for the year ended December 31, 2008 did not exceed the minimum specified target. The Compensation Committee recommended to the Board of Directors that Dr. Haghighi-Mood be awarded a bonus based upon the qualitative performance goals described above. Dr. Haghighi-Mood declined to accept any bonus for 2008.

Employment Agreement with Chairman of the Board

Prior to his appointment as Chairman of the Board, from July 2008 to November 2008, Roderick de Greef served as a consultant pursuant to the terms of the Consulting Agreement between the Company and Mr. de Greef dated July 29, 2008 (the “Consulting Agreement”). The Consulting Agreement provided that Mr. de Greef would provide consulting services to the Company to promote and execute the Company’s business development activities as an independent contractor. Mr. de Greef was paid a total of $12,308 in fees under the Consulting Agreement. On July 29, 2008, Mr. de Greef received an option to purchase 100,000 shares of the Common Stock of the Company at an exercise price of $0.33 per share (the “July 2008 Option”). The option becomes exercisable if, during the term of the Consulting Agreement or within 12 months thereafter, the Company executes a strategic transaction in which Mr. de Greef was involved.

On November 24, 2008, the Board of Directors elected Mr. de Greef as a member of the Board of Directors and appointed him to serve as the Chairman of the Board. Mr. de Greef and the Company entered into an employment agreement dated November 24, 2008 the terms of which were approved by the Board of Directors of the Company after negotiations with Mr. de Greef.

The Employment Agreement provides that Mr. de Greef will devote approximately 50% of a regular work week to the business and interests of the Company. Specifically, the Employment Agreement provides that Mr. de Greef will work with the Company’s Chief Executive Officer and the Board of Directors to formulate the strategic plan of the Company and to oversee the execution of corporate strategy. Mr. de Greef will serve on the Company’s Board as the Chairman of the Board. During the term of Mr. de Greef’s employment by the Company, at each annual meeting of the Company’s stockholders at which Mr. de Greef’s membership on the Board has expired, the Company will nominate Mr. de Greef to serve as a member of the Board.

The Employment Agreement has a term of three years commencing on November 24, 2008 and ending on November 24, 2011 (the “Employment Period”). The Employment Period will automatically be extended for successive one year periods unless either party gives the other 30 days written notice that it does not wish to extend the term of the Employment Agreement.

The Employment Agreement provides that Mr. de Greef will be paid an annual base salary of $120,000 per year. He will be entitled to participate in any and all of the Company’s employee benefit plans in effect for part-time employees, except to the extent that such benefits are in a category otherwise specifically provided to Mr. de Greef. In the event that Mr. de Greef is not eligible to participate in the Company’s health insurance benefit plan, the Company will reimburse Mr. de Greef up to $2,000 per month for the cost of maintaining his current family medical insurance coverage.

On November 24, 2008, the Board awarded to Mr. de Greef a stock option to purchase 550,000 shares of common stock of the Company. The option was granted under and subject to the terms of the Company’s 2001 Stock Incentive Plan (the “2001 Plan”). The exercise price of the option was the closing price per share of the Company’s common stock on November 24, 2008 (the “Grant Date”). The option becomes exercisable in three equal annual installments, beginning on the first anniversary of the Effective Date. The option will expire on the tenth anniversary of the Grant Date.

The dates on which the option will become exercisable will accelerate with regard to a specified number of shares upon the occurrence of certain performance goals (the “Performance Goals”). The Performance Goals include: (i) the achievement by the Company of a specified 12-month trailing revenue target (the “Revenue Target”); (ii) the consummation by the Company of one or more equity financing transactions in a twelve-month period that result in the receipt by the Company of sufficient proceeds to fund the Company’s operations for a 12-month period as determined in good faith by the Board (the “Financing Target”); and (iii) the consummation by the Company of a strategic distribution agreement (the “Strategic Transaction Target”). Upon the occurrence of a Performance Goal, the stock option will become exercisable with respect to a number of shares equal to the lesser of (A) the number of shares specified in the Employment Agreement for each Performance Goal (162,500 shares for each of the Revenue Target and the Financing Target and 62,500 shares for the Strategic Transaction Target) and (B) the positive difference between total number of shares under the stock option that are not yet exercisable and the number of shares specified in the Employment Agreement for the Performance Goal. The shares that become exercisable upon the achievement of a Performance Goal will reduce the number of shares that otherwise would next become exercisable on a regular annual vesting date following the date of achievement of the Performance Goal.

In the event the Company terminates Mr. de Greef’s employment without cause, he would be entitled to severance benefits as set forth in the Employment Agreement, including payment of Mr. de Greef’s salary for three months following termination. Mr. de Greef would also receive continuation of his health care benefits or reimbursement, as the case may be, for three months following termination. In addition, the stock option granted under the Employment Agreement would become exercisable for the number of shares that would have become exercisable had Mr. de Greef remained employed with the Company for an additional six months following termination and had the stock option become exercisable in 12 equal quarterly installments. If termination occurs prior to November 24, 2011, Mr. de Greef will have the right to exercise the stock option received under the Employment Agreement as well as the July 2008 Option for a period of two years following termination (but in no event after the expiration of the stock option) to the extent that he was entitled to exercise the stock option on that date.

In the event that a change in control of the Company occurs and Mr. de Greef’s employment is terminated without cause within 12 months following the change in control, Mr. de Greef is entitled to receive the severance benefits described above for a period of six months following the date of termination. In the event of a change in control of the Company, Mr. de Greef’s stock options received under the Employment Agreement and the July 2008 Option will become exercisable in full as of the date of the change in control, provided that all stock options must be exercised within the applicable dates provided in the applicable stock option agreement and the 2001 Plan.

Outstanding Equity Awards

The following table sets forth certain information concerning stock options held by the Named Executive Officers as of December 31, 2008.

Outstanding Equity Awards At Fiscal Year-end For 2008

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ali Haghighi-Mood	333,333		0.29	8/15/2015
Ali Haghighi-Mood	466,667	233,333	3.30	12/14/2016
Ali Haghighi-Mood	300,000	600,000	1.15	12/11/2017
Ali Haghighi-Mood	150,000	300,000	1.15	12/11/2017
Vincenzo LiCausi	13,333	6,667	2.53	10/16/2016
Vincenzo LiCausi	10,000	20,000	3.26	4/30/2017
Vincenzo LiCausi	50,000	100,000	4.00	5/18/2017
Vincenzo LiCausi		150,000	1.07	2/12/2018

(1)	The option becomes exercisable in three equal annual installments, beginning on the first anniversary of the date of grant.

Director Compensation

Non-employee directors receive a fee of $2,500 per in-person meeting of the Board of Directors and $500 per telephonic meeting of the Board of Directors or committee meeting, and non-employee directors who serve as Chairman of the Board or as chairman of one or more committees of the Board of Directors (currently Messrs. McGuire and Wiggins) receive a fee of $3,125 per in-person meeting of the Board of Directors and $625 per telephonic meeting of the Board of Directors or committee meeting. Each of the Company’s non-employee directors receives an annual retainer of $15,000, which is paid to directors in equal quarterly installments.

Mr. Kenneth Hachikian served as Chairman of the Board from June 5, 2008 to November 24, 2008. On July 29, 2008, the Board determined that Mr. Hachikian would receive an additional annual cash retainer of $48,000, paid quarterly for his services as Chairman of the Board. On November 24, 2008, Mr. de Greef was elected to serve in the capacity of Chairman of the Board. As of November 24, 2008, Mr. Hachikian had received $23,000 of the additional cash retainer.

The following table sets forth compensation actually paid, earned or accrued during 2008 by the Company’s directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)(1)		Option Awards ($)(1)		All Other Compensation	Total ($)
Laurence J. Blumberg(2)	4,000	—		—		—	4,000
Louis Blumberg(3)	—	—		—		—	—
Richard J. Cohen	46,500	241,736	(4)	36,048	(5)	—	324,560
Roderick de Greef(6)	—	—		—		—	—
Kenneth V. Hachikian	86,375	—		34,487	(7)	—	120,862
Robert P. Khederian(8)	34,875	—		328,313	(8)	—	363,188
Reed Malleck	66,625	—		33,667	(9)	—	100,292
John F. McGuire	48,500	—		64,507	(10)	—	113,007
Keith M. Serzen(11)	51,875	—		64,507	(10)	—	116,382
Jeffrey Wiggins	26,250	—		9,908	(12)	—	36,158

(1)	Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), (excluding the impact of estimated forfeitures related to service-based vesting conditions), and thus may include amounts attributable to awards granted during and before 2008. Assumptions made in the calculation of these amounts are included in Note 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
(2)	Dr. Blumberg resigned as a director on February 13, 2008.
(3)	Mr. Blumberg resigned as director on June 5, 2008. Mr. Blumberg did not accept any compensation for his services as a director.
(4)	As of December 31, 2008, Dr. Cohen held 175,000 shares of restricted stock.
(5)	As of December 31, 2008, Dr. Cohen held options to purchase (a) 287,500 shares of Common Stock at exercise price of $0.30 per share, (b) 30,000 shares of Common Stock at an exercise price of $2.90 per share and (c) 300,000 shares of Common Stock at an exercise price of $0.34 per share.
(6)	Mr. de Greef is an employee of the Company and does not receive additional compensation for his services as a director. See “Employment Agreement with Chairman of the Board” for a description of the material terms of Mr. de Greef’s employment with the Company.
(7)	Mr. Hachikian was granted a stock option on August 20, 2008 to purchase 30,000 shares of Common Stock at an exercise prices of $0.29 per share. The stock option becomes exercisable in three equal annual installments beginning on the first anniversary of the date of grant. The grant date fair value of the stock option award, calculated in accordance with SFAS No. 123R is $6,751. As of December 31, 2008, Mr. Hachikian also held options to purchase (a) 80,000 shares of Common Stock at an exercise price of $0.30 per share and (b) 30,000 shares of Common Stock at an exercise price of $2.90 per share.

(8)	Mr. Khederian resigned as a director on August 12, 2008.
(9)	Mr. Malleck held options to purchase (a) 80,000 shares of Common Stock at an exercise price of $0.30 per share and (b) 30,000 shares of Common Stock at an exercise price of $2.90 per share.
(10)	As of December 31, 2008, Messrs. McGuire and Serzen each held options to purchase 100,000 shares of Common Stock at an exercise price of $2.40 per share.
(11)	Mr. Serzen resigned as a director on April 22, 2009.
(12)	Mr. Wiggins was granted a stock option on June 2, 2008 to purchase 100,000 shares of Common Stock at an exercise price of $0.63 per share. The stock option becomes exercisable in three equal annual installments beginning on the first anniversary of the date of grant. The grant date fair value of the stock option award, calculated in accordance with SFAS No. 123R is $51,178. This is the only stock option held by Mr. Wiggins as of December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders(1)	6,239,867	$1.49	1,568,959
Equity compensation plans not approved by security holders(2)	650,000	$1.56	—
Total	6,889,867	$1.50	1,568,959

(1)	Consists of the Amended and Restated 1993 Incentive and Non-Qualified Stock Option Plan, the 1996 Equity Incentive Plan, and the 2001 Stock Incentive Plan.
(2)	Consists of a stock option to purchase 200,000 shares of Common Stock awarded to Jeffrey J. Langan, and a stock option to purchase 450,000 shares of Common Stock awarded to Ali Haghighi-Mood.
(3)	Consists of shares of Common Stock issuable under the 2001 Stock Incentive Plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2008, 1,289,650 shares of Common Stock under the 2001 Stock Incentive Plan may instead be issued in the form of restricted stock.

In October 2006, as an inducement to Jeffrey J. Langan to accept the position of President and Chief Executive Officer, Mr. Langan was awarded stock options to purchase 2,000,000 shares of Common Stock at an exercise price of $2.49 per share, which is equal to the closing price per share of the Company’s Common Stock on the date of grant. Mr. Langan’s Employment Agreement with the Company provided that the stock options would vest in quarterly installments over a three-year period with 100,000 shares vesting on each of January 13, 2007 and April 13, 2007 and 180,000 shares vesting each quarter thereafter. In connection with Mr. Langan’s resignation as President and Chief Executive Officer in December 2006, the Company entered into a separation agreement with Mr. Langan. Under the terms of the separation agreement, all of the shares covered by the inducement stock options were cancelled and forfeited except for 200,000 shares, 100,000 of which became exercisable on January 12, 2007 and 100,000 of which became exercisable on April 13, 2007. A portion of the inducement stock options, including the 200,000 shares that remain exercisable following Mr. Langan’s separation from the Company, were granted outside of the Company’s equity incentive plans but are nevertheless subject to the terms and conditions of the Company’s 2001 Plan.

On December 11, 2007, as an inducement to Ali Haghighi-Mood to accept the position as President and Chief Executive Officer, Dr. Haghighi-Mood was awarded: (a) a stock option to purchase 900,000 shares of common stock of the Company, which was granted under and subject to the terms and conditions of the Company’s 2001 Plan, and (b) a stock option to purchase 450,000 shares of common stock of the Company, which was granted as a stand-alone award outside of the Company’s equity incentive plans but is nevertheless governed by the terms and conditions of the 2001 Plan as though it was granted under the 2001 Stock Incentive Plan. The exercise price of the options is $1.15 per share, which is equal to the closing price per share of the Company’s common stock on the date of grant. The options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. The options become exercisable in full in the event of a Change in Control (as defined in the Severance Agreement dated September 17, 2003 between the Company and Dr. Haghighi-Mood, as amended by letter agreement dated December 14, 2006). The options will expire on the tenth anniversary of the grant date.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock, Series A Preferred and Series C Convertible Preferred Stock (the “Series C Preferred”) by: (i) each director and nominee, (ii) each of the executive officers named in the Summary Compensation Table above, (iii) all current directors and executive officers as a group, and (iv) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series A Preferred or Series C Preferred.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of April 30, 2009, and the address for each director and executive officer of the Company is: c/o Cambridge Heart, Inc., 100 Ames Pond Drive, Tewksbury, MA 01876. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Common Stock			Series A Preferred			Series C Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding	Number of Shares Beneficially Owned(1)	Percentage of Class Outstanding
Directors
Ali Haghighi-Mood, Ph.D.	1,250,000	(2)	1.89%	—		—	—	—
Roderick de Greef	—		*	—		—	—	—
Richard J. Cohen, M.D., Ph.D.	2,141,885	(3)	3.27%	—		—	—	—
Kenneth Hachikian	100,000	(4)	*	—		—	—	—
Reed Malleck	100,000	(4)	*	—		—	—	—
John McGuire	33,333	(5)	*	—		—	—	—
Jeffrey Wiggins	33,333	(5)	*	—		—	—	—

Named Executive Officers
Ali Haghighi-Mood, Ph.D.	1,250,000	(2)	1.89%	—		—	—	—
Vincenzo LiCausi	183,333	(6)	*	—		—	—	—
All directors and executive officers as a group (9 persons)	3,841,884	(7)	5.71%	—		—	—	—

5% Stockholders
Robert P. Khedarian	5,915,168	(8)	9.10%	78,054	(9)	100%	—	—
AFB Fund, LLC	4,615,168	(10)	7.10%	—		—	—	—
St. Jude Medical, Inc.	4,180,602	(11)	6.04%	—		—	5,000	100%
Semana Capital, L.P.	3,754,736	(12)	5.78%	—		—	—	—
Leaf Offshore Investment Fund Ltd.	441,168	(13)	*	33,396	(14)	99.55%	—	—
J. Leighton Read	44,109	(15)	*	3,393	(16)	95.66%	—	—

*	Represents less than 1% of the outstanding Common Stock.
(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock, Series A Preferred and Series C Preferred listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 30, 2009 through the exercise of any stock option, warrant, conversion of preferred stock or other right. The inclusion herein of any shares of Common Stock, Series A Preferred or Series C Preferred deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock, Series A Preferred or Series C Preferred. Shares of Common Stock, Series A Preferred or Series C Preferred which an individual or entity has a right to acquire within the 60-day period following April 30, 2009 pursuant to the exercise of options, warrants or conversion rights are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table.
(2)	Includes 1,250,000 shares of Common Stock issuable upon the exercise of stock options.
(3)	Includes 607,500 shares of Common Stock issuable upon the exercise of stock options.
(4)	Includes 100,000 shares of Common Stock issuable upon the exercise of stock options.
(5)	Includes 33,333 shares of Common Stock issuable upon the exercise of stock options.
(6)	Includes 183,333 shares of Common Stock issuable upon the exercise of stock options.
(7)	See notes 2 through 6 above.
(8)	Includes (i) 2,002 shares of Common Stock issuable upon the conversion of shares of Series A Preferred, and (ii) 1,012,700 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.
(9)	Includes 77,900 shares of Series A Preferred issuable upon the exercise of warrants to purchase Series A Preferred.
(10)	As described in a Schedule 13D/A (Amendment No. 10) filed with the Securities and Exchange Commission on December 18, 2008, AFB Fund, LLC (“AFB”) and Louis Blumberg beneficially own, and have shared voting and dispositive power with respect to, 4,615,168 shares of Common Stock. Mr. Blumberg is deemed to beneficially own the 4,615,168 shares of Common Stock beneficially owned by AFB by virtue of his role as manager of AFB. The principal business address of AFB and Mr. Blumberg is 2050 Center Avenue, Fort Lee, NJ 07024.
(11)	Includes 4,180,602 shares of Common Stock issuable upon the conversion of shares of Series C Preferred. The business address of St. Jude Medical, Inc. is One Lillehei Plaza, St. Paul, MN 55117.
(12)	The information in the table and this note is derived from an amendment to a Schedule 13G/A (Amendment No. 2) filed with the Securities and Exchange Commission on December 31, 2008 by Samana Capital, L.P., Morton Holdings, Inc., and Philip B. Korsant, which share the power to vote and dispose of the shares of Common Stock.
(13)

Includes 441,168 shares of Common Stock issuable upon conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants. The business address of Leaf Offshore Investment Fund Ltd. is 515 Madison Avenue, 42nd Floor, New York, NY 10022.

(14)	Includes 33,396 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.
(15)

Includes 44,109 shares of Common Stock issuable upon the conversion of shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants. The business address of J. Leighton Read is c/o Alloy Ventures, 480 Cowper Street, 2nd Floor, Palo Alto, CA 94301.

(16)	Includes 3,393 shares of Series A Preferred issuable upon the exercise of Series A Preferred warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Settlement Agreement with AFB Fund, LLC, Louis Blumberg and Laurence Blumberg

On May 19, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the AFB Fund, LLC (“AFB”), Louis Blumberg and Laurence Blumberg relating to AFB’s stockholder proposal seeking stockholder approval of a recommendation to the Company’s Board of Directors that the Company’s certificate of incorporation be amended to eliminate those provisions of the certificate of incorporation that provide for a staggered Board of Directors and to impose four-year term limits upon director service on the Board of Directors and the nomination of Louis Blumberg by AFB to the Company’s Board of Directors in lieu of one of the Board of Directors’ nominees.

In accordance with the terms of the Settlement Agreement, the Company expanded the size of the Board of Directors to create one new directorship and appointed Louis Blumberg to the Board of Directors to fill the newly created vacancy. Under the Settlement Agreement, the Company agreed to submit and recommend a proposal to its stockholders at the Company’s 2009 annual meeting of stockholders to amend the Company’s certificate of incorporation in order to eliminate the staggered Board of Directors. If the stockholders approve this amendment, the Company agreed that it will use all reasonable efforts to eliminate the staggered Board at the Company’s 2009 annual meeting of stockholders, which means that the terms of all directors would expire at the Company’s 2009 annual meeting of stockholders and all directors would be elected at the 2009 annual meeting of stockholders to serve until the Company’s 2010 annual meeting of stockholders and until their successors are elected and qualified.

Under the Settlement Agreement, AFB agreed to terminate its potential proxy solicitation to elect Louis Blumberg as a member of the Board of Directors in lieu of a nominee recommended by the Board of Directors and to withdraw its stockholder proposal seeking stockholder approval of a recommendation that the Board of Directors amend the Company’s certificate of incorporation to eliminate the provisions providing for a staggered Board of Directors and to impose four-year term limits upon director service on the Board of Directors. AFB, Louis Blumberg and Laurence Blumberg also agreed through the 2008 annual meeting of stockholders (the “2008 Meeting”) not to conduct a proxy solicitation from the Company’s stockholders, otherwise engage in any course of conduct with the purpose of causing the stockholders to vote contrary to the recommendation of the Board of Directors on any matter presented to the stockholders for their vote, or otherwise act, directly or indirectly, alone or in concert with others, to seek to control or influence the management, the Board of Directors, policies and affairs of the Company, other than through Louis Blumberg, in his capacity as a member of the Board of Directors.

Under the Settlement Agreement, AFB, Louis Blumberg and Laurence Blumberg agreed to, and agreed to cause each of their affiliates to, cause all voting securities of the Company beneficially owned by them to be present at the 2008 Meeting for the purpose of establishing a quorum and to be voted at the annual meeting (i) for the director nominees recommended by the Board of Directors; (ii) for the other proposals set forth in the Proxy Statement for the 2008 Meeting; and (iii) in accordance with the recommendation of the Board of Directors on any proposals of any other stockholder of the Company, including with regard to nomination of one or more nominees for election as director in opposition to the nominees of the Board of Directors, at the 2008 Meeting.

Voting Agreement with Robert Khederian

On December 14, 2007, the Company entered into the Restated Voting Agreement with Mr. Khederian, in connection with the appointment of Dr. Haghighi-Mood as the Company’s President and Chief Executive Officer. The Restated Voting Agreement amended and restated the Voting Agreement dated October 29, 2007 with Mr. Khederian that was executed by the parties in connection with the appointment to the Board of two new independent directors of the Company.

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

Under the Restated Voting Agreement, Mr. Khederian agreed to hold and not transfer or otherwise dispose of any of the Series A Warrants registered in his name or any shares of Series A Stock that he may acquire upon exercise of his Series A Warrants if, as a result of such transfer or disposition, he will not hold a majority of the Series A Preferred (assuming the exercise of all outstanding Series A Warrants). Mr. Khederian also agreed that upon the request of the Board he would exercise that number of Series A Warrants so that he holds at least a majority of the shares of Series A Preferred then outstanding and entitled to vote. Mr. Khederian further agreed to vote all of his shares of Series A Preferred so as to elect up to three individuals that are nominated or recommended for election as Series A Preferred directors by a majority of the Board, provided that, in the case of each such director, the Board has determined that such individual qualifies as an independent director under the Nasdaq Marketplace Rules then in effect or such director is serving at the time of the election as the Chief Executive Officer of the Company.

On May 14, 2008, the Company and Mr. Khederian entered into Amendment No. 1 to the Amended and Restated Voting Agreement (the “Amendment”). Under the Amendment, Mr. Khederian agreed that, upon the request of the Board of Directors, Mr. Khederian would vote all of his shares of Common Stock and all of his shares of Series A Preferred in favor of any amendment to the Company’s certificate of incorporation in order to eliminate the staggered Board of Directors and any amendment to the certificate of incorporation to eliminate the rights of the Series A Holders, as a separate class, to elect any members of the Board of Directors.

On May 31, 2008, the Company and Mr. Khederian entered into Amendment No. 2 to the Amended and Restated Voting Agreement. Under Amendment No. 2, Mr. Khederian agrees to vote all of his shares of Series A Preferred so as to elect up to four individuals (increased from three under the prior Voting Agreement) who are nominated or recommended for election as Series A Preferred directors by a majority of the Board, provided that, in the case of each such director, the Board has determined that such individual qualifies as an independent director under the Nasdaq Marketplace Rules then in effect or such director is serving at the time of the election as the Chief Executive Officer of the Company.

Consulting and Technology Agreement with Richard J. Cohen, M.D., Ph.D.

The Company and Richard J. Cohen, M.D., Ph.D. are parties to a Consulting and Technology Agreement pursuant to which Dr. Cohen agreed to provide consulting services and license certain technologies to the Company in exchange for compensation and the payment of certain royalties by the Company. In May 2007, the Company and Dr. Cohen entered into an Amended and Restated Consulting and Technology Agreement with Dr. Cohen (the “Amended Agreement”), the material terms of which are described below.

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

The Company will continue to pay Dr. Cohen royalties on net sales related to certain technologies (including the sale of the Company’s HearTwave II System and other Microvolt T-Wave Alternans products) equal to 1.5% of such net sales. If the Company sublicenses, or grants rights to any sublicense with respect to, such technologies to an unrelated company, Dr. Cohen shall receive royalties equal to 7% of gross revenue to the Company from the sublicense. Pursuant to the terms of the Amended Agreement, the Company will pay Dr. Cohen additional royalties of $10,000 per month during the Interim Consulting Period, subject to an annual percentage increase equal to the annual percentage increase in the National Consumer Price Index for the prior year. In 2008, the Company paid Dr. Cohen approximately $171,951 in royalties under the Amended Agreement. Under the Amended Agreement, Dr. Cohen received in May 2007, as compensation for his consulting effort, an aggregate of 175,000 shares of restricted common stock of the Company subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. Dr. Cohen will not receive any additional compensation for the Additional Consulting Period.

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

Director Independence

The Board has determined that Messrs. Hachikian, Wiggins, Malleck and McGuire are independent directors, as defined by the rules of The Nasdaq Stock Market. The Board of Directors has established three standing committees—Audit, Compensation, and Nominating and Governance. The Audit and Nominating and Governance Committees each operate under a charter that has been approved by the Board. Current copies of the charters of the Audit and Nominating and Governance Committees are posted in the Corporate Governance section of the Company’s website at www.cambridgeheart.com.

The members of the Audit Committee are Mr. McGuire (Chairman), Mr. Wiggins and Mr. Malleck. The Board of Directors has determined that all members of the Audit Committee are independent as determined under Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and as defined by the rules of The Nasdaq Stock Market.

The members of the Compensation Committee are Mr. Hachikian (Chairman), Mr. Malleck and Mr. McGuire. All members of the Compensation Committee are independent as defined under the rules of The Nasdaq Stock Market.

The members of the Nominating and Governance Committee are Mr. Wiggins (Chairman), Mr. McGuire and Mr. Hachikian. All members of the Nominating Committee are independent as defined under the rules of The Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table summarizes the fees of Vitale, Caturano & Company, PC billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

Fee Category	2008		2007
Audit Fees	$125,000		$117,867
Audit-Related Fees	$6,050	(1)	$—
All Other Fees	$—		$—
Total Fees	$131,050		$117,867

(1)	Consists of fees related to SEC filings and accounting consultation.

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

There were no audit or non-audit services provided to the Company for the fiscal year ended December  31, 2008 that were not approved by the Audit Committee or its chairman.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	The following exhibits are filed as part of this Report on Form 10-K/A:

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2009.

CAMBRIDGE HEART, INC.

By:	/s/ ALI HAGHIGHI-MOOD
Ali Haghighi-Mood President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALI HAGHIGHI-MOOD Ali Haghighi-Mood	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2009

/s/ VINCENZO LICAUSI Vincenzo LiCausi	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2009

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002