Form 10-Q
period 2009-03-31
CAMBRIDGE HEART INC
filed 2009-05-15
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2009

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	64,932,471

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2008	March 31, 2009
Assets

Current assets:
Cash and cash equivalents	$6,207,074	$5,000,514
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $283,576 and $259,876 at December 31, 2008 and March 31, 2009, respectively	766,879	595,804
Inventory	1,455,330	1,348,050
Prepaid expenses and other current assets	123,080	156,726

Total current assets	$8,652,363	$7,201,094
Fixed assets	358,434	328,282
Restricted cash, net of current portion	400,000	400,000
Other assets	47,845	46,794

Total Assets	$9,458,642	$7,976,170

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$475,556	$583,620
Accrued expenses	1,275,144	1,329,285
Current portion of capital lease	11,135	11,699

Total current liabilities	1,761,835	1,924,604

Capital lease obligation, long-term portion	27,121	23,976

Total liabilities	1,788,956	1,948,580
Commitments and contingencies (Note 8)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2008 and March 31, 2009; 5,154 shares issued and outstanding at December 31, 2008 and March 31, 2009, liquidation preference of $12,501,135 at December 31, 2008 and March 31, 2009	11,678,244	11,678,244

Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2008 and March 31, 2009, respectively; 65,016,521, shares issued and outstanding at December 31, 2008; 64,932,471 shares issued and outstanding at March 31, 2009	65,017	64,932
Additional paid-in capital	84,570,518	85,083,573
Accumulated deficit	(88,644,093)	(90,799,159)

Total stockholders’ deficit	(4,008,558)	(5,650,654)

Total Liabilities and Stockholders’ Deficit	$9,458,642	$7,976,170

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2008	2009
Revenue	$1,176,601	$835,522

Cost of goods sold	560,193	492,810

Gross profit	616,408	342,712

Costs and expenses:
Research and development	110,493	74,448
Selling, general and administrative	3,054,478	2,432,955

Total Operating Expenses	3,164,971	2,507,403

Loss from operations	(2,548,563)	(2,164,691)

Interest income	168,878	11,689

Interest expense	(2,915)	(2,064)

Net loss	$(2,382,600)	$(2,155,066)

Net loss per common share-basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding-basic and diluted	64,543,021	64,543,021

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(2,382,600)	$(2,155,066)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	21,014	34,083
Stock-based compensation expense	742,987	512,970
Provision (credit) for allowance for bad debts	53,108	(23,700)
Gain on disposal of fixed assets	(14,100)	—
Changes in operating assets and liabilities:
Accounts receivable	872,989	194,775
Inventory	140,240	107,280
Prepaid expenses and other current assets	(25,675)	(33,646)
Accounts payable and accrued expenses	(404,599)	162,205

Net cash used for operating activities	(996,636)	(1,201,099)

Cash flows from investing activities:
Purchases of fixed assets	(121,038)	(2,880)
Proceeds from the sale of fixed assets	14,100	—
Purchases of marketable securities	(1,000,000)	—
Proceeds from the sale of marketable securities	2,700,000	—

Net cash provided by (used in) investing activities	1,593,062	(2,880)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4,133)	(2,581)

Net cash (used in) financing activities	(4,133)	(2,581)

Net increase (decrease) in cash and cash equivalents	592,293	(1,206,560)
Cash and cash equivalents, beginning of period	866,510	6,207,074

Cash and cash equivalents, end of period	$1,458,803	$5,000,514

Supplemental Disclosure of Cash Flow Information

The Company paid $2,915 and $2,064 in interest expense for the three month periods ended March 31, 2008 and 2009, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Cambridge Heart, Inc.’s (“The Company”) interim financial statements as of March 31, 2008 and 2009 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of March 31, 2009, results of operations for the three months ended March 31, 2008 and 2009 and cash flows for the three months ended March 31, 2008 and 2009.

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

Management believes that our existing resources and currently projected financial results including the recent cost cutting initiative, further described in Note 9, are sufficient to fund our operations through March 31, 2010. We will evaluate opportunities to raise additional capital through public or private financing, collaborative relationships or other arrangements. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unsuccessful in raising additional capital as circumstances require, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2008.

The results of operations for the three month period of March 31, 2009 are not necessarily indicative of results to be expected for the entire year or future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents consistent with SFAS 95, “Statement of Cash Flows”. The carrying amount of the Company’s cash equivalents approximates fair value due to the nature of these investments. This may include short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase, money market funds, short-term certificate of deposit and demand deposits with financial institutions.

At December 31, 2008 and March 31, 2009, respectively, $3,004,544 and $1,788,037 of the Company’s cash and cash equivalent was in a transaction account that is 100% covered by Federal Deposit Insurance Coverage (FDIC) through December 31, 2009 under the Temporary Liquidity Guarantee Program. At December 31, 2008 and March 31, 2009, the Company classified investments in money market funds and short-term certificate of deposit totaling $3,196,586 and $3,206,704, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are partly in short-term bank certificate of deposit and a money market fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities.

In November 2007, the Company entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space. The initial lease term was for 62 months with an option to extend the lease for one extension period of five years. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and reduces by $100,000 at the end of the second, third and fourth lease years. The Company has recorded this letter of credit as restricted cash in the accompanying balance sheet.

The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $374,890 at March 31, 2009 ($362,938 at December 31, 2008) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized on a straight line basis over the term of the usage agreement (generally three months).

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly year ended 2008 was $3,764 and $3,349 for the first three months of 2009. The Company provided $53,108 for allowance for doubtful accounts for the first three months of 2008 and decreased the allowance by $23,700 for the first three months of 2009. At December 31, 2008 and March 31, 2009 the allowance for doubtful accounts was $283,576 and $259,876, respectively.

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

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three month period ended March 31, 2009, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 6,407,368 shares of common stock, warrants for the purchase of 115,231 shares of Series A Convertible Preferred Stock, 154 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive and as none of the outstanding classes of convertible preferred stock have a contractual obligation to share in the Company’s losses, as defined in Emerging Issues

Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”. For the three month period ended March 31, 2008, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the period. The impact of options to purchase 6,414,784 shares of common stock, warrants for the purchase of 115,385 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate their fair values at December 31, 2008 and March 31, 2009.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2008, the Company recognized a provision of $920,787 for excess inventory built up in connection with our contractual obligation as part of the Co-Marketing Agreement with St. Jude Medical. The provision was based on the uncertainty about realizing the value of excess inventory. No additional provisions were made in the three month period ended March 31, 2009. We do not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives. Repair and maintenance costs are expensed as incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. At March 31, 2008 and 2009, the Company had $14,100 and $0 gain from the sale of fixed assets, respectively.

Licensing Fees and Patent Costs

The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed based upon such patents and technologies, subject to certain covenants. Payments made under the licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement became effective for us beginning January 1, 2009. The adoption of SFAS 141R did not impact on our financial position and results of operations, and will not unless we consummate an acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement became effective for us beginning January 1, 2009 and did not have an impact on our financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applied to nonfinancial assets and liabilities as noted in FSP No. 157-2 (See Note 3). We adopted the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities. We did not have non-financial assets or non-financial liabilities covered by the provisions of SFAS No. 157 which required remeasurement upon adoption or during the three months ended March 31, 2009, and therefore there was no impact of adoption on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement became effective for us beginning January 1, 2009 and did not have impact on results of operations and financial condition, or financial statements.

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

In June 2008 the FASB Emerging Task Force issued EITF Abstract Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). The issue clarifies the determination of equity instruments which may qualify for an exemption from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Generally, equity instruments which qualify under the guidelines of EITF 07-05 may be accounted for in equity accounts; those which do not qualify are subject to derivative accounting. The guidance became effective for us on January 1, 2009. Management performed an analysis of the Company’s existing instruments using the guidance under EITF 07-05 and determined that it has no impact on the Company’s results of operations and financial condition.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1 and APB 28-1”). This FSP amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require interim and annual disclosures of the fair value of financial instruments, together with the related carrying amount and how each amount relates to what is reported in the statement of financial position. This FSP also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for our second fiscal quarter ended June, 30, 2009. We are currently evaluating the impact of FSP FAS 107-1 and APB 28-1, which may require additional disclosure.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for our second fiscal quarter ended June, 30, 2009. . The Company does not expect the adoption of FSP FAS No. 115-2 and FAS No. 124-2 to have a material impact on its results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed. FSP FAS 157-4 is effective for our second fiscal quarter ended June, 30, 2009. We do not expect the adoption of FSP 157-4 to have a material impact on its results of operations and financial condition.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The Company has no financial liabilities that are measured at fair value on a recurring basis at December 31, 2008 and March 31, 2009.

Financial assets measured at fair value on a recurring basis at March 31, 2009 are summarized below:

	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Money market funds (included in cash and cash equivalents)	$2,961,704			$2,961,704
Certificate of deposits		245,000		$245,000

Total assets	$2,961,704	$245,000	$—	$3,206,704

4. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three month periods ended March 31, 2008 and 2009. During the three month periods ended March 31, 2008 and 2009, international sales accounted for 11% and 13% of total revenues, respectively.

5. INVENTORIES

	December 31, 2008	March 31, 2009
Raw materials	$383,152	$315,239
Work in process	10,927	7,583
Finished goods	1,061,251	1,037,160

	$1,455,330	$1,359,982

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

Total shares of preferred stock issued and outstanding at December 31, 2008 and March 31, 2009, respectively were as follows:

	December 31, 2008	March 31, 2009
Series A Convertible Preferred
Shares issued and outstanding	154	154
Liquidation preference and redemption value	$1,135	$1,135

Series C Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	12,500,000	12,500,000

Total Convertible Preferred
Shares issued and outstanding	5,154	5,154
Liquidation preference and redemption value	$12,501,135	$12,501,135

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

As part of the financing described above, the Company also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of Series A stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. The expiration date of these warrants has been extended from January 1, 2009 until June 30, 2009 in accordance with the terms of the registration rights agreement between the Company and the investors.

The Company had warrants for the purchase of 115,231 shares of Series A Preferred Stock, which are convertible into an additional 1,498,003 shares of common stock, outstanding at December 31, 2008 and March 31, 2009.

During the period ended December 31, 2008, warrants to purchase 154 shares of Series A stock were exercised.

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

7. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $742,987 and $512,970 or $0.01 and $0.01 per share in the three month periods ended March 31, 2008 and 2009, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Three Months Ended March 31,
	2008	2009
Dividend Yield	0.0%	0.0%
Expected Volatility	111.9%	129.5%
Risk Free Interest Rate	1.8%	1.1%
Expected Option Terms (in years)	5	5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 20,000 new stock options granted during the three months ended March 31, 2009.

At March 31, 2009, there were approximately 2,704,894 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were no new restricted stock grants issued to employees in the three month period ended March 31, 2009. For the three month period ended March 31, 2009 approximately 1,102,750 shares of restricted stock were available for future grant. Included in the Company’s Statement of Operations for the three months ended March 31, 2009 was $68,677 of compensation related to restricted stock previously granted.

Restricted stock activity for the three months ended March 31, 2009 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2008	473,500	$1.62
Granted	—	—
Vested	—	—
Forfeited	(84,100)	0.48

Nonvested balance as of March 31, 2009	389,400	$1.53

Stock option transactions under the Company’s equity incentive plans during the three months ended March 31, 2009 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	6,889,868	$1.50
Granted	20,000	$0.12
Exercised	—	$—
Canceled/Forfeited	(502,500)	$1.86

Outstanding at March 31, 2009	6,407,368	$1.32	7.53

Exerciseable at March 31, 2009	3,082,243	$1.42	5.47

The fair value of options granted during the three months ended March 31, 2009 was $2,400, with a per share weighted average fair value of $0.12. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of March 31, 2009, there was $492,939 of total unrecognized compensation cost related to approximately 3,217,622 unvested outstanding stock options, with a per share weighted average fair value of $1.32. The expense is anticipated to be recognized over a weighted average period of 1.73 years. The total intrinsic value of stock options exercised during the first three months of 2009 was $0. No stock options were exercised in the first three months ended March 31, 2009.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three months ended March 31, 2008 and 2009 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended March 31,
	2008	2009
Cost of goods sold	$2,833	$(221)
Research and development	24,150	28,484
Selling, general and administrative	716,004	484,707

Share-based compensation expense	$742,987	$512,970

8. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008 and March 31, 2009.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $63,058 and $48,789 of accrued warranties at March 31, 2008 and 2009, respectively, as set forth in the following table:

	For the three months ended March 31,
	2008	2009
Balance at beginning of period	$99,800	$39,076

Provision for warranty for units sold	15,500	9,750

Cost of warranty incurred	(52,242)	(37)

Balance at end of period	$63,058	$48,789

9. OTHER DEVELOPMENTS

In March 2009, the Company implemented an expense reduction initiative in order to position the Company to operate more efficiently, focus its resources to take advantage of strategic opportunities and reduce cash expenditures. This initiative includes a reduction in headcount from 39 full-time and 5 part-time employees at December 31, 2008 to 27 full-time and 5 part-time employees. The reduction in headcount, which impacts all of the Company’s operational areas, includes a restructuring of the direct sales organization to improve cost effectiveness.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing organization or partners to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of third-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology, overall economic and market conditions. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac arrest (SCA). Our proprietary technology and products are the first diagnostic tools cleared by the FDA to non-invasively measure Microvolt levels of T-Wave Alternans or MTWA, an extremely subtle beat-to-beat fluctuation in the T-Wave portion of a patient’s electrocardiogram. Our MTWA Test is performed using our primary product, the HearTwave II System in conjunction with our single patient use Micro-V Alternans Sensors.

Strategy

Our mission is to have our MTWA Test become a standard of care in the diagnostic monitoring regime for patients who are at elevated risk of SCA. We intend to achieve this mission by making our technology readily available, potentially in multiple product embodiments, in cardiology and internal medicine physician practices, and hospitals that provide healthcare services for those cardiac patients. In addition to our direct sales and marketing efforts, we intend to expand our distribution efforts through strategic partnerships with existing medical device companies who can offer greater access to our target customers. We believe that gaining access to a larger and more established distribution network will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology, thereby increasing sales of our proprietary Micro-V Alternans Sensors.

Distribution Update

At March 31, 2009, we employed 5 direct sales representatives in the U.S. and employed 11 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

During 2008, we had 11 direct sales representatives who sold our products in the United States and 2 area vice presidents of sales. In addition, we had 15 clinical application specialists to install systems, train customers and enhance sensor utilization. See “Other Recent Development” for further details regarding our headcount.

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

In July 2008, we entered into a Restated Co-Marketing Agreement with St. Jude Medical, which effective May 5, 2008, replaced the previous Co-Marketing Agreement. The amendment granted St. Jude Medical the non-exclusive right to market and sell our HearTwave II System and other MTWA products to physicians in North America. Pursuant to the Restated Agreement, we retained full sales responsibility and could approach and deal directly with any account. We agreed to collaborate in the development and implementation of co-marketing programs with respect to marketing our products that may involve co-branding marketing materials, co-sponsoring of educational events and joint presence at industry conventions and trade shows. The Restated Agreement ended on November 5, 2008

Reimbursement Update

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

Prior to March 2006, local Medicare carriers had provided coverage for the Microvolt T-Wave Alternans Test. However, actual reimbursement has been inconsistent and in many instances administratively burdensome to physicians making it difficult to obtain. In addition to Medicare reimbursement at a local level, CMS issues National Coverage Determinations (NCDs) which represent approximately 10% of total Medicare coverage policies. In 2005, we applied to CMS for a NCD in order to gain broader and more uniform reimbursement coverage for our MTWA Test. After a nine-month application process, which included two public comment periods, CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for payment for MTWA testing of patients at risk of SCD only when a MTWA test is performed using the Analytic Spectral Method, which is our patented and proprietary method of analysis.

We estimate that up to 10 million patients in the U.S. are most likely to benefit from our MTWA Test. In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan and South Dakota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. In 2008, Premera Blue Cross and Blue Cross Blue Shield of Arizona revised their policies to make Microvolt T-Wave Alternans Testing a covered benefit. In February 2009, Harvard Pilgrim Health Care initiated reimbursement for the MTWA test. In April 2009, WellPoint revised its coverage policy on MTWA testing from a covered service to a non-covered service. We estimate that approximately 6 million high-risk cardiac patients are currently covered for MTWA testing by either Medicare or other commercial health plans in the United States.

Recent Clinical Developments

In May 2008, a meta-analysis of MTWA studies, which included the MASTER trial, conducted by a group led by Stefan Hohnloser, MD, FHRS, of the JW Goethe University Division of Cardiology in Frankfurt, Germany, was presented by Dr. Stefan Hohnloser at the Heart Rhythm Society 2008 Scientific Sessions in San Francisco. The study entitled “Predictive Accuracy of Microvolt T-Wave Alternans Testing in Primary Prevention Patients With and Without ICDs” analyzed 13 clinical studies, which collectively involved approximately 6,000 cardiac patients. The results showed that MTWA was a highly accurate predictor of arrhythmic events in those studies which used sudden cardiac death or sustained arrhythmias as the primary endpoint. Dr. Hohnloser noted that “appropriate” ICD therapy appeared to be an unreliable surrogate endpoint for sudden cardiac death and can skew the results of risk stratification studies. This comprehensive analysis, which was published in a supplement to the March 2009 issue of the Heart Rhythm journal, confirms the findings of numerous peer-reviewed studies which underscore the important role of MTWA in assessing a patient’s risk of sudden cardiac arrest and points out the contrast between results from these studies that used sudden cardiac death or sustained arrhythmias as the primary endpoint and those studies, such as the MASTER trial, in which “appropriate” ICD discharge was the predominant endpoint. For additional information concerning clinical studies involving our MTWA test, including the MASTER trial, see Item 1. “Business—Clinical Studies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Other Recent Developments

In March 2009, in order to reduce cash expenditures, the Company implemented an expense reduction initiative. This initiative included a reduction in headcount from 39 full-time and 5 part-time employees at December 31, 2008, to 27 full-time and 5 part-time employees. The reduction in headcount, which impacts all of the Company’s operational areas, included a restructuring of the direct sales organization to improve cost effectiveness.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the three months ended March 31, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended March 31,
($000’s)	2008	% of Total	2009	% of Total	% Change
Alternans Products:
U.S.	$944,585	80%	$522,015	62%	-45%
Rest of World	33,880	3%	47,727	6%	41%

Total	978,465	83%	569,742	68%	-42%

Stress Products:
U.S.	96,936	8%	202,780	24%	109%
Rest of World	101,200	9%	63,000	8%	-38%

Total	198,136	17%	265,780	32%	34%

Total Revenues	$1,176,601	100%	$835,522	100%	-29%

Three Month Periods Ended March 31, 2008 and 2009

Revenue

Total revenue for the three months ended March 31, 2008 and 2009 was $1,176,601 and $835,522, respectively, a decrease of 29%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $978,465 during the three months ended March 31, 2008 compared to $569,742 during the same period of 2009, a decrease of 42%. Our Alternans products accounted for 83% and 68% of total revenue for the three-month periods ended March 31, 2008 and 2009, respectively. Revenue from the sale of our non-Alternans products for the three months ended March 31, 2008 and 2009 was $198,136 and $265,780, respectively.

The decrease in revenue was primarily driven by fewer HearTwave II System sales resulting from various factors including the ongoing weakness in the sales of medical capital equipment in general, and our limited scope of distribution.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended March 31, 2008 and 2009, was 52% and 41%, respectively. The decrease in gross profit as a percentage of revenue is primarily attributable to lower overall sales levels relative to fixed overhead costs and higher expenses related to service and repairs.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended March 31,
	2008	% of Total Revenue	2009	% of Total Revenue	% Inc/(Dec) 2008 vs 2009
Operating Expenses:
Research and development	$110,493	9%	74,448	9%	-33%
Selling, general and administrative	3,054,478	260%	2,432,955	291%	-20%

Total	$3,164,971	269%	$2,507,403	300%	-21%

Research and Development

Research and development expense for the three months ended March 31, 2008 and 2009 was $110,493 and $74,448, respectively, a decrease of 33%. Research and development expense for the 2009 period was lower due to non-recurring patent related expenses incurred by the Company in 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2008 and 2009 was $3,054,478 and $2,432,955, respectively, a decrease of 20%. The decrease in selling expense from the 2008 period was primarily driven by lower variable selling expenses as a result of lower sales of commissionable products and less non-cash compensation expense related to unvested stock options that were forfeited as a result of the reduction in force. Further the first quarter of 2008 included commission costs related to the St. Jude Medical Co-Marketing Agreement. General and Administrative expenses were also lower compared to the 2008 period due to lower non-cash compensation expense related to unvested stock options that were forfeited and non-recurring legal advisory related costs. SG&A expense for the 2008 and 2009 period included $716,004 and $484,707 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended March 31, 2008 and 2009 was $165,963 and $9,625, respectively, a decrease of 94%. The decrease is primarily the result of lower amounts of invested cash and declines in short-term interest rates.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended March 31, 2008 was $2,382,600 compared to $2,155,066 in the same period in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $6,207,074 at December 31, 2008 compared to $5,000,514 at March 31, 2009. At December 31, 2008 and March 31, 2009, investments consisted of money market funds and short-term certificate of deposits. As discussed in Note 2, the Company classifies investments in money market funds and short-term certificate of deposits as cash equivalents since these investments are readily convertible into known amounts of cash in short order and have insignificant valuation risk.

The overall decrease in the Company’s cash, cash equivalents is primarily attributable to cash used by operations. Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. In the first quarter of 2009, we experienced losses from operations of $2,164,691. The main changes in operating assets and liabilities in 2009 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $194,775, or 25%, as a result of lower sales volume and cash collection efforts, and a decrease in inventory, net of reserve, of $107,280, or 7%, primarily attributable to sufficient inventory built up in connection with our contractual obligations to St. Jude Medical. Prepaid expenses and other current assets at March 31, 2009 increased $33,646 compared to December 31, 2008. Accounts payable and accrued expenses at March 31, 2009 increased $162,205 compared to December 31, 2008 as due to timing of certain expenses. As a result of the aforementioned, we have incurred negative cash flow from operations of $1,201,099 for the three months ended March 31, 2009. In addition, we have an accumulated deficit at March 31, 2009 of $90,799,159.

In March 2009, we implemented an expense reduction initiative. The initiative, in conjunction with previous measures, included a 33% reduction in headcount from 46 full-time equivalents employees in the fourth quarter of 2008. The reduction in headcount, which impacts all of our operational areas, includes a restructuring of the direct sales organization to improve cost effectiveness. We have evaluated the Company’s cash flow for the next 12 months assuming average sales productivity per sales representative consistent with the prior quarters and operating expenditures reflecting our cost cutting initiative. Further, given the current level of inventory, we do not anticipate having to make significant inventory purchases related to our HearTwave II System during the coming quarters. We believe that our existing resources, and currently projected financial results including the cost cutting initiative, are sufficient to fund our operations through March 31, 2010. We will evaluate opportunities to raise additional capital through public or private financing, collaborative relationships or other arrangements. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders.

If the Company is unsuccessful in raising additional capital as circumstances require, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to March 31, 2009. In addition, monthly royalty under the Company’s consulting and technology agreement is $10,505.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2009 are set forth in the table below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$45,942	$17,784	$28,158	$—	$—
Operating Lease Obligations	$1,554,275	$359,003	$1,162,070	$33,202	$—
Purchase Obligations	$50,000	$10,000	$20,000	$20,000	$—

Total	$1,650,217	$386,787	$1,210,228	$53,202	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our new executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced March 1, 2008. We were not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and is reduced by $100,000 at the end of each of the second, third and fourth lease years. The landlord for the property was responsible for paying the costs of construction for the interior of the space occupied by us. We are generally responsible for paying for our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

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

We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations. None of these instruments are held for trading purposes. Although we have implemented policies to preserve our capital, there can be no assurance that the valuation and liquidity of investments are not exposed to some level of risk due to market conditions.

At December 31, 2008 and March 31, 2009, our investments consisted of money market funds and short-term bank certificate of deposits. The money market funds are currently invested in a government backed money market fund and the certificate of deposits are insured by FDIC. Given the relative security and liquidity associated with the money market fund and certificate of deposits, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: May 15, 2009	By:	/s/ Vincenzo LiCausi
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.