Form 10-Q
period 2009-06-30
CAMBRIDGE HEART INC
filed 2009-08-14
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2009

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	64,922,471

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2008	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$6,207,074	$3,819,453
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $283,576 and $232,913 at December 31, 2008 and June 30, 2009, respectively	766,879	551,914
Inventory	1,455,330	1,336,629
Prepaid expenses and other current assets	123,080	84,484

Total current assets	8,652,363	5,892,480
Fixed assets	358,434	273,640
Restricted cash, net of current portion	400,000	400,000
Other assets	47,845	45,743

Total Assets	$9,458,642	$6,611,863

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$475,556	$782,509
Accrued expenses	1,275,144	1,051,112
Current portion of capital lease	11,135	12,293

Total current liabilities	1,761,835	1,845,914

Capital lease obligation, long-term portion	27,121	20,671

Total liabilities	1,788,956	1,866,585

Commitments and contingencies (Note 8)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2008 and June 30, 2009; 5,154 shares issued and outstanding at December 31, 2008 and June 30, 2009 with a liquidation value of $12,500,000	11,678,244	11,678,244

	11,678,244	11,678,244

Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2008 and June 30, 2009, respectively; 65,016,521, shares issued and outstanding at December 31, 2008; 64,922,471 shares issued and outstanding at June 30, 2009	65,017	64,922
Additional paid-in capital	84,570,518	85,580,465
Accumulated deficit	(88,644,093)	(92,578,353)

Total stockholders’ deficit	(4,008,558)	(6,932,966)

Total Liabilities and Stockholders’ Deficit	$9,458,642	$6,611,863

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenue	$927,448	$793,090	$2,104,049	$1,628,612
Cost of goods sold	525,347	462,691	1,085,464	955,501

Gross profit	402,101	330,399	1,018,585	673,111

Costs and expenses:
Research and development	177,254	92,239	287,747	166,687
Selling, general and administrative	2,854,790	2,017,825	5,909,288	4,450,779

Total operating expenses	3,032,044	2,110,064	6,197,035	4,617,466

Loss from operations	(2,629,943)	(1,779,665)	(5,178,450)	(3,944,355)
Interest income	72,781	2,304	242,199	13,696
Interest expense	(2,222)	(1,834)	(5,137)	(3,601)

Net loss	$(2,559,384)	$(1,779,195)	$(4,941,388)	$(3,934,260)

Net loss attributable to common stockholders	$(2,559,384)	$(1,779,195)	$(4,941,388)	$(3,934,260)

Net loss per common share-basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.06)

Weighted average common shares outstanding-basic and diluted	64,543,021	64,543,021	64,543,021	64,543,021

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(4,941,388)	$(3,934,259)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	37,005	47,852
Stock-based compensation expense	1,473,104	1,009,853
Provision (credit) for allowance for bad debts	94,324	(50,663)
Gain on disposal of fixed assets	(14,100)	—
Changes in operating assets and liabilities:
Accounts receivable	1,328,592	265,628
Inventory	19,957	159,630
Prepaid expenses and other current assets	(27,709)	38,596
Other Assets	14,200	—
Accounts payable and accrued expenses	(222,600)	82,921

Net cash used for operating activities	(2,238,615)	(2,380,442)

Cash flows from investing activities:
Purchases of fixed assets	(152,270)	(1,887)
Proceeds from the sale of fixed assets	14,100	—
Purchases of marketable securities	(2,472,000)	—
Proceeds from the sale of marketable securities	4,422,000	—

Net cash provided by (used for) investing activities	1,811,830	(1,887)

Cash flows from financing activities:
Proceeds from exercise of Series A convertible stock warrants	852	—
Principal payments on capital lease obligations	(6,356)	(5,292)
Proceeds from revolving credit	2,500,000	—

Net cash provided by (used in) financing activities	2,494,496	(5,292)

Net increase (decrease) in cash and cash equivalents	2,067,711	(2,387,621)
Cash and cash equivalents, beginning of period	866,510	6,207,074

Cash and cash equivalents, end of period	$2,934,221	$3,819,453

Supplemental Disclosure of Cash Flow Information

The Company paid $5,137 and $3,601 in interest expense for the six month period ended June 30, 2008 and 2009, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Cambridge Heart, Inc.’s (“The Company”) interim financial statements as of June 30, 2008 and 2009 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2008 and 2009 and cash flows for the six months ended June, 2008 and 2009.

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

Management believes that the existing resources and currently projected financial results including the recent cost cutting initiative, further described in Note 9, are sufficient to fund operations through March 31, 2010. In the near-term, we will explore opportunities to raise additional capital through public or private financing, collaborative relationships or other arrangements. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unsuccessful in raising additional capital as circumstances require, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2008.

The results of operations for the three and six month periods of 2009 are not necessarily indicative of results to be expected for the entire year or future periods.

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

At December 31, 2008 and June 30, 2009, respectively, $3,004,544 and $1,593,124 of the Company’s cash and cash equivalent was in a transaction account that is 100% covered by Federal Deposit Insurance Coverage (FDIC) through December 31, 2009 under the Temporary Liquidity Guarantee Program. At December 31, 2008 and June 30, 2009, the Company classified investments in money market funds totaling $3,196,586 and $2,209,567, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are in a money market fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities.

In November 2007, the Company entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space. The initial lease term was for 62 months with an option to extend the lease for one extension period of five years. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of the second, third and fourth lease years. The Company has recorded this letter of credit as restricted cash in the accompanying balance sheet.

The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Under Emerging Issue Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in multiple element arrangements, separate elements can be considered separate units of accounting when the delivered unit has value to a customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered element. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $303,512 at June 30, 2009 ($362,938 at December 31, 2008) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized over the term of the usage agreement (generally three months).

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly for the year ended 2008 was $3,764 and $2,700 for the first six months of 2009. The Company provided $94,324 for allowance for doubtful accounts for the first six months of 2008 and decreased the allowance by $50,663 for the first six months of 2009. At December 31, 2008 and June 30, 2009 the allowance for doubtful accounts was $283,576 and $232,913, respectively.

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

Net Loss Per Share

Consistent with SFAS No. 128, “Earnings Per Share,” basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three and six month periods ended June 30, 2009, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the periods. The impact of options to purchase 5,883,366 shares of common stock, warrants for the purchase of 115,231 shares of Series A Convertible Preferred Stock, 154 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive and as none of the outstanding classes of convertible preferred stock have a contractual obligation to share in the Company’s losses, as defined in Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate their fair values at December 31, 2008 and June 30, 2009. The fair value of capital lease obligations is estimated at its carrying value based upon current rates.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2008, the Company recognized a provision of $920,787 for excess inventory built up in connection with our contractual obligation as part of the Co-Marketing Agreement with St. Jude Medical. The provision was based on the uncertainty about realizing the value of excess inventory. No additional provisions were made in the six month period ended June 30, 2009. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives. Repair and maintenance costs are expensed as incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. At June 30, 2008 and 2009, the Company had $14,100 and $0 gain from the sale of fixed assets, respectively.

Licensing Fees and Patent Costs

The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed based upon such patents and technologies, subject to certain covenants. Payments made under the licensing agreement and costs associated with patent applications have generally been expensed as incurred because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale, have been capitalized and are being amortized over their estimated economic life of 5 years.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applied to nonfinancial assets and liabilities as noted in FSP No. 157-2 (See Note 3). We adopted the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities. We do not have non-financial assets or non-financial liabilities covered by the provisions of SFAS No. 157 which required remeasurement upon adoption and therefore there was no impact of adoption on our financial position, results of operations, or cash flows.

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

We adopted the provisions of FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), on June 30, 2009. FSP FAS 107-1 and APB 28-1 amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard increased disclosure requirements related to the Company’s interim financial statements, but did not impact our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 became effective for our second fiscal quarter ended June, 30, 2009 and had no impact on the Company’s results of operations, financial condition or financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP 157-4”) to provide guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed. FSP FAS 157-4 became effective for our second fiscal quarter ended June, 30, 2009 and had no impact on the Company’s results of operations, financial condition or financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”) . SFAS No. 168 replaces SFAS No. 162 , “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have an impact on our financial position, results of operations or cash flows.

We adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), as of June 30, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through August 14, 2009, the date we have issued this Quarterly Report on Form 10-Q. No material recognized or unrecognizable subsequent events were identified.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The Company has no financial liabilities that are measured at fair value on a recurring basis at December 31, 2008 and June 30, 2009.

Financial assets measured at fair value on a recurring basis at June 30, 2009 are summarized below:

	Fair Value Measurements Using			Assets at Fair Value
	Level 1	Level 2	Level 3
Assets
Money market funds (included in cash and cash equivalents)	$2,209,567			$2,209,567

Total assets	$2,209,567	$—	$—	$2,209,567

4. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three month periods ended June 30, 2008 and 2009. During the three and six month periods ended June 30, 2008 and 2009, international sales accounted for 21%, 16%, 9% and 11% of total revenues, respectively.

5. INVENTORIES

	December 31, 2008	June 30, 2009
Raw materials	$383,152	$349,606
Work in process	10,927	2,444
Finished goods	1,061,251	984,579

	$1,455,330	$1,336,629

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

Total shares of preferred stock issued and outstanding at December 31, 2008 and June 30, 2009, respectively were as follows:

	December 31, 2008	June 30, 2009
Series A Convertible Preferred
Shares issued and outstanding	154	154
Liquidation preference and redemption value	$1,135	$1,135

Series C Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	12,500,000	12,500,000

Total Convertible Preferred
Shares issued and outstanding	5,154	5,154
Liquidation preference and redemption value	$12,501,135	$12,501,135

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

The holders of Series A Preferred Stock are entitled to receive dividends in an amount at least equal to the product of (i) the per share dividend to be declared, paid or set aside for the common stock, multiplied by (ii) the number of shares of common stock into which such share of Series A Preferred Stock is then convertible. The Series A dividend is payable prior and in preference to any declaration or payment of any dividend on common stock.

In the event of any voluntary or involuntary liquidation (including change-in-control events), dissolution or winding up of the Company, the holders of Series A stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to holders of common stock or any other class or series of stock ranking on liquidation junior to the Series A stock, an amount equal to the greater of (i) par value per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had each such share been converted into common stock, as per the conversion price feature, immediately prior to such liquidation, dissolution or winding up.

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

As part of the financing described above, the Company also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of Series A stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. The expiration date of these warrants was extended from January 1, 2009 to June 30, 2009 in accordance with the terms of the registration rights agreement between the Company and the investors.

The Company had warrants for the purchase of 115,231 shares of Series A Preferred Stock, which are convertible into an additional 1,498,003 shares of common stock, outstanding at December 31, 2008 and June 30, 2009.

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

7. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $730,118 and $496,880 or $0.01 and $0.01 per share and $1,473,104 and $1,009,853 or $0.02 and $0.02 per share in the three and six month periods ending June 30, 2008 and 2009, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Six Months Ended June 30,
	2008	2009
Dividend Yield	0.0%	0.0%
Expected Volatility	115.1%	129.5%
Risk Free Interest Rate	2.2%	1.1%
Expected Option Terms (in years)	5	5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 20,000 new stock options granted during the six months ended June 30, 2009.

At June 30, 2009, there were approximately 3,210,893 shares of common stock available for future grants under all of the Company’s equity incentive plans. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

There were no new restricted stock grants issued to employees in the six month period ended June 30, 2009. For the six month period ended June 30, 2009, approximately 1,112,750 shares of restricted stock were available for future grant. Included in the Company’s Statement of Operations for the three and six months ended June 30, 2009 was $67,077 and $135,754 of compensation related to restricted stock previously granted. At December 31, 2008 and June 30, 2009 there was $247,042 and $175,165 of unrecognized compensation related to restricted stock previously granted.

Restricted stock activity for the six months ended June 30, 2009 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2008	473,500	$1.62
Granted	—	—
Vested	—	—
Forfeited	(94,100)	0.48

Nonvested balance as of June 30, 2009	379,400	$1.90

Stock option transactions under the Company’s equity incentive plans during the six months ended June 30, 2009 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	6,889,868	$1.50
Granted	20,000	$0.12
Exercised	—	$—
Canceled/Forfeited	(1,026,502)	$1.58

Outstanding at June, 2009	5,883,366	$1.48	7.38

Exerciseable at June 30, 2009	3,566,466	$1.56	5.78

The fair value of options granted during the six months ended June 30, 2009 was $2,046, with a per share weighted average fair value of $0.102. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of June 30, 2009, there was $2,562,577 of total unrecognized compensation cost related to approximately 2,316,900 unvested outstanding stock options, with a per share weighted average fair value of $1.11. The expense is anticipated to be recognized over a weighted average period of 2.86 years. No stock options were exercised in the first six months ended June 30, 2008 and 2009.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and six months ended June 30, 2008 and 2009 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Cost of goods sold	$2,974	$1,406	$5,807	$1,185
Research and development	28,547	798	52,697	29,282
Selling, general and administrative	698,597	494,676	1,414,600	979,386

Share-based compensation expense	$730,118	$496,880	$1,473,104	$1,009,853

8. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008 and June 30, 2009.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $49,481 and $57,788 of accrued warranties at June 30, 2008 and 2009, respectively, as set forth in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2009	2008	2009
Balance at beginning of period	$63,058	$48,789	$99,800	$39,076

Provision for warranty for units sold	13,000	8,625	28,500	18,375

Cost of warranty incurred	(26,577)	374	(78,819)	337

Balance at end of period	$49,481	$57,788	$49,481	$57,788

9. OTHER DEVELOPMENTS

In March 2009, the Company implemented an expense reduction initiative in order to position the Company to operate more efficiently, focus its resources to take advantage of strategic opportunities and reduce cash expenditures. This initiative included a reduction in headcount from 39 full-time and 5 part-time employees at December 31, 2008 to 27 full-time and 5 part-time employees. The reduction in headcount, which impacted all of the Company’s operational areas, included a restructuring of the direct sales organization to improve cost effectiveness.

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

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac arrest (SCA). Our proprietary technology and products are the first diagnostic tools cleared by the FDA to non-invasively measure Microvolt levels of T-Wave Alternans or MTWA, an extremely subtle beat-to-beat fluctuation in the T-Wave portion of a patient’s electrocardiogram. Our MTWA Test is performed using our primary product, the HearTwave II System in conjunction with our single patient use Micro-V Alternans Sensors. We estimate that up to 10-12 million patients in the U.S. are most likely to benefit from our MTWA Test.

Strategy

Our mission is to have our MTWA Test become a standard of care in the diagnostic monitoring regime used to identify and manage the risk of SCA in a broad population of cardiac patients. Historically, the Company’s marketing strategy was focused on providing MTWA testing to those patients at highest risk for SCA and who were likely candidates to receive implantable defibrillation devices (ICDs). Although MTWA testing has clearly been demonstrated to be useful in identifying those individuals who could benefit from ICD therapy, clinical experience and a growing body of data suggests that MTWA technology can and should be used in a much broader population of cardiac patients. The Company estimates that there are approximately 10 to 12 million heart attack and heart failure patients in the U.S. who can benefit from annual MTWA testing.

We intend to achieve this mission by making our technology readily available, in multiple product embodiments, in cardiology and internal medicine physician practices and in hospitals that provide healthcare services to a broad group of at-risk cardiac patients who routinely undergo cardiac evaluations, including stress testing. Our strategy calls for the Company to partner with manufacturers of cardiac stress testing equipment to develop an OEM (Original Equipment Manufacturer) MTWA Module that will be integrated into their systems. In addition to being sold to manufacturers’ new stress system customers, the Company expects that the OEM MTWA Module will be marketed as an upgrade to manufacturers’ existing installed base of stress systems users. We believe that this strategy will result in our technology being marketed to a much larger number of cardiologists and internal medicine practitioners and that gaining access to a larger and more established distribution network will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology, and increasing sales of our proprietary Micro-V Alternans Sensors. We intend to continue to leverage our direct sales and marketing efforts.

Distribution Update

At June 30, 2009, we employed 5 direct sales representatives in the U.S. and employed 11 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

On June 22, 2009, we entered into a Development, Supply and Distribution Agreement (“Agreement”) with a leading stress test manufacturer (“Distributor”) as part of our strategy to increase the sales and use of its proprietary MTWA technology. Pursuant to the Agreement, we will develop an OEM MTWA Module that will allow our MTWA test, using our proprietary Micro-V Alternans Sensors, to be performed on the Distributor’s stress test platform via customized software and patient interface. The Distributor would market the MTWA Module as an upgrade to its existing installed base of stress systems and as an optional feature to new stress customers.

Under the Agreement, we will sell and deliver to the Distributor the MTWA Module and our Micro-V Alternans Sensors (together, the “Products”) under purchase orders submitted by the Distributor. The Distributor will resell the Products for use with the Distributor’s stress test platform through its direct sales force and through its network of distributors and sub-distributors. The Distributor’s right to resell the Products is non-exclusive. We may continue to sell, distribute and license our MTWA test and sensors to other distributors and customers in both generic and customized versions. The Distributor will have primary responsibility for preparing sales and marketing materials and for training its sales and service personnel regarding the Products. We will provide clinical and technical training and support to the Distributor. In addition, we will provide installation training service to each purchaser of a MTWA Module for use on the Distributor’s stress test platform. We also will have customary warranty obligations with respect to the Products sold under the Agreement.

The initial term of the Agreement expires on June 22, 2014. The term of the Agreement will automatically renew for a one year period unless either party notifies the other of its intention to terminate at least 90 days prior to the expiration of the initial or renewal term. We expect that the launch of the MTWA Module for the Distributor’s stress test platform will occur in 9 to 15 months based on development and regulatory approval timelines. The Agreement may be terminated by us if the MTWA Module has not been launched by September 30, 2010. The Agreement also may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Agreement that has not been cured within 60 days’ written notice from the terminating party, upon the bankruptcy of either party, and upon 12 months prior written notice to the other party.

During 2008, we had 11 direct sales representatives who sold our products in the United States and 2 area vice presidents of sales. In addition, we had 15 clinical application specialists to install systems, train customers and enhance sensor utilization. See “Other Recent Development” for further details regarding our personnel.

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

In July 2009, CMS released its proposed 2010 Medicare Physician Fee Schedule (MPFS), which would further reduce payments for most cardiovascular-related services. MPFS rates are updated annually and have resulted in negative updates since 2002. However, in recent years Congress has enacted legislation to avert certain reductions. If passed, unchanged from its current form, the Proposed Rule would further reduce the Medicare payment for our MTWA Test, beyond what is currently scheduled to take effect on January 1, 2010. CMS reported that it will accept comments on the Proposed Rule until August 31, 2009 and will respond to all comments in a final rule to be issued by November 1, 2009. Any reduction in reimbursement, material change in indication or reversal of private payer coverage for our MTWA Test may affect the demand for, price of, or utilization of our Heartwave II System and Micro-V Alternans Sensors, which may in turn have an adverse effect on our business.

Prior to March 2006, local Medicare carriers had provided coverage for the Microvolt T-Wave Alternans Test. However, actual reimbursement has been inconsistent and in many instances administratively burdensome to physicians making it difficult to obtain. In addition to Medicare reimbursement at a local level, CMS issues National Coverage Determinations (NCDs) which represent approximately 10% of total Medicare coverage policies. In 2005, we applied to CMS for a NCD in order to gain broader and more uniform reimbursement coverage for our MTWA Test. After a nine-month application process, which included two public comment periods, CMS released a draft of its NCD on December 21, 2005, which became final on March 21, 2006. This broad coverage policy allows for payment for MTWA testing of patients at risk of SCA only when a MTWA test is performed using the Analytic Spectral Method, which is our patented and proprietary method of analysis.

In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan and South Dakota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. In 2008, Premera Blue Cross and Blue Cross Blue Shield of Arizona revised their policies to make Microvolt T-Wave Alternans Testing a covered benefit. In February 2009, Harvard Pilgrim Health Care initiated reimbursement for the MTWA test. In April 2009, WellPoint revised its coverage policy on MTWA testing from a covered service to a non-covered service. We estimate that approximately 6 million high-risk cardiac patients are currently covered for MTWA testing by either Medicare or other commercial health plans in the United States. Typically, private reimbursement coverage for our MTWA Test is available only to those patients who are otherwise indicated for ICD therapy.

Recent Clinical Developments

In May 2008, a meta-analysis of MTWA studies, which included the MASTER trial, conducted by a group led by Stefan Hohnloser, MD, FHRS, of the JW Goethe University Division of Cardiology in Frankfurt, Germany, was presented by Dr. Stefan Hohnloser at the Heart Rhythm Society 2008 Scientific Sessions in San Francisco. The study entitled “Predictive Accuracy of Microvolt T-Wave Alternans Testing in Primary Prevention Patients With and Without ICDs” analyzed 13 clinical studies, which collectively involved approximately 6,000 cardiac patients. The results showed that MTWA was a highly accurate predictor of arrhythmic events in those studies which used sudden cardiac arrest or sustained arrhythmias as the primary endpoint. Dr. Hohnloser noted that “appropriate” ICD therapy appeared to be an unreliable surrogate endpoint for sudden cardiac death and can skew the results of risk stratification studies. This comprehensive analysis, which was published in a supplement to the March 2009 issue of the Heart Rhythm journal, confirms the findings of numerous peer-reviewed studies which underscore the important role of MTWA in assessing a patient’s risk of sudden cardiac arrest and points out the contrast between results from these studies that used sudden cardiac death or sustained arrhythmias as the primary endpoint and those studies, such as the MASTER trial, in which “appropriate” ICD discharge was the predominant endpoint. For additional information concerning clinical studies involving our MTWA test, including the MASTER trial, see Item 1. “Business—Clinical Studies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Other Recent Developments

In March 2009, in order to reduce cash expenditures, the Company implemented an expense reduction initiative. This initiative included a reduction in headcount from 39 full-time and 5 part-time employees at December 31, 2008, to 27 full-time and 5 part-time employees. The reduction in headcount, which impacted all of the Company’s operational areas, included a restructuring of the direct sales organization to improve cost effectiveness.

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

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the three and six months ended June 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended June 30,					Six months ended June 30,
($000's)	2008	% of Total	2009	% of Total	% Change	2008	% of Total	2009	% of Total	% Change
Alternans Products:
U.S.	$511,745	55%	$530,492	67%	4%	$1,456,330	69%	$1,052,507	65%	-28%
Rest of World	101,900	11%	52,603	7%	-48%	157,180	7%	100,330	6%	-36%

Total	613,645	66%	583,095	74%	-5%	1,613,510	77%	1,152,837	71%	-29%

Stress and Other Products:
U.S.	224,353	24%	190,515	24%	-15%	321,289	15%	393,295	24%	22%
Rest of World	89,450	10%	19,480	2%	-78%	169,250	8%	82,480	5%	-51%

Total	313,803	34%	209,995	26%	-33%	490,539	23%	475,775	29%	-3%

Total Revenues	$927,448	100%	$793,090	100%	-14%	2,104,049	100%	$1,628,612	100%	-23%

Three and Six Month Periods Ended June 30, 2008 and 2009

Revenue

Total revenue for the three months ended June 30, 2008 and 2009 was $927,448 and $793,090, respectively, a decrease of 14%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $613,645 during the three months ended June 30, 2008 compared to $583,095 during the same period of 2009, a decrease of 5%. Our Alternans products accounted for 66% and 74% of total revenue for the three-month periods ended June 30, 2008 and 2009, respectively. Revenue from the sale of our stress and other products for the three months ended June 30, 2008 and 2009 was $313,803 and $209,995, respectively.

Total revenue for the six months ended June 30, 2008 and 2009 was $2,104,049 and $1,628,612, respectively, a decrease of 23%. Revenue from the sale of our Alternans products was $1,613,510 during the six months ended June 30, 2008 compared to $1,152,837 during the same period of 2009, a decrease of 29%. Our Alternans products accounted for 77% and 71% of total revenue for the six-month periods ended June 30, 2008 and 2009, respectively. Revenue from the sale of our stress and other products for the six months ended June 30, 2008 and 2009 was $490,539 and $475,775, respectively.

The decrease in revenue for the 2009 periods is due to lower sales of our Heartwave II systems in the U.S. and internationally due to the general economic downturn and resultant negative impact on healthcare capital equipment sales and lower sales of our proprietary sensors.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended June 30, 2008 and 2009, was relatively consistent at 43% and 42%, respectively. Gross profit, as a percent of revenue, for the six months ended June 30, 2008 and 2009, was 48% and 41%, respectively. The decrease in gross profit as a percentage of revenue for the 2009 periods was primarily attributable to lower overall sales levels relative to fixed overhead costs.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended June 30,					Six months ended June 30,
	2008	% of Total Revenue	2009	% of Total Revenue	% Inc/(Dec) 2008 vs 2009	2008	% of Total Revenue	2009	% of Total Revenue	% Inc/(Dec) 2008 vs 2009
Operating Expenses:
Research and development	$177,254	19%	$92,239	12%	-48%	$287,747	14%	$166,687	10%	-42%
Selling, general and administrative	2,854,790	308%	2,017,825	254%	-29%	5,909,288	281%	$4,450,779	273%	-25%

Total	$3,032,044	327%	$2,110,064	266%	-30%	$6,197,035	295%	$4,617,466	284%	-25%

Research and Development

Research and development expense for the three months ended June 30, 2008 and 2009 was $177,254 and $92,239, respectively, a decrease of 48%. Research and development expense for the six months ended June 30, 2008 and 2009 was $287,747 and $166,687, respectively, a decrease of 42%. Research and development expense for the 2009 periods was lower due to non-recurring patent related expenses incurred by the Company in 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three and six months ended June 30, 2008 and 2009 was $2,854,790 and $2,017,825, and $5,909,288 and $4,450,779, respectively, a decrease of 29% and 25%, respectively. The decrease in selling expense from the 2008 period was primarily due to a significantly reduced headcount, including direct sales representatives and clinical application specialists. Further, the first six months of 2008 included commission costs related to the St. Jude Medical Co-Marketing Agreement. General and Administrative expenses were also lower compared to the 2008 periods due to lower non-cash compensation expense related to unvested stock options that were forfeited in 2009, and non-recurring legal advisory related costs incurred in 2008. SG&A expense for the 2008 and 2009 periods included $1,414,600 and $979,386 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income, net of interest expense, for the three months ended June 30, 2008 and 2009 was $70,559 and $372, respectively. Interest income, net of interest expense, for the six months ended June 30, 2008 and 2009 was $237,062 and $10,096, respectively, a decrease of 96%. The decrease is primarily the result of lower amounts of invested cash and declines in short-term interest rates.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended June 30, 2008 was $2,559,384 compared to $1,779,293 in the same period in 2009. The net loss attributable to common stockholders for the six months ended June 30, 2008 was $4,941,388 compared to $3,934,259 in the same period in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $6,207,074 at December 31, 2008 compared to $3,819,453 at June 30, 2009. At December 31, 2008 and June 30, 2009, cash equivalents consisted of money market funds. As discussed in Note 2, the Company classifies investments in money market funds as cash equivalents since these investments are readily convertible into known amounts of cash in short order and have insignificant valuation risk.

The overall decrease in the Company’s cash and cash equivalents is primarily attributable to cash used by operations. Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. In the first six months of 2009, we experienced losses from operations of $3,944,355. The main changes in operating assets and liabilities in 2009 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $265,628, or 28%, as a result of lower sales volume and cash collection efforts, and a decrease in inventory, net of reserve, of $159,630, or 8%, primarily attributable to sufficient inventory built up in connection with our contractual obligations to St. Jude Medical. Prepaid expenses and other current assets at June 30, 2009 also decreased $38,596 compared to December 31, 2008. Accounts payable and accrued expenses at June 30, 2009 increased $82,921 compared to December 31, 2008 due to timing of certain expenses. As a result of the aforementioned, we have incurred negative cash flow from operations of $2,380,442 for the six months ended June 30, 2009. In addition, we have an accumulated deficit at June 30, 2009 of $92,578,353.

In March 2009, we implemented an expense reduction initiative. The initiative, in conjunction with previous measures, included a 33% reduction in headcount from 46 full-time equivalents employees in the fourth quarter of 2008. The reduction in headcount, which impacted all of our operational areas, included a restructuring of the direct sales organization to improve cost effectiveness. With the reallocation of resources afforded by the cost cutting initiative and the continuous implementation of sales and marketing tools, sales productivity in the second quarter of 2009 improved over the first quarter of 2009 as sales of our Alternans products in the U.S. for the three months ended June 30, 2009 were slightly higher than the first three months of 2009 with significantly fewer headcount. At December 31, 2008 we evaluated the Company’s cash flow for the subsequent 12 months assuming average sales productivity per sales representative, consistent with the prior quarters and operating expenditures reflective of the cost cutting initiative. Further, given the level of inventory, we anticipated not to have to make significant inventory purchases related to our HearTwave II System during the coming quarters. As of June 30, 2009, our actual cash balance was in-line with these projections. At this time, we do not foresee any significant changes in our operations that would cause a material deviation from the projected cash flow. Therefore, as previously reported, we believe that our existing resources, and currently projected financial results, are sufficient to fund our operations through March 31, 2010. However, there can be no assurance that actual results will not differ materially from our financial projections.

In the near-term, we will explore opportunities to raise additional capital through public or private financing, collaborative relationships or other arrangements, which we expect to be complete by the end of 2009. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unsuccessful in raising additional capital, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2009 are set forth in the table below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$41,496	$17,784	$23,712	$—	$—
Operating Lease Obligations	$1,471,104	$369,479	$769,605	$332,020	$—
Purchase Obligations	$200,000	$160,000	$20,000	$20,000	$—

Total	$1,712,600	$547,263	$813,317	$352,020	$—

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

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to June 30, 2009. In addition, monthly royalty under the Company’s consulting and technology agreement is $10,505.

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

At December 31, 2008 and June 30, 2009, our investments consisted of money market funds. The money market funds are currently invested in a government backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders held on June 29, 2009 (the “2009 Annual Meeting”), the Company’s stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and By-Laws to declassify the Company’s Board of Directors (the “Board”). Article Eleventh of the Company’s Certificate of Incorporation and Article 2 of the Company’s By-Laws previously divided the Board into three classes, as nearly equal in size as practicable, with members of each class elected for staggered three-year terms. The amendments to the Certificate of Incorporation and the By-Laws adopted by the stockholders at the 2009 Annual Meeting eliminate the classification of the Board and require all directors to stand for election for one-year terms at each annual meeting of the Company’s stockholders. The amendments also permit removal of directors with or without cause by the holders of two-thirds of the shares of capital stock of the Company issued and outstanding and entitled to vote.

The adoption of these amendments to the Company’s Certificate of Incorporation and By-laws caused the terms of all of the directors serving immediately prior to the 2009 Annual Meeting to expire at the 2009 Annual Meeting. Ali Haghighi-Mood, Roderick de Greef, Richard J. Cohen , Kenneth Hachikian, Reed Malleck, John F. McGuire and Jeffrey Wiggins were each re-elected at the 2009 Annual Meeting to serve a one-year term and until their respective successors are elected and qualified.

At the 2009 Annual Meeting, the Company’s stockholders also approved amendments to the Company’s Certificate of Incorporation to eliminate the provisions allowing for the election of directors by the holders of the Series A Convertible Preferred Stock, voting separately as a class. The amendment is effective for elections taking place after the 2009 Annual Meeting.

The following is a summary of each matter voted at the 2009 Annual Meeting by holders of common stock, Series A Convertible Preferred Stock (the “Series A Preferred”), and Series C Convertible Preferred Stock, voting together as a single class and the number of votes cast for, against or withheld and abstentions as to each such matter:

1. To approve amendments to the Company’s Amended and Restated Certificate of Incorporation and By-Laws to declassify the Board of Directors and provide for one-year terms of office for our directors:

For: 58,709,027	Against: 3,017,341	Abstain: 62,222

2. To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the provisions allowing for the election of directors by the holders of Series A Preferred effective promptly following the 2009 Annual Meeting:

For: 58,171,785	Against: 3,506,324	Abstain: 110,476

3. To ratify the appointment of Caturano & Company PC as the Company’s independent accountants for the year ending December 31, 2009:

For: 58,463,951	Against: 3,244,988	Abstain: 79,674

4. To elect the following nominees for director to serve one-year terms:

Name of Director	For	Withheld
Richard Cohen	50,389,171	11,397,414
Roderick de Greef	50,695,444	11,091,141
Kenneth Hachikian	48,663,582	13,123,003
Reed Malleck	49,760,546	12,026,165
Jeffrey Wiggins	50,531,420	11,255,165

In addition, the holders of Series A Preferred voted as a separate class with respect to the following matters:

1. To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate the provisions allowing for the election of directors by the holders of Series A Preferred effective promptly following the 2009 Annual Meeting:

For: 154	Against: 0	Abstain: 0

2. To elect the following nominees for director to serve one-year terms:

Name of Director	For	Withheld
Ali Haghighi-Mood	154	0
John F. McGuire	154	0

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: August 14, 2009	By:	/s/ Vincenzo LiCausi
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Development, Supply and Distribution Agreement dated June 22, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.