Form 10-Q
period 2009-09-30
CAMBRIDGE HEART INC
filed 2009-11-16
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 16, 2009

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	64,910,338

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2008	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$6,207,074	$2,594,731
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $283,576 and $219,281 at December 31, 2008 and September 30, 2009, respectively	766,879	571,389
Inventory	1,455,330	1,349,165
Prepaid expenses and other current assets	123,080	154,937

Total current assets	8,652,363	4,770,222
Fixed assets	358,434	246,446
Restricted cash, net of current portion	400,000	400,000
Other assets	47,845	44,691

Total Assets	$9,458,642	$5,461,359

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$475,556	$835,066
Accrued expenses	1,275,144	1,035,445
Current portion of capital lease	11,135	12,916

Total current liabilities	1,761,835	1,883,427

Capital lease obligation, long-term portion	27,121	17,199

Total liabilities	1,788,956	1,900,626

Commitments and contingencies (Note 8)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2008 and September 30, 2009; 5,154 shares issued and outstanding at December 31, 2008 and September 30, 2009 with a liquidation value of $12,500,000	11,678,244	11,678,244

Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2008 and September 30, 2009, respectively; 65,016,521, shares issued and outstanding at December 31, 2008; 64,910,338 shares issued and outstanding at September 30, 2009	65,017	64,910
Additional paid-in capital	84,570,518	86,077,373
Accumulated deficit	(88,644,093)	(94,259,794)

Total stockholders’ deficit	(4,008,558)	(8,117,511)

Total Liabilities and Stockholders’ Deficit	$9,458,642	$5,461,359

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenue	$1,122,497	$798,345	$3,226,546	$2,426,957

Cost of goods sold	597,006	455,968	1,682,170	1,411,469

Gross profit	525,491	342,377	1,544,376	1,015,488

Costs and expenses:
Research and development	104,955	91,561	392,701	258,248
Selling, general and administrative	2,561,817	1,931,878	8,486,204	6,382,657

Total operating expenses	2,666,772	2,023,439	8,878,905	6,640,905

Loss from operations	(2,141,281)	(1,681,062)	(7,334,529)	(5,625,417)

Interest income	59,382	1,217	310,544	14,913

Interest expense	(25,123)	(1,596)	(25,123)	(5,197)

Net loss	$(2,107,022)	$(1,681,441)	$(7,049,108)	$(5,615,701)

Net loss per common share-basic and diluted	$(0.03)	$(0.03)	$(0.11)	$(0.09)

Weighted average common shares outstanding-basic and diluted	64,545,390	64,602,186	64,574,235	64,563,033

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(7,049,108)	$(5,615,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,693	67,794
Stock-based compensation expense	1,952,950	1,506,750
Provision (credit) for allowance for bad debts	58,833	(64,295)
Gain on disposal of fixed assets	(14,100)	—
Changes in operating assets and liabilities:
Accounts receivable	1,252,923	259,785
Inventory	(42,542)	155,398
Prepaid expenses and other current assets	2,461	(31,857)
Other assets	(131,324)	—
Accounts payable and accrued expenses	13,351	119,811

Net cash used for operating activities	(3,905,863)	(3,602,315)

Cash flows from investing activities:
Purchases of fixed assets	(159,253)	(1,887)
Proceeds from the sale of fixed assets	14,100	—
Purchases of marketable securities	(2,472,000)	—
Proceeds from the sale of marketable securities	4,422,000	—

Net cash provided by (used in) investing activities	1,804,847	(1,887)

Cash flows from financing activities:
Proceeds from exercise of Series A convertible stock warrants	852	—
Principal payments on capital lease obligations	(8,141)	(8,141)
Proceeds from revolving credit	4,086,143	—

Net cash provided by (used in) financing activities	4,078,854	(8,141)

Net increase (decrease) in cash and cash equivalents	1,977,838	(3,612,343)
Cash and cash equivalents, beginning of period	866,510	6,207,074

Cash and cash equivalents, end of period	$2,844,348	$2,594,731

Supplemental Disclosure of Cash Flow Information

The Company paid $25,123 and $5,197 in interest expense for the nine month period ended September 30, 2008 and 2009, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed financial statements of Cambridge Heart, Inc. (the “Company”) have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board, the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure our financial condition, results of operations, and cash flows are consistently reported. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ or “FASB ASC”. The FASB finalized FASB ASC effective for periods ending on or after September 15, 2009. For further discussion of the FASB ASC, see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s interim financial statements as of September 30, 2008 and 2009 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2008 and 2009 and cash flows for the nine months ended September 30, 2008 and 2009.

The preparation of financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to the financial statements.

Management believes that the existing resources and currently projected financial results are sufficient to fund operations through March 31, 2010. In the meantime, we are exploring opportunities to raise additional capital. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unsuccessful in raising additional capital as circumstances require, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2008.

The results of operations for the three and nine month periods of 2009 are not necessarily indicative of results to be expected for the entire year or future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company are as follows:

Cash and Cash Equivalents

The Company maintains its cash and cash equivalents in bank deposit accounts, which may, at times, exceed federally insured limits. The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the nature of these investments. This may include short-term commercial paper, short-term securities of state government agencies with maturities less than three months from date of purchase, money market funds, short-term certificate of deposit and demand deposits with financial institutions.

At December 31, 2008 and September 30, 2009, respectively, $3,004,544 and $1,375,567 of the Company’s cash and cash equivalents was in a transaction account covered 100% by Federal Deposit Insurance Coverage (FDIC) through December 31, 2009 under the Temporary Liquidity Guarantee Program. At December 31, 2008 and September 30, 2009, the Company classified investments in money market funds totaling $3,196,586 and $1,210,782, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are in a money market fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $308,706 at September 30, 2009 ($362,938 at December 31, 2008) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized over the term of the usage agreement (generally three months).

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly for the year ended 2008 was $3,764 and $3,488 for the first nine months of 2009. At December 31, 2008 and September 30, 2009, the allowance for doubtful accounts was $283,576 and $219,281, respectively.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of earnings over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended September 30, 2009, the diluted loss per share amount is based on the weighted average number of shares of common stock and potential dilutive shares of common stock outstanding during the periods. The impact of options to purchase 5,918,367 shares of common stock, 154 shares of Series A Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive because of the Company’s reported net losses for the three and nine month periods ended September 30, 2009. None of the outstanding classes of convertible preferred stock have a contractual obligation to share in the Company’s losses.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate due to their short term nature, their fair values at December 31, 2008 and September 30, 2009. The fair value of capital lease obligations is estimated at its carrying value based upon current rates.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory. If necessary, inventory value may be written down to the estimated fair market

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

value based upon assumptions about future demand and market conditions. In 2008, the Company recognized a provision of $920,787 for excess inventory built up in connection with our contractual obligations under a Co-Marketing Agreement with St. Jude Medical. The provision was based on the uncertainty about realizing the value of excess inventory. No additional provisions were made in the nine month period ended September 30, 2009. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are effected.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives. Repair and maintenance costs are expensed as incurred. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income. At September 30, 2008 and 2009, the Company had $14,100 and $0 gain from the sale of fixed assets, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance became effective for the Company beginning January 1, 2009. The adoption of these requirements did not affect our financial position or results of operations, and will not unless the Company consummates an acquisition.

In December 2007, the FASB established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The FASB also established disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for the Company beginning January 1, 2009 and did not have an impact on the Company financial position or results of operations.

In September, 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February, 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and non-financial liabilities, except those that are measured on a recurring basis. Effective January 1, 2009, the Company adopted fair value guidance with respect to non-financial assets and liabilities measured on a non-recurring basis. The Company does not have non-financial assets or non-financial liabilities covered by this rule which requires remeasurement upon adoption and therefore there was no impact of adoption on the Company’s financial position or results of operations.

In March 2008, the FASB issued a pronouncement that enhanced the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance became effective for us beginning January 1, 2009 and did not have an impact on the Company’s financial position or results of operations.

In May 2008, FASB established the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The guidance became effective on November 15, 2008 and did not have a material impact on the Company’s financial position or results of operations. In June 2008, the FASB Emerging Task Force issued guidance clarifying accounting assessing whether an equity-linked financial instrument is indexed to an entity’s own stock for purposes of determining whether it should be accounted for in equity accounts or subject to derivative accounting. The guidance became effective for the Company on January 1, 2009. Management performed an analysis of the Company’s existing instruments and determined that it has no impact on the Company’s results of operations and financial condition.

In June 2009, the Company adopted the provisions of FASB which requires disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard increased disclosure requirements related to the Company’s interim financial statements but did not impact our financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This became effective for our second fiscal quarter ended June 30, 2009 and had no impact on the Company’s results of operations, financial condition or financial statements.

In April 2009, the FASB issued guidance to provide guidelines for making fair value measurements more consistent with the principles presented by the FASB. It is applicable to all assets and liabilities (i.e. financial and nonfinancial) and provides additional authoritative guidance to determine whether a market is active or inactive or whether a transaction is distressed. This guidance became effective for our second fiscal quarter ended June 30, 2009 and had no impact on the Company’s results of operations, financial condition or financial statements.

In June 2009, the FASB issued guidance establishing the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. The Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption increased disclosure requirements related to the Company’s interim financial statements but did not impact our financial position, results of operations or cash flows.

As of June 30, 2009, the Company adopted the FASB provisions establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The guidance requires additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through November 16, 2009, the date we have issued this Quarterly Report on Form 10-Q. No material recognized or unrecognizable subsequent events were identified.

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. This guidance is effective for the Company January 1, 2011 and is not expected to be material to our consolidated financial position or results of operations.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2009, the Emerging Issues Task Force issued new rules which changed the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance is effective for us January 1, 2011 and is not expected to be material to our consolidated financial position or results of operations.

3. FAIR VALUE MEASUREMENT

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

There are three levels of inputs that may be used to measure fair value:

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The Company has no financial liabilities that are measured at fair value on a recurring basis at December 31, 2008 and September 30, 2009.

Financial assets measured at fair value on a recurring basis at September 30, 2009 are summarized below:

2009	Fair Value Measurements Using			Assets at
	Level 1	Level 2	Level 3	Fair Value
Assets
Money market funds (included in cash and cash equivalents)	$1,210,782			$1,210,782

Total assets	$1,210,782	$—	$—	$1,210,782

4. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three month periods ended September 30, 2008 and 2009. During the three month periods ended September 30, 2008 and 2009, international sales accounted for 20% and 14% of total revenues, respectively. During the nine month periods ended September 30, 2008 and 2009, international sales accounted for 17% and 12% of total revenues, respectively.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. INVENTORIES

	December 31, 2008	September 30, 2009
Raw materials	$383,152	$464,635
Work in process	10,927	3,233
Finished goods	1,061,251	881,297

	$1,455,330	$1,349,165

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

Total shares of preferred stock issued and outstanding at December 31, 2008 and September 30, 2009, respectively were as follows:

	December 31, 2008	September 30, 2009
Series A Convertible Preferred
Shares issued and outstanding	154	154
Liquidation preference and redemption value	$1,135	$1,135

Series C Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	12,500,000	12,500,000

Total Convertible Preferred
Shares issued and outstanding	5,154	5,154
Liquidation preference and redemption value	$12,501,135	$12,501,135

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

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As part of the financing described above, the Company also issued to both Medtronic and the private investors warrants exercisable for 471,703 shares of Series A stock. The exercise price of Medtronic’s warrant is $4.42 and the exercise price per share of the warrants issued to the other investors is $5.525. The expiration date of these warrants was extended from January 1, 2009 to June 30, 2009 in accordance with the terms of the registration rights agreement between the Company and the investors. As a result, warrants for the purchase of 115,231 shares of Series A Preferred Stock expired during the three month period ended September 30, 2009. There are no Series A Preferred Stock warrants outstanding as of September 30, 2009.

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

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $479,846 and $496,897 or $0.01 and $0.01 per share and $1,952,950 and $1,506,750 or $0.03 and $0.02 per share in the three and nine month periods ending September 30, 2008 and 2009, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Nine Months Ended September 30,
	2008	2009

Dividend Yield	0.0%	0.0%
Expected Volatility	112.7%	133.3%
Risk Free Interest Rate	2.3%	1.4%
Expected Option Terms (in years)	5	5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

There were 65,000 new stock options granted and 1,036,501 forfeited during the nine months ended September 30, 2009. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

Stock option transactions under the Company’s equity incentive plans during the nine months ended September 30, 2009 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2008	6,889,868	$1.50
Granted	65,000	$0.09
Exercised	—	$—
Canceled/Forfeited	(1,036,501)	$1.59

Outstanding at September 30, 2009	5,918,367	$1.46	7.17

Exerciseable at September 30, 2009	3,605,633	$1.57	5.62

The fair value of options granted during the nine months ended September 30, 2009 was $5,145, with a per share weighted average fair value of $0.079. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of September 30, 2009, there was $2,468,182 of total unrecognized compensation cost related to approximately 2,312,733 unvested outstanding stock options, with a per share weighted average fair value of $1.07. The expense is anticipated to be recognized over a weighted average period of 2.81 years. The intrinsic value of both outstanding and exercisable shares was $0 at September 30, 2009. No stock options were exercised in the nine months ended September 30, 2008 and 2009.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no new restricted stock grants issued to employees in the nine month period ended September 30, 2009. For the nine month period ended September 30, 2009, approximately 1,124,883 shares of restricted stock were available for future grant. Included in total stock-based compensation in the Company’s statement of operations for the three and nine months ended September 30, 2009 was $67,549 and $195,140 of compensation related to restricted stock previously granted. At December 31, 2008 and September 30, 2009, there was $347,924 and $101,792 of unrecognized compensation related to restricted stock previously granted.

Restricted stock activity for the nine months ended September 30, 2009 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2008	473,500	$1.62
Granted	—	—
Vested	(64,800)	0.48
Forfeited	(106,233)	0.48

Nonvested balance as of September 30, 2009	302,467	$2.26

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and nine months ended September 30, 2008 and 2009 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Cost of goods sold	$4,266	$1,410	$10,073	$2,595
Research and development	28,983	802	81,680	30,084
Selling, general and administrative	446,597	494,685	1,861,197	1,474,071

Share-based compensation expense	$479,846	$496,897	$1,952,950	$1,506,750

At September 30, 2009, there were approximately 3,175,893 shares of common stock available for future grants under all of the Company’s equity incentive plans.

8. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008 and September 30, 2009.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $39,698 and $52,754 of accrued warranties at September 30, 2008 and 2009, respectively, as set forth in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2009	2008	2009

Balance at beginning of period	$49,481	$57,788	$99,800	$39,076

Provision for warranty for units sold	18,125	11,000	44,125	29,875

Cost of warranty incurred	(27,908)	(16,034)	(104,227)	(16,197)

Balance at end of period	$39,698	$52,754	$39,698	$52,754

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure to raise new capital resources necessary to support our operations and to develop or enhance our technology, failure to initiate and conduct successfully new clinical trials and studies involving our technology, a failure of our sales and marketing organization or partners to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of third-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology, overall economic and market conditions. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2008.

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

FASB Codification Discussion

We follow accounting standards set by the Financial Accounting Standards Board, the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure our financial condition, results of operations, and cash flows are consistently reported. Throughout past years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, and AICPA Statements of Position.

Beginning in 2004, the FASB recognized the complexity of its standard-setting and began to revise its process which resulted in the July 2009 release of the FASB Accounting Standards Codification™, or “FASB ASC”. FASB ASC does not change how the Company accounts for its transactions or the nature of related disclosures made. When referring to guidance issued by the FASB, the Company uses broad topics as references or refers to topics in the FASB ASC rather than to FASB statements. The FASB ASC was made effective by the FASB for periods ending on or after September 15, 2009. We have updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the Codification.

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

We intend to achieve this mission by making our technology readily available, in multiple product embodiments, in cardiology and internal medicine physician practices and in hospitals that provide healthcare services to a broad group of at-risk cardiac patients who routinely undergo cardiac evaluations, including stress testing. Our strategy calls for the Company to partner with manufacturers of cardiac stress testing equipment to develop an OEM (Original Equipment Manufacturer) MTWA Module that will be integrated into their systems. In addition to being sold to the manufacturers’ new stress system customers, the Company expects that the OEM MTWA Module will be marketed as an upgrade to the manufacturers’ existing installed base of stress systems users. We believe that this strategy will result in our technology being marketed to a much larger number of cardiologists and internal medicine practitioners. We also believe that gaining access to a larger and more established distribution network will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology and increasing sales of our proprietary Micro-V Alternans Sensors. We intend to continue to leverage our direct sales and marketing efforts.

Distribution Update

At September 30, 2009, we employed 6 direct sales representatives in the U.S. and employed 10 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

On June 22, 2009, we entered into a Development, Supply and Distribution Agreement (“Agreement”) with Cardiac Science Corporation, a leading global stress test manufacturer (“Cardiac Science”) as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the Agreement, we will develop an OEM MTWA Module that will allow our MTWA test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s stress test platform via customized software and patient interface. Cardiac Science will market the MTWA Module as an upgrade to its existing installed base of stress systems and as an optional feature to new stress customers.

Under the Agreement, we will sell and deliver to Cardiac Science the MTWA Module and our Micro-V Alternans Sensors (together, the “Products”) under purchase orders submitted by Cardiac Science. Cardiac Science will resell the Products for use with their stress test platform through its direct sales force and through its network of distributors and sub-distributors. Cardiac Science’s right to resell the Products is non-exclusive. We may continue to sell, distribute and license our MTWA test and sensors to other distributors and customers in both generic and customized versions. Cardiac Science will have primary responsibility for preparing sales and marketing materials and for training its sales and service personnel regarding the Products. We will provide clinical and technical training and support to Cardiac Science. In addition, we will provide installation training service to each purchaser of a MTWA Module for use on the Cardiac Science’s stress test platform. We also will have customary warranty obligations with respect to the Products sold under the Agreement.

The initial term of the Agreement expires on June 22, 2014. The term of the Agreement will automatically renew for a one year period unless either party notifies the other of its intention to terminate at least 90 days prior to the expiration of the initial or renewal term. We expect that the launch of the MTWA Module for Cardiac Science’s stress test platform will occur between the first and second quarter of 2010 based on development and regulatory approval timelines. The Agreement may be terminated by us if the MTWA Module has not been launched by September 30, 2010. The Agreement also may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Agreement that has not been cured within 60 days’ written notice from the terminating party, upon the bankruptcy of either party, and upon 12 months prior written notice to the other party.

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

Reimbursement Update

Reimbursement to healthcare providers by Medicare/Medicaid and third party insurers is critical to the long-term success of our efforts to make the MTWA Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden cardiac arrest. In January 2002, Current Procedural Terminology Code 93025, known as a CPT code, became available for use by healthcare providers for filing for reimbursement for the performance of a MTWA Test. This code may be used alone, or in conjunction with, other diagnostic cardiovascular tests. This unique CPT code provides a uniform language used by healthcare providers to describe medical services but does not guarantee payment for the test. Coding is used to communicate to third party insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers. In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. This ruling includes reductions in all categories of reimbursement levels through 2010. Effective January 1, 2009, the Centers for Medicare and Medicaid Services (“CMS”) reduced the Medicare payment amount for the CPT code for a MTWA Test from a national average of $252 in 2008 to $214 in 2009.

In July 2009, CMS released its proposed 2010 Medicare Physician Fee Schedule (MPFS). MPFS rates are updated annually and have resulted in negative updates since 2002. In November 2009, CMS issued its final ruling on MPFS effective January 1, 2010. This ruling sets forth reimbursement cuts for nearly all cardiovascular services to be phased in over a four-year period. In past proposals, however, Congress has enacted legislation to sustain the conversion factor component of the reimbursement calculations. Therefore, the impact of this ruling on reimbursement will be determined once the conversion factor is final, which is expected to occur by December 31, 2009. Any reduction in reimbursement, material change in indication or reversal of private payer coverage for our MTWA Test may affect the demand for, price of, or utilization of our Heartwave II System and Micro-V Alternans Sensors, which may in turn have a material adverse effect on our business.

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

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the three and nine months ended September 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended September 30,					Nine months ended September 30,
($000’s)	2008	% of Total	2009	% of Total	% Change	2008	% of Total	2009	% of Total	% Change
Alternans Products:
U.S.	$803,752	72%	$450,070	56%	-44%	$2,260,082	70%	$1,502,578	62%	-34%
Rest of World	94,014	8%	71,252	9%	-24%	251,194	8%	171,582	7%	-32%

Total	897,766	80%	521,322	65%	-42%	2,511,276	78%	1,674,160	69%	-33%

Stress and Other Products:
U.S.	96,331	9%	232,683	29%	142%	417,620	13%	625,978	26%	50%
Rest of World	128,400	11%	44,340	6%	-65%	297,650	9%	126,819	5%	-57%

Total	224,731	20%	277,023	35%	23%	715,270	22%	752,797	31%	5%

Total Revenues	$1,122,497	100%	$798,345	100%	-29%	3,226,546	100%	$2,426,957	100%	-25%

Three and Nine Month Periods Ended September 30, 2008 and 2009

Revenue

Total revenue for the three months ended September 30, 2008 and 2009 was $1,122,497 and $798,345, respectively, a decrease of 29%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $897,766 during the three months ended September 30, 2008 compared to $521,322 during the same period of 2009, a decrease of 42%. Our Alternans products accounted for 80% and 65% of total revenue for the three-month periods ended September 30, 2008 and 2009, respectively. Revenue from the sale of our stress and other products for the three months ended September 30, 2008 and 2009 was $224,731 and $277,023, respectively.

Total revenue for the nine months ended September 30, 2008 and 2009 was $3,226,546 and $2,426,957, respectively, a decrease of 25%. Revenue from the sale of our Alternans products was $2,511,276 during the nine months ended September 30, 2008 compared to $1,674,160 during the same period of 2009, a decrease of 33%. Our Alternans products accounted for 78% and 69% of total revenue for the nine-month periods ended September 30, 2008 and 2009, respectively. Revenue from the sale of our stress and other products for the nine months ended September 30, 2008 and 2009 was $715,270 and $752,797, respectively.

The decrease in revenue for the 2009 periods is due to lower sales of our Heartwave II Systems in the U.S. and internationally due to the general economic downturn and the related negative impact on healthcare capital equipment sales, and lower sales of our proprietary sensors.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended September 30, 2008 and 2009, was 47% and 43%, respectively. Gross profit, as a percent of revenue, for the nine months ended September 30, 2008 and 2009, was 48% and 42%, respectively. The decrease in gross profit as a percentage of revenue in 2009 for the three and nine-month periods was primarily attributable to lower overall sales levels relative to fixed overhead costs.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended September 30,					Nine months ended September 30,
	2008	% of Total Revenue	2009	% of Total Revenue	% Inc/(Dec) 2008 vs 2009	2008	% of Total Revenue	2009	% of Total Revenue	% Inc/(Dec) 2008 vs 2009

Operating Expenses:
Research and development	$104,955	9%	$91,561	11%	-13%	$392,701	12%	$258,248	11%	-34%
Selling, general and administrative	2,561,817	228%	1,931,878	242%	-25%	8,486,204	263%	$6,382,657	263%	-25%

Total	$2,666,772	238%	$2,023,439	253%	-24%	$8,878,905	275%	$6,640,905	274%	-25%

Research and Development

Research and development expense for the three months ended September 30, 2008 and 2009 was $104,955 and $91,561, respectively, a decrease of 13%. Research and development expense for the nine months ended September 30, 2008 and 2009 was $392,701 and $258,248, respectively, a decrease of 34%. Research and development expense for the 2009 periods was lower due to non-recurring patent related expenses incurred by the Company in 2008.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three and nine months ended September 30, 2008 and 2009 was $2,561,817 and $1,931,878, and $8,486,204 and $6,382,657, respectively, a decrease of 25% for both the three and nine month periods. The decrease in selling expense from the 2008 periods was primarily due to a significantly reduced headcount, including reductions in the number of direct sales representatives and clinical application specialists. Further, the first nine months of 2008 included commission costs related to the St. Jude Medical Co-Marketing Agreement which was no longer in effect in the 2009 periods. General and administrative expenses were also lower compared to the 2008 periods due to lower non-cash compensation expense related to unvested stock options that were forfeited in 2009, and non-recurring legal advisory related costs incurred in 2008. Selling, General and Administrative expense for the 2008 and 2009 periods included $1,861,197 and $1,474,071 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income for the three and nine months ended September 30, 2008 and 2009 was $59,382, $1,217, $310,544, and $14,913 a decrease of 98% and 95% respectively. Interest expense for the three and nine month periods ended September 30, 2008 and 2009 was $25,123, $1,596, $25,123, and $5,197, a decrease of 94% and 79%, respectively. The decrease in interest, income is primarily the result of lower amounts of invested cash and declines in short-term interest rates. For the periods ended September 30, 2008, interest expense included interest associated with the credit facility the Company used for funding. The Company did not use a credit facility for funding during the three or nine month periods ended September 30, 2009.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended September 30, 2008 was $2,107,022 compared to $1,681,441 in the same period in 2009. The net loss attributable to common stockholders for the nine months ended September 30, 2008 was $7,049,108 compared to $5,615,701 in the same period in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $6,207,074 at December 31, 2008 compared to $2,594,731 at September 30, 2009. At December 31, 2008 and September 30, 2009, cash equivalents consisted of money market funds. As discussed in Note 2 to our condensed financial statements included elsewhere in this quarterly report on Form 10-Q, the Company classifies investments in money market funds as cash equivalents since these investments are readily convertible into known amounts of cash in short order and have insignificant valuation risk.

The overall decrease in the Company’s cash and cash equivalents is primarily attributable to cash used by operations. Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. In the first nine months of 2009, we experienced losses from operations of $5,625,417. The main changes in operating assets and liabilities in 2009 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $195,490, or 25%, as a result of lower sales, and a decrease in inventory, net of reserve, of $106,165, or 7%, primarily attributable to sufficient inventory built up in connection with our contractual obligations to St. Jude Medical. Prepaid expenses and other current assets at September 30, 2009 increased $31,857, or 26%, compared to December 31, 2008 due the timing of operating expenses and related payments. Accounts payable and accrued expenses at September 30, 2009 increased $119,811 compared to December 31, 2008 due to timing of certain expenses. As a result of the aforementioned, we have incurred negative cash flow from operations of $3,602,315 for the nine months ended September 30, 2009. In addition, we have an accumulated deficit at September 30, 2009 of $94,259,794.

In March 2009, we implemented an expense reduction initiative. The initiative, in conjunction with previous measures, included a 33% reduction in headcount from 46 full-time equivalents employees in the fourth quarter of 2008. The reduction in headcount, which impacted all of our operational areas, included a restructuring of the direct sales organization to improve cost effectiveness. With the reallocation of resources afforded by the cost cutting initiative and the continuous implementation of sales and marketing tools, sales productivity in the third quarter of 2009 improved over the first two quarters of 2009 as sales of our Alternans products in the U.S. for the three months ended September 30, 2009 remained relatively constant with significantly fewer headcount. At December 31, 2008, we evaluated the Company’s cash flow for the subsequent 12 months assuming average sales productivity per sales representative, consistent with the prior quarters and operating expenditures reflective of the cost cutting initiative. As a result of lower than expected revenue, our cash balance as of September 30, 2009 was below these projections. However, we are able to, and if necessary will, adjust spending going forward, relative to the projections, to compensate for the ending cash shortfall. Therefore, as previously reported, we believe that our existing resources, and currently projected financial results, are sufficient to fund our operations through March 31, 2010. However, there can be no assurance that actual results will not differ materially from our financial projections.

In the interim, we are exploring opportunities to raise additional capital which we expect to be complete by the end of 2009. However, there can be no assurance that the Company will be successful in raising such capital that the terms of this financing would not be dilutive to other stockholders. If the Company is unsuccessful in raising additional capital, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2009 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital Lease Obligations	$37,050	$17,784	$19,266	$—	$—
Operating Lease Obligations	$1,379,160	$372,031	$774,715	$232,414	$—
Purchase Obligations	$40,000	$10,000	$20,000	$10,000	$—

Total	$1,456,210	$399,815	$813,981	$242,414	$—

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

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to September 30, 2009. In addition, monthly royalty under the Company’s consulting and technology agreement is $10,505.

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

At December 31, 2008 and September 30, 2009, our investments consisted of money market funds. The money market funds are currently invested in a government backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: November 16, 2009	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Development, Supply and Distribution Agreement dated June 22, 2009 by and between Cambridge Heart, Inc. and Cardiac Sciences Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted as filed separately with the Securities and Exchange Commission.