Form 10-Q/A
period 2009-06-30
CAMBRIDGE HEART INC
filed 2010-02-22
CIK 913443

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

CAMBRIDGE HEART, INC.

EXPLANATORY NOTE

Cambridge Heart, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2009 to (1) include additional statements regarding the Development, Supply and Distribution Agreement dated June 22, 2009 (the “Agreement”) we entered into with Cardiac Science Corporation and (2) to amend Exhibit 10.1 Development, Supply and Distribution Agreement dated June 22, 2009 to disclose certain confidential portions of the Agreement that were omitted in the initial Form 10-Q for the quarter ended June 30, 2009.

This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q for the quarter ended June 30, 2009 or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q (which continues to speak as of the date thereof). With this Amendment No. 1, the principal executive officer and principal financial officer of the Company have reissued their certificates required by Sections 302 and 906 of the Sarbanes-Oxley Act.

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

On June 22, 2009, we entered into a Development, Supply and Distribution Agreement (“Agreement”) with Cardiac Science Corporation, a leading stress test manufacturer (“Cardiac Science”), as part of our strategy to increase the sales and use of its proprietary MTWA technology. Pursuant to the Agreement, we will develop an OEM MTWA Module that will allow our MTWA test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s stress test platform via customized software and patient interface. Cardiac Science will market the MTWA Module as an upgrade to its existing installed base of stress systems and as an optional feature to new stress customers.

Under the Agreement, we will sell and deliver to Cardiac Science the MTWA Module and our Micro-V Alternans Sensors (together, the “Products”) under purchase orders submitted by Cardiac Science. Cardiac Science will resell the Products for use with Cardiac Science’s stress test platform through its direct sales force and through its network of distributors and sub-distributors. Cardiac Science’s right to resell the Products is non-exclusive. We may continue to sell, distribute and license our MTWA test and sensors to other distributors and customers in both generic and customized versions. Cardiac Science will have primary responsibility for preparing sales and marketing materials and for training its sales and service personnel regarding the Products. We will provide clinical and technical training and support to Cardiac Science. In addition, we will provide installation training service to each purchaser of a MTWA Module for use on Cardiac Science’s stress test platform. We also will have customary warranty obligations with respect to the Products sold under the Agreement.

The initial term of the Agreement expires on June 22, 2014. The term of the Agreement will automatically renew for a one year period unless either party notifies the other of its intention to terminate at least 90 days prior to the expiration of the initial or renewal term. We expect that the launch of the MTWA Module for Cardiac Science’s stress test platform will occur in 9 to 15 months based on development and regulatory approval timelines. The Agreement may be terminated by us if the MTWA Module has not been launched by September 30, 2010. The Agreement also may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Agreement that has not been cured within 60 days’ written notice from the terminating party, upon the bankruptcy of either party, and upon 12 months prior written notice to the other party.

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

CAMBRIDGE HEART, INC.

Date: February 22, 2010	By:	/s/ Vincenzo LiCausi
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Development, Supply and Distribution Agreement dated June 22, 2009

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.