Form 10-K/A
period 2009-12-31
CAMBRIDGE HEART INC
filed 2010-04-30
CIK 913443

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

CAMBRIDGE HEART, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 1

Securities and Exchange Commission

Item Number and Description

		Page
PART III
Item 10	Directors, Executive Officers and Corporate Governance	1
Item 11	Executive Compensation	3
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	10
Item 13	Certain Relationships and Related Transactions, and Director Independence	14
Item 14	Principal Accountant Fees and Services	16

PART IV
Item 15	Exhibits and Financial Statement Schedules	18

Signatures		19

Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

Cambridge Heart, Inc. (“Cambridge Heart” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2010 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Annual Report by including information required by Part III (Items 10, 11, 12, 13 and 14).

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

Background of Directors and Executive Officers

Set forth below are the name and age of each of our current directors and the positions held by him with us, his principal occupation and business experience during the last five years, the names of other publicly held companies of which he serves or has served as a director in the previous five years, the year of the commencement of his term as a director and the specific experience, qualifications, attributes and skills that contributed to the decision of the Board of Directors to nominate him for election as a director. Information concerning the background of our executive officers is included in Part I, Item 3A of this Annual Report on Form 10-K. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

RODERICK DE GREEF	Director since 2008
Age: 49

Mr. de Greef has been Chairman of the Board of the Company since November 2008. During the same period, Mr. de Greef has been employed by the Company to work with the Company’s Chief Executive Officer and the Board of Directors to formulate the strategic plan of the Company and to oversee the execution of corporate strategy. In addition to serving as the Company’s Chairman of the Board, Mr. de Greef provides corporate advisory services to several other companies. Mr. de Greef served as the Company’s Chief Financial Officer from October 2005 to July 2007 and as the Company’s Vice President of Finance and Administration from June 2006 to July 2007. From February 2001 to September 2005, Mr. de Greef was Executive Vice President and Chief Financial Officer of Cardiac Science, Inc., which merged with Quinton Cardiology, Inc. From 1995 to 2001, Mr. de Greef provided independent corporate advisory services to a number of early-stage companies. From 1986 to 1995, Mr. de Greef served as Chief Financial Officer of several publicly held, development stage medical technology companies. Mr. de Greef is a member of the board of directors of Endologix, Inc. and Bio Life Solutions Inc., both of which are in the life sciences field, and Elephant Talk Communications, Inc. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and earned his M.B.A. from the University of Oregon. Mr. de Greef’s extensive business, managerial, executive and leadership experience in the medical device industry, including service on the boards of directors and as an executive officer of other public companies, as well as his position as Chairman of the Board and right to be nominated to the Board under the terms of his employment agreement, were among the factors considered by the Board of Directors in determining that Mr. de Greef should be nominated for election as a director.

ALI HAGHIGHI-MOOD, Ph.D.	Director since 2007
Age: 50

Dr. Haghighi-Mood has been the President and Chief Executive Officer of the Company since December 2007. From December 2006 to December 2007, Dr. Haghighi-Mood served as the Company’s Executive Vice President, Chief Operating Officer and Chief Technology Officer. From July 2003 to December 2006, Dr. Haghighi-Mood served as the Company’s Vice President, Operations, Research and Development. From January 2002 to July 2003, he served as the Company’s Director of Research and has worked in the Company’s research and development department since January 1997. Dr. Haghighi-Mood holds B.S. and M.S. degrees in Electrical Engineering from the University of Tehran and a Ph.D. degree in Biomedical Engineering from the University of Sussex. Dr. Haghighi-Mood’s long history with and extensive knowledge of the technology and operations of the Company, as well as his position as President and Chief Executive Officer and right to be nominated to the Board under the terms of his employment agreement, were among the factors considered by the Board of Directors in determining that Dr. Haghighi-Mood should be nominated for election as a director.

PAUL MCCORMICK	Director since 2009
Age: 57

Mr. McCormick currently serves as the Executive Chairman of Cardiogenesis, Inc. From April 2007 until July 2009, Mr. McCormick served as Chairman of the Board of Cardiogenesis, Inc. Mr. McCormick was a member of the executive management team of Endologix, Inc. from 1998 until 2008, most recently serving as President and Chief Executive Officer from January 2003 until May 2008. He served as a director of Endologix from February 2002 until May 2010. Mr. McCormick also serves as a director of Cianna Medical, Inc. Mr. McCormick holds a B.A. in Economics from Northwestern University and an Executive Sales and Marketing certification from Columbia University. Mr. McCormick’s extensive executive, sales and marketing experience in the medical device industry were among the factors considered by the Board of Directors in determining that Mr. McCormick should be nominated for election as a director.

JOHN F. MCGUIRE	Director since 2007
Age: 63

Mr. McGuire is retired. From 2004 to 2007, he was President and Chief Executive Officer of the American Red Cross. Between 2003 and 2004, Mr. McGuire served as an Executive Vice President at the American Red Cross. Prior to joining the American Red Cross, Mr. McGuire was President of Whatman North America, an international leader in separations technology and provider of materials and devices to laboratory and healthcare markets. Previously, he served as President, Chief Executive Officer and a director of HemaSure, Inc., a publicly-traded blood filtration company. In addition, Mr. McGuire has held prominent positions for over 22 years in the field of biomedical technology. Mr. McGuire holds an MBA from Harvard University. Mr. McGuire’s substantial experience as an executive officer at numerous public companies, his prior leadership of the American Red Cross Blood Program, and his qualification as an audit committee financial expert were among the factors considered by the Board of Directors in determining that Mr. McGuire should be nominated for election as a director.

JEFFREY WIGGINS	Director since 2008
Age: 54

Mr. Wiggins is a former Principal of Dresdner RCM Capital Management, where he was responsible for in excess of $4 billion dollars in health care related investments. Mr. Wiggins joined Dresdner RCM in 1993 and became a Principal in 1997. While there, he started and managed several portfolios, advised other managers in their health care holdings, and initiated two public mutual funds. Prior to that time, Mr. Wiggins managed a derivative-based hedge fund portfolio investing in biotechnology, medical technology, pharmaceuticals, and health care services at O’Connor & Associates. Mr. Wiggins holds a B.A. from Hope College, with majors in Biology and Chemistry, Masters degrees from Northwestern University in Music and Management, and an M.F.A. from Vermont College. Mr. Wiggins’ business and investment experience in biotechnology, life sciences and other industries, as well as his qualification as an audit committee financial expert, were among the factors considered by the Board of Directors in determining that Mr. Wiggins should be nominated for election as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our Common Stock (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on its review of copies of reports filed by the Reporting Persons furnished to us, or written representations from Reporting Persons, we believe that, during the fiscal year ended December 31, 2008, the Reporting Persons complied with all Section 16(a) filing requirements.

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

Audit Committee

The Board of Directors has established a standing Audit Committee of the Board of Directors, which operates under a charter that has been approved by the Board. A current copy of the charter of the Audit Committee is posted on the Corporate Governance section of our website, www.cambridgeheart.com. The members of the Audit Committee are Mr. McGuire (Chairman), Mr. McCormick and Mr. Wiggins. The Board of Directors has determined that Mr. McGuire and Mr. Wiggins are “audit committee financial experts” as defined in Item 407(d) of Regulation S-K. The Board of Directors has determined that all members of the Audit Committee are independent as determined under Rule 10A-3 promulgated under the Exchange Act and as defined by the rules of The Nasdaq Stock Market.

Item 11.	Executive Compensation

The following table sets forth information for the fiscal years ended December 31, 2008 and 2009 concerning the compensation paid to each person serving as the Company’s Chief Executive Officer or acting in a similar capacity during the last completed fiscal year and the Company’s Chief Financial Officer (the “Named Executive Officers”). No other executive officer of the Company received total compensation in excess of $100,000 during the fiscal year ended December 31, 2009.

Summary Compensation Table For 2008 and 2009

Name and Principal Position	Year	Salary ($)	Option Award ($)(1)	Non-Equity Incentive Compensation ($)(2)	All Other Compensation ($)		Total ($)
Ali Haghighi-Mood	2009	275,000	1,032,545	77,000	—		1,384,545
President and Chief Executive Officer	2008	275,000	1,091,939	—	—		1,366,939

Vincenzo LiCausi	2009	155,000	245,958	26,040	—		426,998
Vice President Finance and Administration, Chief Financial Officer	2008	155,000	244,595	23,000	—		422,595

Roderick de Greef(3)	2009	120,000	55,176	—	—		175,176
Chairman of the Board	2008	12,308	6,930	—	32,916	(4)	52,154

(1)	Reflects the compensation cost related to all outstanding awards recognized in 2008 and 2009 for financial statement reporting purposes in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions made in the calculation of these amounts are included in Note 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
(2)	For 2008, consists of cash bonus earned pursuant to non-equity incentive plan awards. For 2009, represents the cash bonuses earned pursuant to non-equity incentive plan awards but foregone by the Named Executive Officers. In March 2010, Dr. Haghighi-Mood and Mr. LiCausi agreed to accept options to purchase 668,468 and 226,064 shares of common stock, respectively, in lieu of earned cash bonuses for 2009 of $77,000 in the case Dr. Haghighi-Mood, and $26,040 in the case of Mr. LiCausi. See “Senior Management Bonus Plan for 2009” for a description of the terms of these option awards.
(3)	Mr. de Greef became our Chairman of the Board in November 2008.
(4)	Consists of fees paid to Mr. de Greef for consulting services provided from July 2008 until November 2008.

Severance Arrangements with Chief Executive Officer and Chief Financial Officer

The Company has entered into agreements with Dr. Haghighi-Mood and Mr. LiCausi providing for the payment of severance benefits in the event of a qualifying termination of employment. Under these agreements, if the executive officer’s employment is terminated by the Company without cause (as defined in the respective agreement), the executive officer will be entitled to receive severance compensation equal to the executive officer’s base salary as in effect at the time of such termination and continued healthcare benefits for a period of six months in the case of Mr. LiCausi and 12 months in the case of Dr. Haghighi-Mood.

In the event that Dr. Haghighi-Mood terminates his employment within 30 days following the occurrence of changed circumstances, he is entitled to receive the severance benefits as though his employment had been terminated by the Company without cause. For purposes of his employment agreement, changed circumstances includes (i) a material reduction in the nature or scope of Dr. Haghighi-Mood’s responsibilities, authority or powers as President and Chief Executive Officer of the Company, including, without limitation, due to the Board having hired or appointed another senior executive officer to whom Dr. Haghighi-Mood is requested by the Board to report or who reports directly to the Board or who is given responsibilities or authority normally exercised by an executive in the positions of President and Chief Executive Officer of a company generally comparable to the Company, in each case without Dr. Haghighi-Mood’s consent; and (ii) any failure by the Company to nominate and recommend to stockholders that they reelect Dr. Haghighi-Mood to serve as a director of the Company upon the expiration of his term.

In the event of a change in control (as defined in the severance agreements) that does not result in termination of the executive officer’s employment, 50% of Mr. LiCausi’s unvested options and 100% of Dr. Haghighi-Mood’s unvested options that are then outstanding will become immediately exercisable. In the event of a change in control that results in the termination of the executive officer’s employment without cause or by the executive officer for good reason (each as defined in the severance agreements), the executive officer will be entitled to receive severance compensation in an amount equal to the executive officer’s base salary as in effect at the time of such termination for a period of 12 months, continued healthcare benefits for a period of 12 months, and all of the executive officer’s unvested options which are then outstanding will become immediately exercisable.

The Company included enhanced severance benefits in the event of a change in control of the Company in order to remove any financial concerns an executive may have when evaluating a potential transaction and to allow the executive to focus on maximizing value for the Company’s stockholders. The Board of Directors determined that these change in control benefits are necessary given the volatility and uncertainty inherent in the Company’s line of business.

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

Under the terms of the employment agreement, Dr. Haghighi-Mood will have the opportunity to earn an annual performance bonus in the amount, and contingent upon the achievement by the Company or Dr. Haghighi-Mood, as the case may be, of performance goals to be agreed upon by Dr. Haghighi-Mood and the Board of Directors of the Company. See “Senior Management Bonus Plan for 2009” for a description of the 2009 performance bonus criteria for Dr. Haghighi-Mood.

Effective March 1, 2010, Dr. Haghighi-Mood agreed to a 10% reduction in his base salary for 2010. See “Management Stock Option Awards” for a description of the terms of a stock option awarded to Dr. Haghighi-Mood in recognition of the reduced base salary.

Senior Management Bonus Plan for 2009

Dr. Haghighi-Mood and Mr. LiCausi, as well as other senior management of the Company (excluding Mr. de Greef), were eligible to participate in the Senior Management Bonus Plan for 2009 (the “200 Bonus Plan”). The objective of the 2009 Bonus Plan is to provide an effective tool to help motivate the senior management team’s performance in achieving the Company’s defined strategy and goals by aligning measurement and accountability with cash incentive rewards. The total bonus potential under the 2009 Bonus Plan for Dr. Haghighi-Mood and Mr. LiCausi was 50% and 30% of annual base pay, respectively.

Rewards under the 2009 Bonus Plan were based on the achievement of performance goals for the Company established by the Compensation Committee and approved by the Board of Directors in consultation with Mr. Haghighi-Mood. The performance goals under the 2009 Bonus Plan consisted of four separate goals each weighted between 8% and 60% relating to:

•	the execution of one or more strategic distribution agreements approved by the Board of Directors;

•	the completion of the development of a MTWA OEM Module and any other requirements of any strategic distribution agreements to which the Company is a party;

•	the achievement of a cash balance at December 31, 2009 in an amount determined by the Board of Directors; and

•

the completion of a capital raising transaction upon terms agreed to by the Board of Directors that results in the Company achieving a total cash balance at December 31, 2009 in an amount determined by the Board of Directors.

The Compensation Committee determined that a portion of the performance goal related to the execution of one or more strategic distribution agreements, the entire performance goal related to the development of a MTWA OEM Module, and a portion of the performance goal related to the completion of a capital raising transaction had been achieved, and that the performance goal related to the achievement of an amount of cash at December 31, 2009 had not been achieved. Based on the foregoing, the Compensation Committee determined that the bonus amounts earned by Dr. Haghighi-Mood and Mr. LiCausi under the 2009 Bonus Plan were $77,000 and $26,040, respectively.

On March 11, 2010, the Compensation Committee awarded, and Dr. Haghighi-Mood and Mr. LiCausi agreed to accept, stock options in lieu of any cash bonus for 2009. Specifically, Dr. Haghighi-Mood and Mr. LiCausi were awarded options to purchase 668,468 and 226,064 shares of common stock, respectively, at an exercise price of $0.16 per share, which was the closing price of the Company’s common stock on the date of grant. The number of shares covered by each option award was determined based on the amount of the 2009 bonus earned by each recipient and the fair value of the option awards using the Black-Scholes option pricing model, which requires the Company to make certain assumptions regarding the expected term of the options, forfeiture rate and volatility of the underlying stock. The option awards are immediately exercisable and will continue to be exercisable following the termination of the employment of the recipient until the expiration of the ten-year term.

Employment Agreement with Chairman of the Board

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

On November 24, 2008, the Board awarded to Mr. de Greef a stock option to purchase 550,000 shares of common stock of the Company. The option was granted under and subject to the terms of the Company’s 2001 Stock Incentive Plan (the “2001 Plan”). The exercise price of the option was the closing price per share of the Company’s common stock on November 24, 2008 (the “Grant Date”). The option becomes exercisable in three equal annual installments, beginning on the first anniversary of the Effective Date. The option will expire on the tenth anniversary of the Grant Date. The dates on which the option will become exercisable will accelerate with regard to a specified number of shares upon the occurrence of certain performance goals (the “Performance Goals”). The Performance Goals include: (i) the achievement by the Company of a specified 12-month trailing revenue target of $7.0 million (the “Revenue Target”); (ii) the consummation by the Company of one or more equity financing transactions in a twelve-month period that result in the receipt by the Company of sufficient proceeds to fund the Company’s operations for a 12-month period as determined in good faith by the Board (the “Financing Target”); and (iii) the consummation by the Company of a strategic distribution agreement (the “Strategic Transaction Target”). Upon the occurrence of a Performance Goal, the stock option will become exercisable with respect to a number of shares equal to the lesser of (A) the number of shares specified in the employment agreement for each Performance Goal (162,500 shares for each of the Revenue Target and the Financing Target and 62,500 shares for the Strategic Transaction Target) and (B) the positive difference between total number of shares under the stock option that are not yet exercisable and the number of shares specified in the employment agreement for the Performance Goal. The shares that become exercisable upon the achievement of a Performance Goal will reduce the number of shares that otherwise would next become exercisable on a regular annual vesting date following the date of achievement of the Performance Goal. As of December 31, 2009, both the Financing Target and the Strategic Transaction Target had been achieved.

In addition, prior to his appointment as Chairman of the Board, from July 2008 to November 2008, Roderick de Greef served as a consultant pursuant to the terms of a consulting agreement between the Company and Mr. de Greef dated July 29, 2008 (the “Consulting Agreement”). The Consulting Agreement provided that Mr. de Greef would provide consulting services to the Company to promote and execute the Company’s business development activities as an independent contractor. Mr. de Greef was paid a total of $32,916 in fees under the Consulting Agreement. On July 29, 2008, Mr. de Greef received an option to purchase 100,000 shares of the Common Stock of the Company at an exercise price of $0.33 per share (the “July 2008 Option”). The option becomes exercisable if, during the term of the Consulting Agreement or within 12 months thereafter, the Company executes a strategic transaction in which Mr. de Greef was involved. The July 2008 Option became exercisable in 2009.

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

In 2009, the stock options awarded to Mr. de Greef on November 24, 2008 associated with the execution of a Strategic Transaction and the Financing Target Performance Goals, and the July 2008 Option became exercisable.

Effective March 1, 2010, Mr. de Greef agreed to a 10% reduction in his base salary for 2010. See “Management Stock Option Awards” for a description of the terms of a stock option awarded to Mr. de Greef in recognition of the reduced in base salary.

2010 Management Stock Option Awards

Effective March 1, 2010, the senior management team of the Company agreed to a 10% reduction in their base salaries for 2010. After giving effect to this reduction, the annual salary rates for the Named Executive Officers will be as follows: $247,500 for Dr. Haghighi-Mood, $108,000 for Mr. de Greef, and $83,700 for Mr. LiCausi. In recognition of the reduction of the salaries of the senior management team, the Compensation Committee granted to each senior management member a stock option award (the “Salary Reduction Option Award”) on March 11, 2010 that becomes exercisable in nine equal monthly installments beginning on April 11, 2010, and will continue to be exercisable following the termination of the employment of the recipient to the same extent that the option was exercisable on the date of termination until expiration of the ten-year term. The Salary Reduction Option Awards were granted outside of the Company’s 2001 Stock Incentive Plan, but are nevertheless subject to the terms and conditions of the plan as if granted thereunder. Dr. Haghighi-Mood, Mr. de Greef and Mr. LiCausi received Salary Reduction Option Awards to purchase 198,949, 86,814 and 67,281 shares of common stock, respectively, at an exercise price of $0.16 per share, which was the closing price of the Company’s common stock on the date of grant. The number of shares covered by each Salary Reduction Option Award was determined based on the amount of the reduction of the 2010 salary for each recipient and the fair value of the Salary Reduction Option Awards using the Black-Scholes option pricing model, which requires the Company to make certain assumptions regarding the expected term of the options, forfeiture rate and volatility of the underlying stock.

Additionally, on March 11, 2010, each of the members of the senior management team of the Company (other than Mr. de Greef) entered into individual option exchange agreements with the Company whereby previously granted stock options to purchase an aggregate of 2,983,333 shares of common stock issued at varying times and at varying prices (ranging from $0.29 per share to $4.00 per share) were cancelled and replaced with new stock options (the “Management Stock Option Awards”) to purchase an aggregate of 3,583,333 shares of common stock of the Company at an exercise price of $0.16 per share, which was the closing price of the Company’s common stock on the date of grant. The Management Stock Option Awards become exercisable in three equal annual installments beginning on first anniversary of the date of grant. Dr. Haghighi-Mood and Mr. LiCausi received awards to purchase 2,383,333 and 450,000 shares of common stock of the Company, respectively, in exchange for the cancellation of previously granted stock options to purchase 2,383,333 and 350,000 shares of common stock. The Management Stock Option Awards were granted outside of the Company’s 2001 Stock Incentive Plan, but are nevertheless subject to the terms and conditions of the plan as if granted thereunder.

The following table sets forth certain information concerning stock options held by the Named Executive Officers as of December 31, 2009.

Outstanding Equity Awards At Fiscal Year-end For 2009

Name	Option Awards(1)
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Ali Haghighi-Mood, Ph.D.	333,333			$0.29	8/15/2015
Ali Haghighi-Mood, Ph.D.	700,000			$3.30	12/14/2016
Ali Haghighi-Mood, Ph.D.	600,000	300,000		$1.15	12/11/2017
Ali Haghighi-Mood, Ph.D.	300,000	150,000		$1.15	12/11/2017
Vincenzo LiCausi	50,000	100,000		$2.53	10/16/2016
Vincenzo LiCausi	20,000			$3.26	4/30/2017
Vincenzo LiCausi	20,000	10,000		$4.00	5/18/2017
Vincenzo LiCausi	100,000	50,000		$1.07	2/12/2018
Roderick de Greef	345,833	204,167	(2)	$0.15	11/24/2018
Roderick de Greef	100,000			$0.33	7/29/2018

(1)	Except as otherwise noted, each option becomes exercisable in three equal annual installments, beginning on the first anniversary of the date of grant.
(2)	Option becomes exercisable in three equal annual installments, beginning on the first anniversary of the date of grant. The dates on which the option will become exercisable will accelerate with regard to a specified number of shares upon the occurrence of certain performance goals (the “Performance Goals”). The Performance Goals include: (i) the achievement by the Company of a 12-month trailing revenue target of $7.0 million (the “Revenue Target”); (ii) the consummation by the Company of one or more equity financing transactions in a 12-month period that result in the receipt by the Company of sufficient proceeds to fund the Company’s operations for a 12-month period as determined in good faith by the Board (the “Financing Target”); and (iii) the consummation by the Company of a strategic distribution agreement (the “Strategic Transaction Target”). Upon the occurrence of a Performance Goal, the stock option will become exercisable with respect to a number of shares equal to the lesser of (A) the number of shares specified for each Performance Goal (162,500 shares for each of the Revenue Target and the Financing Target and 62,500 shares for the Strategic Transaction Target) and (B) the positive difference between total number of shares under the stock option that are not yet exercisable and the number of shares specified for the Performance Goal. The shares that become exercisable upon the achievement of a Performance Goal will reduce the number of shares that otherwise would next become exercisable on a regular annual vesting date following the date of achievement of the Performance Goal.

Director Compensation

In 2009, non-employee directors received a fee of $2,500 per in-person meeting of the Board of Directors and $500 per telephonic meeting of the Board of Directors or committee meeting, and non-employee directors who served as Chairman of the Board or as chairman of one or more committees of the Board of Directors (currently Messrs. McGuire, Wiggins and McCormick) received a fee of $3,125 per in-person meeting of the Board of Directors and $625 per telephonic meeting of the Board of Directors or committee meeting. In 2009, each of the Company’s non-employee directors received an annual retainer of $15,000, payable in equal quarterly installments.

Effective March 31, 2010, the Board of Directors has reduced the amount of cash compensation paid to the non-employee directors of the Company. Specifically, all per meeting fees have been eliminated and the cash annual retainer paid to non-employee directors has been reduced to $12,000 per year, payable in equal quarterly installments.

In recognition of this reduction in fees, each of the non-employee directors was awarded a stock option to purchase 112,858 shares of common stock of the Company (the “Director Fee Reduction Option Award”), having a fair value of $13,000 using the Black Scholes option pricing model. The Director Fee Reduction Option Awards become exercisable in nine equal monthly installments beginning on April 11, 2010 and will continue to be exercisable following the termination of the director’s service with the Company to the same extent that the stock option was exercisable on the date of resignation or termination until expiration of the ten-year term. The Director Fee Reduction Option Awards were granted outside of the Company’s 2001 Stock Incentive Plan, but are nevertheless subject to the terms and conditions of the plan as if granted thereunder.

Additionally, on March 11, 2010, the Compensation Committee granted each of the non-employee directors a stock option to purchase 100,000 shares of the common stock of the Company under and pursuant to the Company’s 2001 Stock Incentive Plan. The stock options become exercisable in full on the one-year anniversary of the date of grant and will continue to be exercisable following the termination of services of the recipient to the same extent that it was exercisable on the date of termination until the expiration of the ten-year term.

The following table sets forth compensation actually paid, earned or accrued during 2009 by the Company’s directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Total ($)
Richard J. Cohen(2)	27,500	233,180	(3)	20,147	(4)	280,828
Kenneth V. Hachikian(5)	36,250	—		22,398	(6)	58,648
Reed Malleck(7)	33,500	—		20,147	(8)	53,647
John F. McGuire	40,625	—		64,331	(9)	104,956
Keith M. Serzen(10)	6,250	—		—		6,250
Jeffrey Wiggins	36,875	—		17,059	(11)	53,934
Paul McCormick	—	—		—		—

(1)	Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with FASB ASC Topic 718 (excluding the impact of estimated forfeitures related to service-based vesting conditions), and thus may include amounts attributable to awards granted during and before 2009. Assumptions made in the calculation of these amounts are included in Note 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
(2)	Dr. Cohen resigned as director on December 30, 2009. See “Consulting and Technology Agreement with Richard J. Cohen, M.D., Ph.D.” contained in Item 13 for a description of royalty fees paid to Dr. Cohen under an Amended and Restated Consulting and Technology Agreement between Dr. Cohen and the Company.
(3)	As of December 31, 2009, Dr. Cohen held 175,000 shares of restricted stock.

(4)	As of December 31, 2009, Dr. Cohen held options to purchase (a) 287,500 shares of Common Stock at exercise price of $0.30 per share, (b) 30,000 shares of Common Stock at an exercise price of $2.90 per share and (c) 300,000 shares of Common Stock at an exercise price of $0.34 per share.
(5)	Mr. Hachikian resigned as director on December 30, 2009.
(6)	As of December 31, 2009, Mr. Hachikian held options to purchase (a) 80,000 shares of Common Stock at an exercise price of $0.30 per share and (b) 30,000 shares of Common Stock at an exercise price of $2.90 per share.
(7)	Mr. Malleck resigned as director on December 30, 2009.
(8)	As of December 31, 2009, Mr. Malleck held options to purchase (a) 80,000 shares of Common Stock at an exercise price of $0.30 per share and (b) 30,000 shares of Common Stock at an exercise price of $2.90 per share.
(9)	As of December 31, 2009, Mr. McGuire held options to purchase 100,000 shares of Common Stock at an exercise price of $2.40 per share.
(10)	Mr. Serzen resigned as a director on April 22, 2009.
(11)	As of December 31, 2009, Mr. Wiggins held options to purchase 100,000 shares of common stock at an exercise price of $0.63 per share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(3)
Equity compensation plans approved by security holders	5,278,366	$1.60	2,186,110
Equity compensation plans not approved by security holders	650,000	$1.56	—
Total	5,928,366	$1.59	2,186,110

(1)	Consists of the Amended and Restated 1993 Incentive and Non-Qualified Stock Option Plan, the 1996 Equity Incentive Plan, and the 2001 Stock Incentive Plan.
(2)	Consists of a stock option to purchase 200,000 shares of Common Stock awarded to Jeffrey J. Langan, and a stock option to purchase 450,000 shares of Common Stock awarded to Ali Haghighi-Mood.
(3)	Consists of shares of Common Stock issuable under the 2001 Stock Incentive Plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2009, 1,120,217 shares of Common Stock under the 2001 Stock Incentive Plan may instead be issued in the form of restricted stock.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of Common Stock, Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred”) and Series D Convertible Preferred Stock (the “Series D Preferred”) by: (i) each director and nominee, (ii) each of the executive officers named in the Summary Compensation Table above, (iii) all current directors and executive officers as a group, and (iv) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, Series C-1 Preferred or Series D Preferred.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of April 30, 2010, and the address for each director and executive officer of the Company is: c/o Cambridge Heart, Inc., 100 Ames Pond Drive, Tewksbury, MA 01876. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Common Stock			Series C-1 Preferred		Series D Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding(2)	Number of Shares Beneficially Owned(1)	Percentage of Class Outstanding	Number of Shares Beneficially Owned(1)	Percentage of Class Outstanding
Directors
Ali Haghighi-Mood, Ph.D.	734,784	(3)	1.1%	—	—	—	—
Roderick de Greef	1,572,332	(4)	2.3%	—	—	50	2.7%
Paul McCormick	37,619	(5)	*	—	—	—	—
John McGuire	104,286	(6)	*	—	—	—	—
Jeffrey Wiggins	6,689,653	(7)	9.2%	—	—	300	16.2%

Named Executive Officers
Ali Haghighi-Mood, Ph.D.	734,784	(3)	1.1%	—	—	—	—
Vincenzo LiCausi	248,491	(8)	*	—	—	—	—
All directors and executive officers as a group (6 persons)	9,387,165	(9)	12.5%	—	—	350	18.9%

5% Stockholders
Vincente Madrigal	6,585,367	(10)	9.1%	—	—	300	16.2%
Saba Malak	8,608,924	(11)	11.9%	—	—	300	16.2%
Luis Martins	9,814,634	(12)	13.5%	—	—	315	17.0%
St. Jude Medical, Inc.	4,180,602	(13)	6.0%	5,000	100%	—	—
Samana Capital, L.P.	3,754,736	(14)	5.70%	—	—	—	—

*	Represents less than 1% of the outstanding Common Stock.
(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock, Series C-1 Preferred and Series D Preferred listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 30, 2010 through the exercise of any stock option, warrant, conversion of preferred stock or other right. The inclusion herein of any shares of Common Stock, Series C-1 Preferred or Series D Preferred deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock, Series C-1 Preferred or Series D Preferred. Shares of Common Stock, Series C-1 Preferred or Series D Preferred which an individual or entity has a right to acquire within the 60-day period following April 30, 2010 pursuant to the exercise of options, warrants or conversion rights are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table.

(2)	Based on 65,872,365 shares of Common Stock outstanding as of April 30, 2010.
(3)	Consists of 734,784 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on June 29, 2010.
(4)	Consists of (i) 609,756 shares of Common Stock issuable upon the conversion of 50 shares of Series D Preferred, (ii) 474,771 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on June 29, 2010, and (iii) 487,805 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock.
(5)	Consists of 37,619 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on June 29, 2010.
(6)	Consists of 104,286 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on June 29, 2010.
(7)	Consists of (i) 3,658,537 shares of Common Stock issuable upon the conversion of 300 shares of Series D Preferred beneficially owned by Mr. Wiggins through his relationship with the Jeffrey Wiggins Trust, (ii) 104,286 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on June 29, 2010, and (iii) 2,926,830 shares of Common Stock issuable upon the exercise of warrants to purchase Common Stock beneficially owned by Mr. Wiggins through his relationship with the Jeffrey Wiggins Trust.
(8)	Consists of 248,491 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on June 29, 2010.
(9)	See notes 2 through 8 above.
(10)	As described in a Schedule 13G filed with the Securities and Exchange Commission on January 4, 2010, Vincente Madrigal beneficially owns 6,585,367 shares of Common Stock, including (i) 3,658,537 shares of Common Stock issuable upon conversion of 300 shares of Series D Preferred and (ii) 2,926,830 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock. Mr. Madrigal’s address is 79 East 79th Street, Apartment 12, New York, New York 10075.
(11)	As described in a Schedule 13G filed with the Securities and Exchange Commission on January 4, 2010, Saba Malak beneficially owns 8,608,924 shares of Common Stock, including (i) 2,023,557 shares of Common Stock, (ii) 3,658,537 shares of Common Stock issuable upon conversion of 300 Shares of Series D Preferred, and (iii) 2,926,830 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock. Mr. Malak’s address is 225 Commonwealth Avenue, Apartment 4, Boston,.
(12)	As described in a Schedule 13G filed with the Securities and Exchange Commission on January 4, 2010, Luis Martins beneficially owns 9,814,634 share of Common Stock, including (i) 2,900,000 shares of Common Stock, (ii) 3,841,463 shares of Common Stock issuable upon conversion of 315 shares of Series D Preferred, and (iii) 3,073,171 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock. Mr. Martins’ address is 1886 Beacon Street, Waban/Newton, Massachusetts 02468.
(13)	Includes 4,180,602 shares of Common Stock issuable upon the conversion of shares of Series C-1 Preferred. The business address of St. Jude Medical, Inc. is One Lillehei Plaza, St. Paul, MN 55117.
(14)	As described in a Schedule 13G/A (Amendment No. 3) filed with the Securities and Exchange Commission on February 16, 2010 by Samana Capital, L.P., Morton Holdings, Inc., and Philip B. Korsant, which share the power to vote and dispose of the shares of Common Stock. The principal business address of Samana Capital, L.P., Morton Holdings, Inc., and Philip B. Korsant is 283 Greenwich Avenue Greenwich, CT 06830.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Consulting and Technology Agreement with Richard J. Cohen, M.D., Ph.D.

The Company and Richard J. Cohen, M.D., Ph.D., who serves as the Chairman of the Company’s Scientific Advisory Board and, until December 30, 2009, served as a member of the Company’s Board of Directors, are parties to a Consulting and Technology Agreement pursuant to which Dr. Cohen agreed to provide consulting services and license certain technologies to the Company in exchange for compensation and the payment of certain royalties by the Company. In May 2007, the Company and Dr. Cohen entered into an Amended and Restated Consulting and Technology Agreement (the “Consulting Agreement”), the material terms of which are described below.

Under the terms of the Consulting Agreement, during the period beginning January 1, 2007 and ending on December 31, 2009 (the “Interim Consulting Period”), Dr. Cohen agrees to be available to the Company for consultation for up to 42 days per year. Thereafter, Dr. Cohen agrees to be available to the Company for consultation for a minimum of 18 days per year until the expiration of the consulting period on December 31, 2015 (the “Additional Consulting Period”).

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

Under the Consulting Agreement, Dr. Cohen received in May 2007, as compensation for his consulting effort, an aggregate of 175,000 shares of restricted common stock of the Company subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. The restricted shares vested on January 1, 2010. Dr. Cohen will not receive any additional compensation for the Additional Consulting Period.

In March 2010, the Company entered into Amendment No. 1 to the Amended and Restated Consulting and Technology Agreement with Dr. Cohen (“Amendment No. 1”). Pursuant to Amendment No. 1, the Interim Consulting Period is extended to December 31, 2010. Additionally, Dr. Cohen agreed to accept a reduced Monthly Royalty payment of $5,811.17 per month for the period beginning on January 1, 2010 and ending on December 31, 2010. In consideration for the reduction in Monthly Royalty payments, Dr. Cohen received a stock option to purchase 561,982 shares of common stock of the Company, which becomes exercisable in nine equal monthly installments beginning on April 11, 2010 and which was granted outside of the Company’s 2001 Stock

Incentive Plan, but nevertheless subject to the terms and conditions of the 2001 Stock Incentive Plan. Pursuant to Amendment No. 1, in recognition of his service as Chairman of the Scientific Advisory Committee, Dr. Cohen received a stock option, under the Company’s 2001 Stock Incentive Plan, to purchase 100,000 shares of the common stock of the Company, which becomes exercisable in full on March 11, 2010. Additionally, in consideration for his services as Chairman of the Company’s Scientific Advisory Board during 2010, Dr. Cohen received a stock option to purchase 43,407 shares of common stock of the Company, which becomes exercisable in nine equal monthly installments beginning on April 11, 2010 and which was granted outside of the Company’s 2001 Stock Incentive Plan, but nevertheless subject to the terms and conditions of the 2001 Stock Incentive Plan, and will be paid a total cash fee of $5,000, payable monthly for the fiscal year 2010. All of the options granted to Dr. Cohen in connection with Amendment No. 1 have an exercise price of $0.16 per shares, which is the closing price of the common stock on the date of grant.

In 2009, the Company paid Dr. Cohen approximately $178,202 in royalties under the Consulting Agreement.

Under the Consulting Agreement, the Company will have the right to terminate the Consulting Agreement within the 30-day period immediately following a Change in Control (as defined in the Consulting Agreement) of the Company, in which case the Company shall pay Dr. Cohen a termination royalty as determined in the Consulting Agreement. Either party may terminate the Consulting Agreement for material breach or default by the other party of the other party’s obligations under the Consulting Agreement upon 90 days’ notice.

Securities Purchase Agreement for Series D Convertible Preferred Stock

On December 23, 2009, the Company issued and sold 1,852 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred”) at a purchase price of $1,000 per share (the “Series D Original Issue Price”) and common stock warrants described below to new and current institutional and private investors, including three directors of the Company, pursuant to the terms of a Securities Purchase Agreement dated December 23, 2009 between the Company and the purchasers of Series D Preferred (the “Series D Financing”). Three directors of the Company purchased an aggregate of 385 shares of Series D Preferred for a total purchase price of $385,000. Specifically, Roderick de Greef, who serves as Chairman of the Board, Richard J. Cohen, who was then serving as a member of the Board, and Jeffery Wiggins purchased 50, 35 and 300 shares of Series D Preferred, respectively, and were issued Short-Term Warrants (as defined below) to purchase 304,878, 213,415 and 1,829,269 shares of common stock, respectively, and Long-Term Warrants (as defined below) to purchase 182,927, 128,049 and 1,097,561 shares of common stock, respectively.

Each share of Series D Preferred is convertible into a number of shares of common stock of the Company equal to $1,000 divided by the conversion price of the Series D Preferred, which is initially $0.082. Each share of Series D Preferred is currently convertible into approximately 12,195 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 1,852 shares of Series D Preferred issued and sold in the financing is 22,585,366, or approximately 32.69% of the Company’s issued and outstanding common stock on an as converted basis.

The Company also issued to the investors two types of warrants. The first warrant, which expires on December 23, 2010, entitles the investor to purchase a number of shares of common stock equal to 50% of the number of shares of common stock into which the Series D Preferred purchased by the investor is convertible (the “Short-Term Warrant”). A total of 11,292,686 shares of common stock are issuable under the Short-Term Warrants. The exercise price of the Short-Term Warrants is $0.107 per share. The second warrant, which expires on December 23, 2014, entitles the investor to purchase a number of shares of common stock equal to 30% of the number of shares of common stock into which the Series D Preferred purchased by the investor is convertible (the “Long-Term Warrant”). A total of 6,775,611 shares of common stock are issuable under the Long-Term Warrants. The exercise price of the Long-Term Warrants is $0.142 per share. The Company may call the Long-Term Warrants if the closing price of the Company’s common stock is at least $0.284 for a period of 20 consecutive trading days.

The conversion price of the Series D Preferred is subject to adjustment if the Company issues shares of common stock at a purchase price below the conversion price of the Series D Preferred at any time within 18 months after the issue date. In the event of a liquidation of the Company, the holders of Series D Preferred are entitled to receive an amount equal to the Series D Original Issue Price plus declared but unpaid dividends before the payment of any amount to the holders of common stock, Series C-1 Convertible Preferred Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior to or on parity with the Series D Preferred with respect to liquidation preference.

Director Independence

The Board has determined that Messrs. Wiggins, McGuire and McCormick are independent directors, and that Messrs. Hachikian and Malleck, who served on the Board of Directors during 2009, were independent directors, as defined by the rules of The Nasdaq Stock Market. The Board of Directors has established three standing committees—Audit, Compensation, and Nominating and Governance. The Audit and Nominating and Governance Committees each operate under a charter that has been approved by the Board. Current copies of the charters of the Audit and Nominating and Governance Committees are posted in the Corporate Governance section of the Company’s website at www.cambridgeheart.com.

The members of the Audit Committee are Mr. McGuire (Chairman), Mr. Wiggins and Mr. McCormick. The Board of Directors has determined that all members of the Audit Committee are independent as determined under Rule 10A-3 promulgated under the Securities Exchange Act of 1934 and as defined by the rules of The Nasdaq Stock Market.

The members of the Compensation Committee are Mr. McCormick (Chairman), Mr. Wiggins and Mr. McGuire. All members of the Compensation Committee are independent as defined under the rules of The Nasdaq Stock Market.

The members of the Nominating and Governance Committee are Mr. Wiggins (Chairman), Mr. McGuire and Mr. McCormick. All members of the Nominating Committee are independent as defined under the rules of The Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services

Independent Auditor’s Fees

The following table summarizes the fees of Caturano and Company, PC billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

Fee Category	2009	2008
Audit Fees	$137,250	$125,000
Audit-Related Fees	$—	$6,050	(1)
Total Fees	$137,250	$131,050

(1)	Consists of fees related to SEC filings and accounting consultation.

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

There were no audit or non-audit services provided to the Company for the fiscal year ended December 31, 2009 that were not approved by the Audit Committee or its chairman.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b) The following exhibits are filed as part of this Report on Form 10-K/A:

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

CAMBRIDGE HEART, INC.

By:	/S/ ALI HAGHIGHI-MOOD
Ali Haghighi-Mood President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALI HAGHIGHI-MOOD Ali Haghighi-Mood	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2010

/S/ VINCENZO LICAUSI Vincenzo LiCausi	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002