Form 10-Q
period 2010-03-31
CAMBRIDGE HEART INC
filed 2010-05-17
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 17, 2010

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	65,872,365

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2009	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,159,468	$2,227,509
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $171,515 and $164,648 at December 31, 2009 and March 31, 2010, respectively	458,887	444,895
Inventory	1,152,620	990,530
Prepaid expenses and other current assets	118,312	147,284

Total current assets	4,989,287	3,910,218
Fixed assets	239,970	238,206
Restricted cash, net of current portion	400,000	300,000
Other assets	42,655	53,996

Total Assets	$5,671,912	$4,502,420

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$383,768	$257,666
Accrued expenses	1,116,663	1,003,761
Capital lease obligation, current portion	13,571	4,032

Total current liabilities	1,514,002	1,265,459

Capital lease obligation, long-term portion	13,551	32,592

Total liabilities	1,527,553	1,298,051

Commitments and contingencies (Note 7)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2009 and March 31, 2010, respectively; 6,852 shares issued and outstanding at December 31, 2009 and March 31, 2010 respectively. Liquidation preference and redemption value of $14,352,000 as of December 31, 2009 and March 31, 2010, respectively.	12,870,613	12,870,613

	12,870,613	12,870,613

Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2009 and March 31, 2010, respectively; 64,904,955 shares issued and outstanding at December 31, 2009; 65,872,365 shares issued and outstanding at March 31, 2010	64,905	65,872
Additional paid-in capital	87,201,360	87,711,876
Accumulated deficit	(95,992,519)	(97,443,992)

Total stockholders’ deficit	(8,726,254)	(9,666,244)

Total Liabilities and Stockholders’ Deficit	$5,671,912	$4,502,420

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2009	2010

Revenue	$835,522	$658,312

Cost of goods sold	492,810	509,625

Gross profit	342,712	148,687

Costs and expenses:
Research and development	74,448	148,395
Selling, general and administrative	2,432,955	1,450,630

Total operating expenses	2,507,403	1,599,025

Loss from operations	(2,164,691)	(1,450,338)

Interest income	11,689	58

Interest expense	(2,064)	(1,193)

Net loss	$(2,155,066)	$(1,451,473)

Net loss per common share-basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding-basic and diluted	64,543,021	65,295,640

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(2,155,066)	$(1,451,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,083	14,852
Inventory provision	—	102,010
Stock-based compensation expense	512,970	394,287
Provision (credit) for allowance for bad debts	(23,700)	(8,112)
Gain on disposal of fixed assets		(6,588)
Changes in operating assets and liabilities:
Restricted cash		100,000
Accounts receivable	194,775	22,104
Inventory	107,280	63,649
Prepaid expenses and other current assets	(33,646)	(40,313)
Accounts payable and accrued expenses	162,205	(239,004)

Net cash used for operating activities	(1,201,099)	(1,048,588)

Cash flows from investing activities:
Purchases of fixed assets	(2,880)	—

Net cash provided by (used in) investing activities	(2,880)	—

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	117,195
Principal payments on capital lease obligations	(2,581)	(566)

Net cash provided by (used in) financing activities	(2,581)	116,629

Net increase (decrease) in cash and cash equivalents	(1,206,560)	(931,959)
Cash and cash equivalents, beginning of period	6,207,074	3,159,468

Cash and cash equivalents, end of period	$5,000,514	$2,227,509

Supplemental Disclosure of Cash Flow Information

The Company paid $2,064 and $1,193 in interest expense for the three month periods ended March 31, 2009 and 2010, respectively.

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

The Company’s interim financial statements as of March 31, 2009 and 2010 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of March 31, 2010, results of operations for the three months ended March 31, 2009 and 2010 and cash flows for the three months ended March 31, 2009 and 2010.

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

Management believes that the existing resources and currently projected financial results are sufficient to fund operations through December 31, 2010. In the event that the remaining outstanding Short-Term Warrants issued in connection with the December 2009 Series D Convertible Preferred Stock financing are exercised in 2010, which would result in $947,342 of proceeds, the Company may have sufficient resources to fund its operations beyond the end of 2010. Conversely, if we encounter material deviations from our plans including, but not limited to, a delay in launching the MTWA Module with Cardiac Science, lower than expected level of sales to Cardiac Science, fewer than expected warrants exercised pursuant to the Company exercising its right to call all previously unexercised five-year warrants to purchase shares of the Company’s common stock issued in connection with the Series D financing, or if we continue to experience lower than expected sales of our Heartwave II Systems, our ability to fund our operations will be negatively impacted. Therefore, we will evaluate the need to implement additional cost cutting initiatives or to raise additional capital as the year progresses. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unsuccessful in raising additional capital as circumstances require, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2009.

The interim results of operations are not necessarily indicative of results to be expected for the entire year or future periods.

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

At December 31, 2009 and March 31, 2010, respectively, $3,152,042 and $2,220,050 of the Company’s cash and cash equivalents were in a transaction account which is fully covered by Federal Deposit Insurance Coverage (“FDIC”) through June 30, 2010 under the Temporary Liquidity Guarantee Program. At December 31, 2009 and March 31, 2010, respectively, the Company classified investments in money market funds totaling $7,426 and $7,459, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In November 2007, the Company entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space. The initial lease term was for 62 months with an option to extend the lease for one extension period of five years. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of the second, third and fourth lease years. The Company first occupied the space in February 2008 and the first reduction of the letter of credit in the amount of $100,000 took place during the first three months of 2010. The Company has recorded this letter of credit as restricted cash on its balance sheets.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. The Heartwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems. As necessary, the Company allocates the purchase price to the separate items proportionately based on fair value or amounts charged when sold on a stand-alone basis and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $308,216 at March 31, 2010 ($302,573 at December 31, 2009) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized over the term of the usage agreement, which is generally three months.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during 2009 and 2010 was $145,465 and $200, respectively. At December 31, 2009 and March 31, 2010 the allowance for doubtful accounts was $171,515 and $164,648, respectively.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the three month periods ended March 31, 2009 and 2010 the impact of options to purchase 6,407,365 and 9,939,545 shares of common stock, short term warrants to purchase 0 and 10,682,930 shares of common stock, long term warrants to purchase 0 and 6,409,757 shares of common stock, warrants for the purchase of 115,231 and 0 shares of Series A Convertible Preferred Stock, 154 and 0 shares of Series A Convertible Preferred Stock, 5,000 and 0 shares of Series C Convertible Preferred Stock, 0 and 5,000 shares of Series C-1 Convertible Preferred Stock, 0 and 1,852 shares of Series D Convertible Preferred Stock and 0 and 110,600 restricted shares have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive as of March 31, 2009 and 2010, respectively.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate their fair values at December 31, 2009 and March 31, 2010 due to their short term nature. The fair value of capital lease obligations is estimated at its carrying value based upon current rates.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. At December 31, 2009, the Company had a reserve of $967,148 for excess inventory in connection with our contractual obligation as part of the Co-Marketing Agreement with St. Jude Medical. The provision is based on the uncertainty about realizing the value of excess inventory. In the first three months of 2010, the Company increased the reserve by $102,010. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives. Repair and maintenance costs are expensed as incurred. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Licensing Fees and Patent Costs

The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed based upon such patents and technologies, subject to certain covenants. Payments made under the licensing agreement and costs associated with patent applications have generally been expensed as incurred because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale, have been capitalized and are being amortized over their estimated economic life of five years.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued an Accounting Standards Update which improves disclosures about fair value measurements. More specifically, the update requires the disclosure of transfers in and out of levels 1 and 2 and the reason for the transfers. Additionally, it requires separate reporting of purchases, sales, issuances and settlements for level 3. This update is effective for periods beginning after December 15, 2009. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three month periods ended March 31, 2009 and 2010. During the three month periods ended March 31, 2009 and 2010, international sales accounted for 13% and 23% of total revenues, respectively.

4. INVENTORIES

	December 31, 2009	March 31, 2010
Raw materials	$379,423	$261,904
Work in process	3,818	2,906
Finished goods	769,379	725,720

	$1,152,620	$990,530

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

Total shares of preferred stock issued and outstanding at December 31, 2009 and March 31, 2010, respectively were as follows:

	December 31, 2009	March 31, 2010
Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	12,500,000	12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,852	1,852
Liquidation preference and redemption value	1,852,000	1,852,000

Total Convertible Preferred
Shares issued and outstanding	6,852	6,852
Liquidation preference and redemption value	$14,352,000	$14,352,000

The preferred Series C-1 stock is entitled to dividends when and if declared by the Board of Directors prior to the payment of any such dividends to the holders of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the company, the holders of the preferred stock then outstanding are entitled to be paid out of the assets of the corporation before any payment is made to the holders of common stock. Each holder of the preferred stock is entitled to the number of votes equal to the number of shares of common stock the preferred stock is convertible into on any matter reserved to the stockholders of the Company for their action at any meeting of the stockholders of the corporation.

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

The holders of Series C Preferred Stock were entitled to vote, on an as-if converted basis, along with holders of the Company’s common stock on all matters on which holders of common stock are entitled to vote.

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

In the event of a liquidation of the Company (including an Acquisition Transaction or Asset Transfer, each as defined in the Series C-1 Certificate of Designation), the holders of Series C-1 are entitled to receive an amount equal to the Deemed Series C-1 Original Issue Price ($2,500 per share) plus declared but unpaid dividends after the payment to the holders of Series D Preferred Stock, but before any amount to the holders of common stock, and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior to or on parity with the Series C-1 Preferred Stock with respect to liquidation preference.

Under the Emerging Issues Task Force, (“EITF”) issued guidance, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series C-1 Preferred Stock outside of permanent equity based on the rights of the Series C-1 Preferred Stock in a deemed liquidation.

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

In February 2010, an institutional investor in the Series D Financing, exercised their short-term and long-term warrants to purchase 609,756 and 365,854 shares, respectively, of the Company’s common stock resulting in aggregate proceeds of $117,195, reducing the Short-Term Warrant balance of issuable shares to 10,682,930 and the Long-Term Warrants balance to 6,409,757. In April 2010, Jeffery Wiggins, a director of the Company in the Series D Financing, exercised his short-term and long-term warrants to purchase 1,829,269 and 1,097,561, respectively, of the Company’s common stock resulting in aggregate proceeds of $351,585.

In May 2010, the Company elected to exercise its right to call all outstanding Long-Term Warrants to purchase the Company’s common stock issued in connection with the Series D Financing. Pursuant to the terms of the Long-Term Warrants the Company is entitled to call the warrants if the closing price of the Company’s common stock is at least $0.284 for a period of 20 consecutive trading days. The Company has notified the holders of the Long-Term Warrants that it will repurchase any Long-Term warrants that remain unexercised as of 6:30 PM EDT on June 4, 2010.

6. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $512,970 and $394,287 or $0.01 and $0.01 per share in the three month periods ending March 31, 2009 and 2010, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Three Months Ended March 31,
	2009	2010

Dividend Yield	0.0%	0.0%
Expected Volatility	129.5%	161.9%
Risk Free Interest Rate	1.1%	1.5%
Expected Option Terms (in years)	5	3

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

On March 11, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of stock option awards to certain employees, directors and consultants of the Company to purchase an aggregate of 7,028,512 shares of common stock of the Company. Of the option awards granted, 4,988,858 shares were granted outside of the Company’s stock option plans. The remaining 2,039,654 options were granted under the Company’s 2001 Stock Incentive Plan. Each of the option awards has a term of ten years and an exercise price of $0.16, which was the closing price of the Company’s common stock on the date of grant. In connection with the approval of certain option awards granted outside of the Company’s stock option plans, stock options to purchase an aggregate of 2,983,333 shares of common stock of the Company previously granted to members of senior management were cancelled. Also, the Company replaced 10% of senior management’s salaries for 2010 and 100% of senior management’s 2009 earned cash bonuses with stock options to purchase shares of common stock of the Company; and the Company eliminated per meeting director fees and reduced the annual retainer paid to directors. In recognition of this reduction in fees, the Company awarded each director options to purchase shares of common stock of the Company.

In addition to the senior management cancellations, an additional 34,000 options were forfeited during the three months ended March 31, 2010. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the three months ended March 31, 2010 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	5,928,367	$1.47	7.21
Granted	7,028,512	0.16
Exercised	—	—
Canceled/Forfeited	(3,017,334)	1.80
Outstanding and expected to vest at March 31, 2010	9,939,545	$0.43	8.44	$1,724,168

Exerciseable at March 31, 2010	3,743,248	$0.77	7.67	$$462,021

The fair value of options granted during the three months ended March 31, 2010 was $1,375,771, with a per share weighted average fair value of $0.20. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of March 31, 2010, there was $967,338 of total unrecognized compensation cost related to approximately 6,196,297 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 1.82 years. The intrinsic value of both outstanding and exercisable shares was $1,724,168 and $462,021, respectively, at March 31, 2010. No stock options were exercised in the three months ended March 31, 2009 and 2010.

There were no new restricted stock grants issued to employees in the three month period ended March 31, 2010. For the three month period ended March 31, 2010, approximately 1,128,417 shares of restricted stock were available for future grant. Included in total stock-based compensation in the Company’s statement of operations for the three months ended March 31, 2010 was $5,327 of compensation related to restricted stock previously granted. At December 31, 2009 and March 31, 2010, there was $41,863 and $31,609 of unrecognized compensation related to restricted stock previously granted, respectively.

Restricted stock activity for the three months ended March 31, 2010 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2009	293,800	$2.32
Granted	—	—
Vested	(175,000)	3.58
Forfeited	(8,200)	0.48

Nonvested balance as of March 31, 2010	110,600	$0.46

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three months ended March 31, 2009 and 2010 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended March 31,
	2009	2010
Cost of goods sold	$(221)	$1,080
Research and development	28,484	1,423
Selling, general and administrative	484,707	391,784

Share-based compensation expense	$512,970	$394,287

At March 31, 2010, there were approximately 2,697,989 shares of common stock available for future grants under all of the Company’s equity incentive plans.

7. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and March 31, 2010.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $48,789 and $22,282 of accrued warranties at March 31, 2009 and 2010, respectively, as set forth in the following table:

	For the three months ended March 31,
	2009	2010

Balance at beginning of period	$39,076	$29,383

Provision for warranty for units sold	9,750	12,675

Cost of warranty incurred	(37)	(19,776)

Balance at end of period	$48,789	$22,282

8. OTHER DEVELOPMENTS

On March 11, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of stock option awards to certain employees, directors and consultants of the Company to purchase an aggregate of 7,028,512 shares of common stock of the Company. Of the option awards granted, 4,988,858 shares were granted outside of the Company’s stock option plans. The remaining 2,039,654 options were granted under the Company’s 2001 Stock Incentive Plan. Each of the option awards has a term of ten years and an exercise price of $0.16, which was the closing price of the Company’s common stock on the date of grant. In connection with the approval of certain option awards granted outside of the Company’s stock option plans, stock options to purchase an aggregate of 2,983,333 shares of common stock of the Company previously granted to members of senior management were cancelled. Also, the Company replaced 10% of senior management’s salaries for 2010 and 100% of senior management’s 2009 earned cash bonuses with stock options to purchase shares of common stock of the Company; and the Company eliminated per meeting director fees and reduced the annual retainer paid to directors. In recognition of this reduction in fees, the Company awarded each director options to purchase shares of common stock of the Company.

On March 11, 2010, the Company and Dr. Richard J. Cohen, M.D. Ph.D. entered into Amendment No. 1 to the Amended and Restated Consulting and Technology Agreement (“Amendment No. 1”), which extended the Interim Consulting Period to December 31, 2010. Pursuant to Amendment No. 1, Dr. Cohen will receive a reduced Monthly Royalty payment of $5,811per month for the period beginning on January 1, 2010 and ending on December 31, 2010.

9. SUBSEQUENT EVENTS

In April 2010, Jeffery Wiggins, a director of the Company in the Series D Financing, exercised his short-term and long-term warrants to purchase 1,829,269 and 1,097,561, respectively, of the Company’s common stock resulting in aggregate proceeds of $351,585.

In May 2010, the Company elected to exercise its right to call all outstanding Long-Term Warrants to purchase the Company’s common stock issued in connection with the Series D Financing. Pursuant to the terms of the Long-Term Warrants the Company is entitled to call the warrants if the closing price of the Company’s common stock is at least $0.284 for a period of 20 consecutive trading days. The Company has notified the holders of the Long-Term Warrants that it will repurchase any Long-Term warrants that remain unexercised as of 6:30 PM EDT on June 4, 2010.

We have assessed and reported on subsequent events through the date of issuance of these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, we use words such as “believes”, “expects”, “anticipates”, “plans”, “estimates”, “could”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Forward-looking statements include statements about the Company’s expected launch of the MTWA Module, the Company’s expected reductions in operating expenses, and the Company’s belief that existing resources and currently projected financial results are sufficient to fund operations through December 31, 2010. Actual results may differ materially from those indicated by these forward-looking statements. Material deviations from our current operating plan, including a delay in gaining FDA clearance for the MTWA Module, a delay in launching the MTWA Module with Cardiac Science, lower than expected sales to Cardiac Science, lower than expected sales of our Heartwave II System, may cause or contribute to such differences. Other factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing organization to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of first-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to support our operations and to develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology and other factors identified in our most recent Annual Report on Form 10-K under “Risk Factors”, which is on file with the SEC and available at www.EDGAR.com. In addition, any forward-looking statements represent our estimates only as of today and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as may be legally necessary, even if our estimates should change. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2009.

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

Strategy

Our mission is to have our MTWA Test become a standard of care in the diagnostic monitoring regime used to identify and manage the risk of SCA in a broad population of cardiac patients. Historically, the Company’s marketing strategy was focused on providing MTWA testing to those patients at highest risk for SCA and who were likely candidates to receive implantable defibrillation devices (“ICD”). Although MTWA testing has clearly been demonstrated to be useful in identifying those individuals who could benefit from ICD therapy, clinical experience and a growing body of data suggests that MTWA technology can and should be used in a much broader population of cardiac patients. We estimate that there are approximately 10 to 12 million heart attack and heart failure patients in the U.S. who can benefit from annual MTWA testing.

We intend to achieve this mission by making our technology readily available, in multiple product embodiments, in cardiology and internal medicine physician practices and in hospitals that provide healthcare services to a broad group of at-risk cardiac patients who routinely undergo cardiac evaluations, including stress testing. Our strategy calls for the Company to partner with manufacturers of cardiac stress testing equipment to develop an MTWA OEM (Original Equipment Manufacturer) module (“MTWA Module”) that will be integrated into their systems. In addition to being sold to the manufacturers’ new stress system customers, the Company expects that the MTWA Module will be marketed as an upgrade to the manufacturers’ existing installed base of stress systems users. We believe that this strategy will result in our technology being marketed to a much larger number of cardiologists and internal medicine practitioners. We also believe that the access to a larger and more established distribution network will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology and increasing sales of our proprietary Micro-V Alternans Sensors. In this regard, we entered into a Development, Supply and Distribution Agreement (the “Cardiac Science Agreement”) with Cardiac Science Corporation (“Cardiac Science”) in June 2009 to develop the MTWA Module that will allow our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform. We also intend to continue to leverage our direct sales and marketing efforts.

Distribution Update

At March 31, 2010, we employed 5 direct sales representatives in the U.S. and employed 10 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

In June 2009, we entered into a Development, Supply and Distribution Agreement, with Cardiac Science as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the Cardiac Science Agreement, we developed the MTWA Module that will allow our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform via customized software and patient interface. Cardiac Science will market the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers.

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

In November of 2009, we completed the prototype development of our MTWA Module and later, in February 2010, we completed the product development phase of the MTWA Module. Also in February 2010, we submitted a 510(k) application for regulatory approval of the MTWA Module with the U.S. Food and Drug Administration. In April 2010, we received clearance from the U.S. Food and Drug Administration to begin marketing the MTWA OEM Module integrated with the Q-Stress line of stress systems manufactured by Cardiac Science.

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

In July 2009, CMS released its proposed 2010 Medicare Physician Fee Schedule (MPFS). MPFS rates are updated annually and have resulted in negative updates since 2002. In November 2009, CMS issued its final ruling on MPFS effective January 1, 2010. This ruling sets forth a reduction in Relative Value Unit (RVU) for nearly all cardiovascular services to be phased in over a four-year period. The final rule also includes an additional 21% reduction in the conversion factor. In connection with past proposals, however, Congress has enacted legislation to sustain the conversion factor component of the reimbursement calculations. Therefore, the impact of this ruling on reimbursement will be determined once the conversion factor is final. In 2010, CMS temporarily maintained the conversion factor at the 2009 level until June 1, 2010, which set the national average Medicare payment amount for a MTWA test during that period at $196.71. Any reduction in reimbursement, material change in indication or reversal of private payer coverage for our MTWA Test may affect the demand for, price of, or utilization of our Heartwave II System the MTWA Module, and Micro-V Alternans Sensors, which may in turn have a material adverse effect on our business.

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

We estimate that approximately one-half of the U.S. patient population that we believe are most likely to benefit from our MTWA Test are at least 65 years old and, therefore, eligible for reimbursement via Medicare. We believe the remaining approximately 50% are covered by private insurers such as BlueCross/BlueShield, Aetna, Cigna, Kaiser and United Healthcare. In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan and South Dakota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. In 2008, Premera Blue Cross and Blue Cross Blue Shield of Arizona revised their policies to make Microvolt T-Wave Alternans Testing a covered benefit. In February 2009, Harvard Pilgrim Health Care initiated reimbursement for the MTWA test. In April 2009, WellPoint revised its coverage policy on MTWA testing from a covered service to a non-covered service. We estimate that approximately 6 million high-risk cardiac patients are currently covered for MTWA testing by either Medicare or other commercial health plans in the United States. Typically, private reimbursement coverage for our MTWA Test is available only to those patients who are otherwise indicated for ICD therapy.

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

Other Recent Developments

In February 2010, an institutional investor in the Series D Financing, exercised their short-term and long-term warrants to purchase 609,756 and 365,854 shares, respectively, of the Company’s common stock resulting in aggregate proceeds of $117,195.

In April 2010, Jeffery Wiggins., a director of the Company who participated in the Series D Financing, exercised his short-term and long-term warrants to purchase 1,829,269 and 1,097,561, respectively, of the Company’s common stock resulting in aggregate proceeds of $351,585.

In May 2010, the Company elected to exercise its right to call all outstanding Long-Term Warrants to purchase the Company’s common stock issued in connection with the Series D Financing, pursuant to the Call Provision of the Warrant to Purchase Common Stock agreement that entitles the Company to call the warrants if the closing price of the Company’s common stock is at least $0.284 for a period of 20 consecutive trading days. The exercise of the remaining Long-Term Warrants could provide aggregate proceeds of $754,333.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the three months ended March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended March 31,
($000’s)		% of Total		% of Total	% Change
	2009		2010

Alternans Products:
U.S.	$522,015	62%	$322,256	49%	-38%
Rest of World	47,727	6%	65,611	10%	37%

Total	569,742	68%	387,867	59%	-32%

Stress and Other Products:
U.S.	202,780	24%	187,430	28%	-8%
Rest of World	63,000	8%	83,015	13%	32%

Total	265,780	32%	270,445	41%	2%

Total Revenues	$835,522	100%	$658,312	100%	-21%

Three Month Periods Ended March 31, 2009 and 2010

Revenue

Total revenue for the three months ended March 31, 2009 and 2010 was $835,522 and $658,312, respectively, a decrease of 21%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $569,742 during the three months ended March 31, 2009 compared to $387,867 during the same period of 2010, a decrease of 32%. Our Alternans products accounted for 68% and 59% of total revenue for the three month periods ended March 31, 2009 and 2010, respectively. Revenue from the sale of our stress and other products for the three months ended March 31, 2009 and 2010 was $265,780 and $270,445, respectively.

The decrease in revenue for the 2010 period was primarily a result of the ongoing weakness in the sales of medical equipment in general, our limited scope of distribution, and the continued uncertainty around reimbursement. Finalization of the reimbursement calculation for 2010 was postponed multiple times during the period. Most recently, CMS has temporarily maintained the conversion factor at the 2009 level until June 1, 2010. The uncertainty around reimbursement, coupled with previous challenges, including the historical marketing strategy of the technology, which targeted those patients at highest risk for SCA, practice integration issues, a lack of a distribution network, weak economic conditions and changes in healthcare, adversely impacted customer buying decisions, resulting in fewer sales of our Alternans Products.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended March 31, 2009 and 2010, was 41% and 23%, respectively. The decrease in gross profit as a percentage of revenue in 2010 was primarily attributable to the $102,010 provision, recorded in the first three months of 2010, reducing the excess inventory purchased to fulfill expected sales and satisfy our contractual obligations under the arrangement with St. Jude Medical. The provision is based on the uncertainty of realizing the value of the excess inventory. We do not believe that the inventory is exposed to obsolescence risk.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended March 31,
	2009	% of Total Revenue	2010	% of Total Revenue	% Inc/(Dec) 2009 vs 2010

Operating Expenses:
Research and development	$74,448	9%	$148,395	23%	99%
Selling, general and administrative	2,432,955	291%	1,450,630	220%	-40%

Total	$2,507,403	300%	$1,599,025	243%	-36%

Research and Development

Research and development expense for the three months ended March 31, 2009 and 2010 was $74,448 and $148,395, respectively, an increase of 99%. Research and development expense for the 2010 period was higher due to costs related to research work, recent patents, and developmental costs related to MTWA module.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2009 and 2010 was $2,432,955 and $1,450,630, respectively, a decrease of 40% for the three month periods. The decrease in selling expense from the 2009 period was primarily due to a significantly reduced headcount, including reductions in the number of direct sales representatives and clinical application specialists, as well as lower variable selling expenses as a result of lower sales of commissionable products in the U.S. In addition, general and administrative expenses were lower due to lower overall consultative and advisory costs and lower non-cash compensation due to the full vesting of certain previously issued stock option awards and restricted stock awards. SG&A expense for the 2009 and 2010 periods included $484,707 and $391,784 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income for the three months ended March 31, 2009 and 2010 was $11,689 and $58, a decrease of 100%. Interest expense for the three month periods ended March 31, 2009 and 2010 was $2,064 and $1,193, a decrease of 42%. The decrease in interest income is primarily the result of lower amounts of invested cash and declines in short-term interest rates.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended March 31, 2010 was $1,451,473 compared to $2,155,066 in the same period in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $2,227,509 at March 31, 2010, compared to $3,159,468 at December 31, 2009. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for the obligations under the facility lease. The original amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2009 and March 31, 2010 , cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and therefore, are classified as cash equivalents. At December 31, 2009 and March 31, 2010, $500,000 and $400,000, respectively, of restricted cash was held in money market funds.

The overall decrease in the Company’s cash and cash equivalents is primarily attributable to cash used by operations. Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations. For the first three months of 2010, loss from operations was $1,450,338. For the first three months of 2010, the net loss we incurred included non-cash stock-based compensation expense of $394,287. The main changes in operating assets and liabilities in 2010 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $22,104 as a result of cash collection efforts and lower sales volume, and a decrease in inventory, net of reserve, of $165,659 attributable to the sale of our products during 2010 and the $102,000 inventory reserve. Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we did not need to make significant inventory purchases related to our Heartwave II System. However, due to the uncertainty of realizing the value of any excess inventory, we maintain an inventory reserve, which was increased as of March 31, 2010 to $1,069,158 from $967,148 at December 31, 2009. We do not believe that the inventory is exposed to obsolescence risk. Prepaid expenses and other current assets at March 31, 2010 increased $40,313 compared to December 31, 2009 due to an increase in deposits and prepayments made to vendors as well as an increase in other receivables. Fixed assets at March 31, 2010 decreased $1,764 compared to December 31, 2009. Accounts payable and accrued expenses at March 31, 2010 decreased $239,004 compared to December 31, 2009, primarily as our inventory purchases subsided and we made payments on liabilities related to 2009 year-end expenses. As a result of the aforementioned, we have incurred negative cash flow from operations of $1,048,588 for the period ended March 31, 2010. In addition, we have an accumulated deficit at March 31, 2010 of $97,443,992.

As previously disclosed, we continue to execute on our initiative to reduce cash expenditures. In December 2009, we reduced the size of our Board of Directors from seven members to five. In March 2010, we replaced 10% of senior management’s salaries and 100% of senior management’s 2009 earned cash bonuses with stock options to purchase shares of common stock of the Company; and we eliminated per meeting director fees and reduced the annual retainer paid to directors. We also have reduced the amount of services incurred across all functions of the Company to the extent possible, and we have renegotiated certain consultative and advisory rates for 2010. Currently, we are exploring other ways to further reduce our overhead costs and other operating expenses. Going forward, we intend to further reduce our operational expenditures by continuing to eliminate and scale back on overhead and consultative costs. Also, as the year progresses we intend to assess the existing organizational structure relative to the level of sales and, if necessary, we may implement adjustments accordingly.

In connection with the Series D Financing in December 2009, as further detailed in Note 5 of the Notes to the condensed financial statements contained in this Quarterly Report on Form 10-Q, we issued to certain investors two types of warrants, the Short-Term Warrant, which expires on December 23, 2010, and the Long-Term Warrant, which expires on December 23, 2014. The Company is entitled to call the Long-Term Warrants if the closing price of the Company’s common stock is at least $0.284 for a period of 20 consecutive trading days.

In February 2010, an institutional investor in the Series D Financing, exercised their short-term and long-term warrants to purchase 609,756 and 365,854 shares, respectively, of the Company’s common stock resulting in aggregate proceeds of $117,195. In April 2010, Jeffery Wiggins, a director of the Company who participated in the Series D Financing, exercised his short-term and long-term warrants to purchase 1,829,269 and 1,097,561 shares, respectively, of the Company’s common stock resulting in aggregate proceeds of $351,585.

In May 2010, the Company elected to exercise its right to call all outstanding Long-Term Warrants pursuant to the provisions of the Long-Term Warrants. As of the date of the call notice, there were 5,312,196 of unexercised Long-Term Warrants. The Company has notified the holders of the Long-Term Warrants that it will repurchase any Long-Term warrants that remain unexercised as of 6:30 PM EDT on June 4, 2010. The exercise of the outstanding Long-Term Warrants could provide aggregate proceeds of $754,333. Additionally, there were 8,853,661 of unexercised Short-Term Warrants. The exercise of the outstanding Short-Term Warrants could provide aggregate proceeds of $947,342.

In the third quarter of 2010, we expect to commence sales of our MTWA Modules and Micro-V Alternans Sensors to Cardiac Science. Under the Cardiac Science Agreement, we may continue to sell, distribute and license our MTWA Test and Micro-V Alternans Sensors to other distributors and customers in both generic and customized versions. Given that Cardiac Science is more active in larger-sized private practices, hospitals and other institutions, in which we historically have had minimal presence, and given that our Heartwave II System is also a state-of-the art stress test system, we believe that the introduction of the MTWA Module will not cannibalize sales of our Heartwave II System in 2010. Therefore, we do not anticipate any material attrition of sales of our Heartwave II System as a result of the MTWA Module launch.

We believe that our existing resources and currently projected financial results are sufficient to fund our operations through December 31, 2010. In the event that the remaining outstanding Short-Term Warrants issued in connection with the Series D Financing are exercised in 2010, which would result in $947,342 of proceeds, the Company may have sufficient resources to fund its operations beyond the end of 2010. Conversely, if we encounter material deviations from our plans including, but not limited to, a delay in launching the MTWA Module with Cardiac Science, lower than expected level of sales to Cardiac Science, fewer than expected warrants exercised pursuant to the Company exercising its right to call all previously unexercised five-year warrants to purchase shares of the Company’s common stock issued in connection with the Series D financing, or if we continue to experience lower than expected sales of our Heartwave II Systems, our ability to fund our operations will be negatively impacted. Therefore, we will evaluate the need to implement additional cost cutting initiatives or to raise additional capital as the year progresses. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2010 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$36,624	$4,032	$13,272	$19,320	$—
Operating Lease Obligations	$1,195,272	$377,141	$818,131	$—	$—
Purchase Obligations	$30,000	$10,000	$20,000	$—	$—

Total	$1,261,896	$391,173	$851,403	$19,320	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our new executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced February 2008. We were not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and is reduced by $100,000 at the end of each of the second, third and fourth lease years. The Company first occupied the space in February 2008 and, therefore, the first reduction of the letter of credit in the amount of $100,000 occurred in the first three months of 2010. The landlord for the property was responsible for paying the costs of construction for the interior of the space occupied by us. We are generally responsible for paying for our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to March 31, 2010. In addition, monthly royalty under the Company’s consulting and technology agreement is $17,434.

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

At December 31, 2009 and March 31, 2010, our investments consisted of money market funds. The money market funds are currently invested in a government backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31,

2010, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: May 17, 2010	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of Stock Option Awards for Certain Executive Officers, Non-Employee Directors and Consultants and Exchange Agreement with Certain Executive Officers

10.2	Form of Incentive Stock Option Agreement in Lieu of Cash Bonus Granted Under 2001 Stock Incentive Plan dated March 11, 2010 between the Registrant and certain Executive Officers

10.3	Form of Stock Option Agreement Granted Outside 2001 Stock Incentive Plan (Monthly Vesting) dated March 11, 2010 is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-165410)

10.4	Form of Stock Option Agreement for Non-Employee Directors and Consultants Granted Outside 2001 Stock Incentive Plan (Monthly Vesting) dated March 11, 2010 is incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-165410)

10.5	Form of Stock Option Agreement Granted Outside 2001 Stock Incentive Plan (Annual Vesting) dated March 11, 2010 is incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-165410)

10.6	Form of Stock Option Agreement for Non-Employee Directors and Consultants Granted Under the 2001 Stock Incentive Plan dated March 11, 2010 between the Registrant and certain Non-Employee Directors and Consultants

10.7	Form of Exchange Agreement, between the Registrant and certain Executive Officers dated March 11, 2010

10.8	Summary of Senior Management Bonus Plan for 2010

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002