Form 10-Q
period 2010-06-30
CAMBRIDGE HEART INC
filed 2010-08-16
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 16, 2010

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	75,969,793

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2009	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$3,159,468	$2,441,750
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $171,515 and $128,425 at December 31, 2009 and June 30, 2010, respectively	458,887	452,632
Inventory	1,152,620	889,404
Prepaid expenses and other current assets	118,312	94,152

Total current assets	4,989,287	3,977,938
Fixed assets	239,970	220,348
Restricted cash, net of current portion	400,000	300,000
Other assets	42,655	53,906

Total Assets	$5,671,912	$4,552,192

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$383,768	$280,740
Accrued expenses	1,116,663	885,822
Current portion of capital lease	13,571	4,334

Total current liabilities	1,514,002	1,170,896

Capital lease obligation, long-term portion	13,551	31,388

Total liabilities	1,527,553	1,202,284

Commitments and contingencies (Note 7)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2009 and June 30, 2010, respectively. Liquidation preference and redemption value of $14,352,000 as of December 31, 2009 and June 30, 2010, respectively.	12,870,613	12,870,613

	12,870,613	12,870,613

Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2009 and June 30, 2010, respectively; 64,904,955 shares issued and outstanding at December 31, 2009; 75,969,793 shares issued and outstanding at June 30, 2010	64,905	75,970
Additional paid-in capital	87,201,360	89,218,332
Accumulated deficit	(95,992,519)	(98,815,007)

Total stockholders’ deficit	(8,726,254)	(9,520,705)

Total Liabilities and Stockholders’ Deficit	$5,671,912	$4,552,192

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010

Revenue	$793,090	$653,577	$1,628,612	$1,311,888

Cost of goods sold	462,691	430,914	955,501	940,539

Gross profit	330,399	222,663	673,111	371,349

Costs and expenses:
Research and development	92,239	154,822	166,687	303,217
Selling, general and administrative	2,017,825	1,435,026	4,450,779	2,885,655

Total operating expenses	2,110,064	1,589,848	4,617,466	3,188,872

Loss from operations	(1,779,665)	(1,367,185)	(3,944,355)	(2,817,523)

Interest income	2,304	89	13,696	147

Interest expense	(1,834)	(3,919)	(3,601)	(5,112)

Net loss	$(1,779,195)	$(1,371,015)	$(3,934,260)	$(2,822,488)

Net loss per common share-basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average common shares outstanding-basic and diluted	64,543,021	69,662,605	64,543,021	67,717,605

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2009	2010

Cash flows from operating activities:
Net loss	$(3,934,259)	$(2,822,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,852	25,402
Inventory provision	—	124,476
Stock-based compensation expense	1,009,853	597,191
Provision (credit) for allowance for bad debts	(50,663)	(8,182)
Gain on disposal of fixed assets	—	(6,589)
Changes in operating assets and liabilities:
Movement of restricted cash	—	100,000
Accounts receivable	265,628	14,436
Inventory	159,630	149,617
Prepaid expenses and other assets	38,596	12,909
Accounts payable and accrued expenses	82,921	(333,869)

Net cash used in operating activities	(2,380,442)	(2,147,097)

Cash flows from investing activities:
Purchases of fixed assets	(1,887)	—

Net cash provided by (used in) investing activities	(1,887)	—

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	1,418,846
Proceeds from exercise of common stock options	—	12,000
Principal payments on capital lease obligations	(5,292)	(1,467)

Net cash provided by (used in) financing activities	(5,292)	1,429,379

Net increase (decrease) in cash and cash equivalents	(2,387,621)	(717,718)
Cash and cash equivalents, beginning of period	6,207,074	3,159,468

Cash and cash equivalents, end of period	$3,819,453	$2,441,750

Supplemental Disclosure of Cash Flow Information

The Company paid $3,601 and $5,112 in interest expense for the six month period ended June 30, 2009 and 2010, respectively.

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

The Company’s interim financial statements as of June 30, 2009 and 2010 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2009 and 2010 and cash flows for the six months ended June 30, 2009 and 2010.

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

Management believes that the existing resources and currently projected financial results are sufficient to fund operations through December 31, 2010. In the event that the remaining outstanding Short-Term Warrants issued in connection with the December 2009 Series D Convertible Preferred Stock financing are exercised in 2010, which would result in the issuance of 7,024,392 of common stock and $751,610 of proceeds, $0.107 per share, the Company believes it would have sufficient resources to fund its operations through March 31, 2011. Conversely, if we encounter material deviations from our plans including, but not limited to, a delay in launching the MTWA Module with Cardiac Science, a lower than expected level of sales to Cardiac Science, or if we continue to experience lower than expected sales of our HearTwave II Systems, our ability to fund our operations will be negatively impacted. Therefore, we have begun to explore opportunities to raise additional capital. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unsuccessful in raising additional capital as circumstances require, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

At December 31, 2009 and June 30, 2010, respectively, $3,152,042 and $2,434,178 of the Company’s cash and cash equivalents were in a transaction account which was fully covered by Federal Deposit Insurance Coverage (“FDIC”) through June 30, 2010 under the Temporary Liquidity Guarantee Program. Subsequent to June 30, 2010, the standard FDIC coverage of $250,000 is applicable. At December 31, 2009 and June 30, 2010, respectively, the Company classified investments in money market funds totaling $7,426 and $7,461, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems. As necessary, the Company allocates the purchase price to the separate items proportionately based on fair value or amounts charged when sold on a stand-alone basis and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $279,307 at June 30, 2010 ($302,573 at December 31, 2009) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized over the term of the usage agreement, which is generally three months. At June 30, 2010, the amount of revenue recognized from the TPP was $15,067.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during 2009 and 2010 was $145,465 and $28,626, respectively. At December 31, 2009 and June 30, 2010 the allowance for doubtful accounts was $171,515 and $128,425, respectively.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the three and six month periods ended June 30, 2009 and 2010 the impact of options to purchase 5,883,366 and 9,919,546 shares of common stock, short term warrants to purchase 0 and 7,024,392 shares of common stock, warrants for the purchase of 115,231 and 0 shares of Series A Convertible Preferred Stock, 154 and 0 shares of Series A Convertible Preferred Stock, 5,000 and 0 shares of Series C Convertible Preferred Stock, 0 and 5,000 shares of Series C-1 Convertible Preferred Stock, 0 and 1,852 shares of Series D Convertible Preferred Stock and 379,400 and 99,733 restricted shares have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive as of June 30, 2009 and 2010, respectively.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate their fair values at December 31, 2009 and June 30, 2010 due to their short term nature. The fair value of capital lease obligations is estimated at its carrying value based upon current rates.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. At December 31, 2009, the Company had a reserve of $967,148 for excess inventory in connection with our contractual obligation as part of the Co-Marketing Agreement with St. Jude Medical. The provision is based on the uncertainty about realizing the value of excess inventory. In the first six months of 2010, the Company increased the reserve by $124,476. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three or six month periods ended June 30, 2009 and 2010. During the three and six month periods ended June 30, 2009 and 2010, international sales accounted for 9%, 11%, 19% and 21% of total revenues, respectively.

4. INVENTORIES

	December 31, 2009	June 30, 2010
Raw materials	$379,423	$222,617
Work in process	3,818	466
Finished goods	769,379	666,321

	$1,152,620	$889,404

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

Total shares of preferred stock issued and outstanding at December 31, 2009 and June 30, 2010, respectively were as follows:

	December 31, 2009	June 30, 2010

Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,852	1,852
Liquidation preference and redemption value	$1,852,000	$1,852,000

Total Convertible Preferred
Shares issued and outstanding	6,852	6,852
Liquidation preference and redemption value	$14,352,000	$14,352,000

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

Under the terms of the Series D Financing, the Company issued 1,852 shares of its Series D Preferred Stock at a purchase price of $1,000 per share (the “Series D Original Issue Price”). Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company equal to $1,000 divided by the conversion price of the Series D Preferred Stock, which is initially $0.082, representing a 15% premium to the 20-day trailing average of the Company’s closing common stock price as of December 21, 2009 (the “Closing Price”). Each share of Series D Preferred Stock is currently convertible into approximately 12,195 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 1,852 shares of Series D Preferred Stock issued and sold in the financing is 22,585,366, or approximately 32.69% of the Company’s issued and outstanding common stock, at the time the Series D Preferred Stock were issued, assuming that all outstanding shares of preferred stock are converted to common stock.

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

The holders of the Series D Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of Series D Preferred Stock could be converted immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent and shall have voting rights and powers equal to the voting rights and powers of the common stock and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company. The Series D Preferred Stock shall vote together with the common stock at any annual or special meeting of the stockholders and not as a separate class, and act by written consent in the same manner as the common stock.

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

In February 2010, an institutional investor in the Series D Financing, exercised its Short-Term Warrants and Long-Term Warrants to purchase 609,756 and 365,854 shares, respectively, of the Company’s common stock resulting in aggregate proceeds of $117,195, reducing the Short-Term Warrant balance of issuable shares to 10,682,930 and the Long-Term Warrants balance to 6,409,757.

In April 2010, Jeffery Wiggins, a director of the Company who participated in the Series D Financing, exercised his Short-Term Warrants and Long-Term Warrants to purchase 1,829,269 and 1,097,561, respectively, of the Company’s common stock resulting in aggregate proceeds of $351,585.

In May 2010, the Company elected to exercise its right to call all outstanding Long-Term Warrants to purchase the Company’s common stock issued in connection with the Series D Financing. Pursuant to the terms of the Long-Term Warrants the Company was entitled to call the warrants if the closing price of the Company’s common stock was at least $0.284 for a period of 20 consecutive trading days. On or before June 4, 2010, investors in the December 2009 Series D Convertible Preferred Stock financing exercised all of the outstanding long-term warrants. The exercise of the long-term warrants, which were called on May 5, 2010, generated a total of $962,138 in proceeds, and resulted in the issuance of 6,775,611 shares of common stock. In addition, certain of these investors also exercised their short-term warrants, generating an additional $456,708 in capital, and resulting in the issuance of 4,268,294 shares of common stock. Short-term warrants to purchase 7,024,392 shares of common stock, which would generate proceeds of $751,610, remain outstanding and expire on December 23, 2010.

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

Included in the issuance of the 6,775,611 shares of common stock were the exercise of Long-Term Warrants to purchase 182,927 of the Company’s common stock resulting in proceeds of $25,976, by Roderick de Greef, a director of the Company who participated in the Series D Financing.

6. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $1,009,853 and $597,191 or $0.01 and $0.01 per share in the six month periods ending June 30, 2009 and 2010, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Six Months Ended June 30,
	2009	2010

Dividend Yield	0.0%	0.0%
Expected Volatility	129.5%	161.6%
Risk Free Interest Rate	1.1%	1.5%
Expected Option Terms (in years)	5	3

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

On March 11, 2010, the Compensation Committee of the Board of Directors of the Company approved the grant of stock option awards to certain employees, directors and consultants of the Company to purchase an aggregate of 7,028,512 shares of common stock of the Company. Of the option awards granted, 4,988,858 shares were granted outside of the Company’s stock option plans. The remaining 2,039,654 options were granted under the Company’s 2001 Stock Incentive Plan. Each of the option awards has a term of ten years and an exercise price of $0.16, which was the closing price of the Company’s common stock on the date of grant. In connection with the approval of certain option awards granted outside of the Company’s stock option plans, stock options to purchase an aggregate of 2,983,333 shares of common stock of the Company previously granted to members of senior management were cancelled. Also, the Company replaced 10% of senior management’s salaries for 2010 and 100% of senior management’s 2009 earned cash bonuses with stock options to purchase shares of common stock of the Company; and the Company also eliminated per meeting director fees and reduced the annual retainer paid to directors. In recognition of this reduction in fees, the Company awarded each director options to purchase shares of common stock of the Company.

In addition to the senior management cancellations, an additional 80,000 and 114,000 options were forfeited during the three and six months ended June 30, 2010. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the six month period ended June 30, 2010 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	5,928,367	$1.47	7.21
Granted	7,128,512	0.16
Exercised	(40,000)	0.30
Canceled/Forfeited	(3,097,333)	1.79

Outstanding and Expected to Vest at June 30, 2010	9,919,546	$0.42		$834,894

Exerciseable at June 30, 2010	3,989,293	$0.73	7.65	$232,407

The fair value of options granted during the six months ended June 30, 2010 was $1,133,562, with a per share weighted average fair value of $0.16. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of June 30, 2010, there was $843,741 of total unrecognized compensation cost related to approximately 5,978,410 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 2.29 years. The intrinsic value of both outstanding and exercisable shares was $834,894 and $232,407, respectively, at June 30, 2010. For the six months ended June 30, 2009 and 2010, 0 and 40,000 stock options were exercised, respectively.

There were no new restricted stock grants issued to employees in the six month period ended June 30, 2010. For the six month period ended June 30, 2010, approximately 1,139,283 shares of restricted stock were available for future grant. Included in total stock-based compensation in the Company’s statement of operations for the six months ended June 30, 2010 was $3,706 of compensation related to restricted stock previously granted. At December 31, 2009 and June 30, 2010, there was $41,863 and $22,714 of unrecognized compensation related to restricted stock previously granted, respectively.

Restricted stock activity for the six months ended June 30, 2010 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2009	293,800	$2.32
Granted	—	—
Vested	(175,000)	3.58
Forfeited	(19,067)	0.48

Nonvested balance as of June 30, 2010	99,733	$0.45

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and six months ended June 30, 2009 and 2010 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Cost of goods sold	$1,406	$1,846	$1,185	$2,926
Research and development	798	2,868	29,282	4,291
Selling, general and administrative	494,676	198,190	979,386	589,974

Share-based compensation expense	$496,880	$202,904	$1,009,853	$597,191

At June 30, 2010, there were approximately 2,688,855 shares of common stock available for future grants under all of the Company’s equity incentive plans.

7. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and June 30, 2010.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $57,788 and $18,199 of accrued warranties at June 30, 2009 and 2010, respectively, as set forth in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2010	2009	2010

Balance at beginning of period	$48,789	$22,282	$39,076	$29,383

Provision for warranty for units sold	8,625	9,750	18,375	21,775

Cost of warranty incurred	374	(13,833)	337	(32,959)

Balance at end of period	$57,788	$18,199	$57,788	$18,199

8. OTHER DEVELOPMENTS

On March 11, 2010, the Company and Dr. Richard J. Cohen, M.D. Ph.D. entered into Amendment No. 1 to the Amended and Restated Consulting and Technology Agreement (“Amendment No. 1”), which extended the Interim Consulting Period to December 31, 2010. Pursuant to Amendment No. 1, Dr. Cohen will receive a reduced Monthly Royalty payment of $5,811 per month for the period beginning on January 1, 2010 and ending on December 31, 2010.

9. SUBSEQUENT EVENTS

We have assessed and determined there are no subsequent events through the date of issuance of these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, we use words such as “believes”, “expects”, “anticipates”, “plans”, “estimates”, “could”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Forward-looking statements include statements about the Company’s expected launch of the MTWA Module with Cardiac Science, the expected enrollment period for the Company’s MTWA-CAD study, and the Company’s belief that existing resources and currently projected financial results are sufficient to fund operations through December 31, 2010. Actual results may differ materially from those indicated by these forward-looking statements. Material deviations from our current operating plan, including a delay in launching the MTWA Module with Cardiac Science, lower than expected sales to Cardiac Science, and lower than expected sales of our HearTwave II System may cause or contribute to such differences. Other factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing organization to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of first-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to support our operations and to develop or enhance our technology, adverse results in future clinical studies of our technology, and failure to obtain or maintain patent protection for our technology. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2009, which is on file with the SEC and available at http://sec.gov/edgar.html. In addition, any forward-looking statements represent our estimates only as of today and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as may be legally necessary, even if our estimates should change.

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

We intend to achieve this mission by making our technology readily available, in multiple product embodiments, in cardiology and internal medicine physician practices and in hospitals that provide healthcare services to a broad group of at-risk cardiac patients who routinely undergo cardiac evaluations, including stress testing. Our strategy calls for the Company to partner with manufacturers of cardiac stress testing equipment to develop a MTWA OEM (Original Equipment Manufacturer) module (“MTWA Module”) that will be integrated into their systems. In addition to being sold to the manufacturers’ new stress system customers, the Company expects that the MTWA Module will be marketed as an upgrade to the manufacturers’ existing installed base of stress systems users. We believe that this strategy will result in our technology being marketed to a much larger number of cardiologists and internal medicine practitioners. We also believe that the access to a larger and more established distribution network will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology and increasing sales of our proprietary Micro-V Alternans Sensors. In this regard, we entered into a Development, Supply and Distribution Agreement (the “Cardiac Science Agreement”) with Cardiac Science Corporation (“Cardiac Science”) in June 2009 to develop the MTWA Module that will allow our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform. We also intend to continue to leverage our direct sales and marketing efforts.

Distribution Update

At June 30, 2010, we employed 4 direct sales representatives in the U.S. and employed 8 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

In June 2009, we entered into a Development, Supply and Distribution Agreement with Cardiac Science as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the Cardiac Science Agreement, we developed the MTWA Module that will allow our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform via customized software and patient interface. Cardiac Science will market the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers.

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

The initial term of the Cardiac Science Agreement expires on June 22, 2014. The term of the Cardiac Science Agreement will automatically renew for a one year period unless either party notifies the other of its intention to terminate at least 90 days prior to the expiration of the initial or renewal term. We expect that the launch of the MTWA Module for Cardiac Science’s Q-Stress test platform will occur in late September of 2010. The Cardiac Science Agreement may be terminated by us if the MTWA Module has not been launched by September 30, 2010. The Cardiac Science Agreement also may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Cardiac Science Agreement that has not been cured within 60 days’ written notice from the terminating party, upon the bankruptcy of either party, and upon 12 months prior written notice to the other party.

In November of 2009, we completed the prototype development of our MTWA Module and in February 2010, we completed the product development phase of the MTWA Module. In February 2010, we submitted a 510(k) application for regulatory approval of the MTWA Module with the U.S. Food and Drug Administration. In April 2010, we received clearance from the U.S. Food and Drug Administration to begin marketing the MTWA OEM Module integrated with the Q-Stress line of stress systems manufactured by Cardiac Science.

We market our products internationally through independent distributors. In April 2010, the Japanese regulatory authorities cleared our Heartwave II System to be marketed in Japan on a non-exclusive basis by Fukuda Denshi Co LTD. Previously, our distribution arrangement with Fukuda Denshi was limited to our CH2000 Cardiac Stress Test System and our first generation Heartwave System. Effective August 2010, we appointed Mayerick S.A. de S.V. as the exclusive distributor of our Heartwave II System in Mexico. Sales of our Heartwave II System in Mexico will not commence unless and until the necessary regulatory approvals have been received from the Mexican regulatory authorities. The initial term of our distribution arrangement with Mayerick expires on July 31, 2012. We may terminate the distribution arrangement with Mayerick early if Mayerick fails to introduce the Heartwave II System in Mexico for purchase generally by end-users by July 1, 2011 due to reasons within Mayerick’s control or by January 1, 2012 due to any other reason.

Reimbursement Update

Reimbursement to healthcare providers by Medicare/Medicaid and third party insurers is critical to the long-term success of our efforts to make the MTWA Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden cardiac arrest. In January 2002, Current Procedural Terminology Code 93025, known as a CPT code, became available for use by healthcare providers for filing for reimbursement for the performance of a MTWA Test. This code may be used alone, or in conjunction with other diagnostic cardiovascular tests. This unique CPT code provides a uniform language used by healthcare providers to describe medical services but does not guarantee payment for the test. Coding is used to communicate to third party insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers. In November 2006, CMS issued a ruling that changed the methodology used to calculate all physician reimbursement codes. This ruling includes reductions in all categories of reimbursement levels through 2010. Effective January 1, 2009, the Centers for Medicare and Medicaid Services (“CMS”) reduced the Medicare payment amount for the CPT code for a MTWA Test from a national average of $252 in 2008 to $214 in 2009.

In July 2009, CMS released its proposed 2010 Medicare Physician Fee Schedule (MPFS). MPFS rates are updated annually and have resulted in negative updates since 2002. In November 2009, CMS issued its final ruling on MPFS effective January 1, 2010. This ruling set forth a reduction in Relative Value Unit (RVU) for nearly all cardiovascular services to be phased in over a four-year period. The final rule also includes an additional 21% reduction in the conversion factor component of the reimbursement calculations. In connection with past proposals, however, Congress has enacted legislation to sustain the conversion factor component of the reimbursement calculations. During the first two quarters of 2010, CMS temporarily maintained the conversion factor at the 2009 level until June 1, 2010, which set the national average Medicare payment amount for a MTWA Test during that period at $196.71. In July 2010, CMS issued a revised MPFS reflecting all changes in the July Update and a change in the conversion factor as a result of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, which was signed into law on June 25, 2010. This legislation provides for a 2.2 percent increase to the 2010 MPFS, effective for dates of service June 1, 2010 through November 30, 2010, which sets the national average Medicare payment amount for a MTWA Test during this period at $205.31.

In July 2010, the National Correct Coding Initiative (NCCI) changed the edits associated with MTWA testing, allowing MTWA Tests to be performed on the same day as several stress procedures. As a result, effective July 1, 2010, CMS allows full reimbursement for both a MTWA Test and a stress test when both tests are performed during the same patient visit. The CMS update removes a previous restriction that substantially limited reimbursement when a patient underwent an MTWA Test on the same day as the patient underwent a standard cardiac stress test, echocardiography stress test, nuclear cardiac stress test, or pulmonary stress test.

Any reduction in reimbursement, material change in indication or reversal of private payer coverage for our MTWA Test may affect the demand for, price of, or utilization of our HearTwave II System the MTWA Module, or Micro-V Alternans Sensors, any of which may in turn have a material adverse effect on our business.

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

We estimate that at least one-half of the U.S. patient population that we believe are most likely to benefit from our MTWA test are at least 65 years old and, therefore, eligible for reimbursement via Medicare. We believe the remaining approximately 50% are covered by private insurers such as BlueCross/BlueShield, Aetna, CIGNA, Kaiser and United Healthcare. In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan and South Dakota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. In 2008, Premera Blue Cross and Blue Cross Blue Shield of Arizona revised their policies to make Microvolt T-Wave Alternans Testing a covered benefit. In February 2009, Harvard Pilgrim Health Care initiated reimbursement for the MTWA test. In April 2009, WellPoint revised its coverage policy on MTWA testing from a covered service to a non-covered service. We estimate that approximately 6 million high-risk cardiac patients are currently covered for MTWA testing by either Medicare or other commercial health plans in the United States. Typically, private reimbursement coverage for our MTWA Test is available only to those patients who are otherwise indicated for ICD therapy.

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

In July 2010, the first patients were enrolled in our MTWA-CAD study (Evaluation of Microvolt T-Wave Alternans Testing for the Detection of Active Ischemia in Patients with Known or Suspected Coronary Artery Disease). MTWA-CAD is a feasibility study, sponsored by the Company, designed to evaluate MTWA testing for the purpose of detecting active ischemia in patients with known or suspected coronary artery disease (CAD). Ischemia is defined as inadequate blood supply to the coronary arteries, which can lead to myocardial infarction or what is commonly referred to as a “heart attack.” Ischemia, a common trigger for arrhythmias, is a well-documented cause of repolarization alternans. Human studies have shown that active ischemia can be associated with visible as well as microvolt-level T-wave alternans. While MTWA testing is traditionally used to evaluate arrhythmic risk, this known association with ischemia may allow MTWA testing to be used as a diagnostic tool to detect underlying CAD. An estimated 40 million cardiac stress tests in various modalities are performed annually in the United States. We filed a patent application related to ischemia in December of 2009. The MTWA-CAD study will assess the feasibility of this concept by measuring MTWA during routine nuclear stress testing or stress echocardiography with treadmill exercise. This is a feasibility study designed to verify preliminary observations under controlled environments and to generate hypotheses, endpoints, and sample sizes for future investigations. The MTWA-CAD trial is expected to enroll up to 200 patients. We estimate that the enrollments will be completed by mid-2011.

Other Recent Developments

In February 2010, an institutional investor in the Series D Financing, exercised their Short-Term Warrants and Long-Term Warrants to purchase 609,756 and 365,854 shares, respectively, of the Company’s common stock resulting in aggregate proceeds of $117,195.

In April 2010, Jeffery Wiggins, a director of the Company who participated in the Series D Financing, exercised his Short-Term Warrants and Long-Term Warrants to purchase 1,829,269 and 1,097,561, respectively, of the Company’s common stock resulting in aggregate proceeds of $351,585.

In May 2010, the Company elected to exercise its right to call all outstanding Long-Term Warrants to purchase the Company’s common stock issued in connection with the Series D Financing. Pursuant to the terms of the Long-Term Warrants the Company was entitled to call the warrants if the closing price of the Company’s common stock was at least $0.284 for a period of 20 consecutive trading days. On or before June 4, 2010, investors in the December 2009 Series D Convertible Preferred Stock financing exercised all of the outstanding Long-Term Warrants. The exercise of the Long-Term Warrants, which were called on May 5, 2010, generated a total of $962,138 in proceeds, and resulted in the issuance of 6,775,611 shares of common stock. In addition, certain of these investors also exercised their Short-Term Warrants, generating an additional $456,708 in capital, and resulting in the issuance of 4,268,294 shares of common stock. Short-Term Warrants to purchase 7,024,392 shares of common stock, which would generate proceeds of $751,610, remain outstanding and expire on December 23, 2010.

Included in the issuance of the 6,775,611 shares of common stock were the exercise of Long-Term Warrants to purchase 182,927 of the Company’s common stock Long-Term Warrants resulting in proceeds of $25,976, by Roderick de Greef, a director of the Company who participated in the Series D Financing.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, when applicable, those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, investments valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the three and six months ended June 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended June 30,					Six months ended June 30,
	2009	% of Total	2010	% of Total	% Change	2009	% of Total	2010	% of Total	% Change
Alternans Products:
U.S.	$530,492	67%	$367,141	56%	-31%	$1,052,507	65%	$689,397	53%	-34%
Rest of World	52,603	7%	104,632	16%	99%	100,330	6%	170,243	13%	70%

Total	583,095	74%	471,773	72%	-19%	1,152,837	71%	859,640	66%	-25%

Stress and Other Products:
U.S.	190,515	24%	159,004	24%	-17%	393,295	24%	346,434	26%	-12%
Rest of World	19,480	2%	22,800	3%	17%	82,480	5%	105,814	8%	28%

Total	209,995	26%	181,804	28%	-13%	475,775	29%	452,248	35%	-5%

Total Revenues	$793,090	100%	$653,577	100%	-18%	1,628,612	100%	$1,311,888	100%	-19%

Three and Six Month Periods Ended June 30, 2009 and 2010

Revenue

Total revenue for the three months ended June 30, 2009 and 2010 was $793,090 and $653,577, respectively, a decrease of 18%. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $583,095 during the three months ended June 30, 2009 compared to $471,773 during the same period of 2010, a decrease of 19%. Our Alternans products accounted for 74% and 72% of total revenue for the three month periods ended June 30, 2009 and 2010, respectively. Revenue from the sale of our stress and other products for the three months ended June 30, 2009 and 2010 was $209,995 and $181,804, respectively.

Total revenue for the six months ended June 30, 2009 and 2010 was $1,628,612 and $1,311,888, respectively, a decrease of 19%. Revenue from the sale of our Alternans products was $1,152,837 during the six months ended June 30, 2009 compared to $859,640 during the same period of 2010, a decrease of 25%. Our Alternans products accounted for 71% and 66% of total revenue for the six month periods ended June 30, 2009 and 2010, respectively. Revenue from the sale of our stress and other products for the six months ended June 30, 2009 and 2010 was $475,775 and $452,248, respectively.

The decrease in revenue for the 2010 periods was primarily a result of the ongoing weakness in the sales of medical equipment in general, our limited scope of distribution, and the continued uncertainty around reimbursement. Finalization of the reimbursement calculation for 2010 was postponed multiple times during the period. Temporary fixes were instituted to maintain the conversion factor of the reimbursement calculation at the 2009 level, the last of which was through June 1, 2010. This uncertainty, and the related cash flow impact on physician practices, was a major factor in the revenue decline during the first half of 2010. In July 2010, CMS issued a revised MPFS reflecting all changes in the July Update and a change in the conversion factor as a result of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, which was signed into law on June 25, 2010. This legislation provides for a 2.2 percent increase to the 2010 MPFS, effective for dates of service June 1, 2010 through November 30, 2010.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended June 30, 2009 and 2010, was 42% and 34%, respectively. Gross profit, as a percent of revenue, for the six months ended June 30, 2009 and 2010, was 41% and 28%, respectively. The decrease in gross profit as a percentage of revenue in 2010 was primarily attributable to the $124,476 provision, recorded in the first six months of 2010, reducing the excess inventory which was purchased to fulfill expected sales and satisfy our contractual obligations under the arrangement with St. Jude Medical. The provision is based on the uncertainty of realizing the value of the excess inventory. We do not believe that the inventory is exposed to obsolescence risk.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended June 30,					Six months ended June 30,
	2009	% of Total Revenue	2010	% of Total Revenue	% Inc/(Dec) 2009 vs 2010	2009	% of Total Revenue	2010	% of Total Revenue	% Inc/(Dec) 2009 vs 2010
Operating Expenses:
Research and development	$92,239	12%	$154,822	24%	68%	$166,687	10%	$303,217	23%	82%
Selling, general and administrative	2,017,825	254%	1,435,026	220%	-29%	4,450,779	273%	2,885,655	220%	-35%

Total	$2,110,064	266%	$1,589,848	243%	-25%	$4,617,466	284%	$3,188,872	243%	-31%

Research and Development

Research and development expense for the three months ended June 30, 2009 and 2010 was $92,239 and $154,822, respectively, an increase of 68%. Research and development expense for the six months ended June 30, 2009 and 2010 was $166,687 and $303,217, respectively, an increase of 82%. The increase in research and development expense for the 2010 periods was due to costs related to research work and recent patents, as well as developmental costs related to the MTWA Module.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three and six month periods ended June 30, 2009 and 2010 was $2,017,825 and $1,435,026, and $4,450,779 and $2,885,655, respectively, a decrease of 29% and 35%, respectively. The decrease in selling expense from the 2009 periods was primarily due to lower headcount and lower variable selling expenses as a result of lower sales of commissionable products in the U.S. General and administrative expenses were lower due to lower overall consultative and advisory costs and lower non-cash compensation due to the full vesting of certain previously issued stock option awards and restricted stock awards. SG&A expense for the 2009 and 2010 three and six month periods included $494,676 and $198,190, and $979,386, and $589,974 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income for the three and six month periods ended June 30, 2009 and 2010 was $2,304 and $89, and $13,696 and $147, respectively, a decrease of 96% and 99%, respectively. The decrease in interest income is primarily the result of lower amounts of invested cash and declines in short-term interest rates. Interest expense for the three and six month periods ended June 30, 2009 and 2010 was $1,834, $3,919, $3,601, and $5,112, respectively, an increase of 114% and 42% predominantly due to interest associated with a new capital lease.

Net Income/(Loss)

As a result of the factors described above, the net loss attributable to common stockholders for the three and six months ended June 30, 2010 was $1,371,015 and $2,822,488 compared to $1,779,195 and $3,934,260 in the same periods in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $2,441,750 at June 30, 2010 compared to $3,159,468 at December 31, 2009. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for the obligations under the facility lease. The original amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2009 and June 30, 2010, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and therefore, are classified as cash equivalents. At December 31, 2009 and June 30, 2010, $500,000 and $400,000, respectively, of restricted cash was held in money market funds.

The overall decrease in the Company’s cash and cash equivalents is primarily attributable to cash used by operations. Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations. For the first three and six months of 2010, loss from operations was $1,367,185 and $2,817,523, respectively. For the first three and six months of 2010, the net loss we incurred included non-cash stock-based compensation expense of $202,904 and $597,191, respectively.

We believe that our existing resources and currently projected financial results are sufficient to fund our operations through December 31, 2010. In the event that the remaining outstanding Short-Term Warrants issued in connection with the Series D Financing are exercised in 2010, which would result in the issuance of 7,024,392 shares of common stock and $751,610 of proceeds, $0.107 per share, the Company believes it would have sufficient resources to fund its operations through March 31, 2011. Conversely, if we encounter material deviations from our plans including, but not limited to, a delay in launching the MTWA Module with Cardiac Science, a lower than expected level of sales to Cardiac Science, or if we continue to experience lower than expected sales of our HearTwave II Systems, our ability to fund our operations will be negatively impacted. Therefore, we have begun to explore opportunities to raise additional capital. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

The main changes in operating assets and liabilities in 2010 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $6,255, attributable to lower sales, and a decrease in inventory, net of reserve, of $263,216 attributable to the sale of our products during 2010 and the $124,476 inventory reserve provision. Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we did not need to make significant inventory purchases related to our HearTwave II System. However, due to the uncertainty of realizing the value of any excess inventory, we maintain an inventory reserve, which was increased as of June 30, 2010 to $1,091,624 from $967,148 at December 31, 2009. We do not believe that the inventory is exposed to obsolescence risk. Prepaid expenses and other assets at June 30, 2010 decreased $12,909 compared to December 31, 2009 due to fewer deposits and prepayments made to vendors as well as a decrease in other receivables. Accounts payable and accrued expenses at June 30, 2010 decreased $333,869 compared to December 31, 2009, primarily as our inventory purchases subsided and we made payments on liabilities related to 2009 year-end expenses. As a result of the factors described above, we have incurred negative cash flow from operations of $2,147,097 for the six month period ended June 30, 2010. In addition, we have an accumulated deficit at June 30, 2010 of $98,815,007.

As previously disclosed, we underwent a series of initiatives to reduce cash expenditures starting in March 2009. In December 2009, we reduced the size of our Board of Directors from seven to five members. In March 2010, we replaced 10% of senior management’s salaries and 100% of senior management’s 2009 earned cash bonuses with stock options to purchase shares of common stock of the Company; and we eliminated per meeting director fees and reduced the annual retainer paid to directors. We also have reduced the amount of services incurred across all functions of the Company to the extent possible, and we have renegotiated certain consultative and advisory rates for 2010. We have further reduced our operational expenditures by continuing to minimize on overhead and consultative costs. As the year progresses we intend to assess the existing organizational structure relative to the level of sales and, if necessary, we may implement adjustments accordingly.

In connection with the Series D Financing in December 2009, as further detailed in Note 5 of the Notes to the condensed financial statements contained in this Quarterly Report on Form 10-Q, we issued to certain investors two types of warrants, the Short-Term Warrant, which expires on December 23, 2010, and the Long-Term Warrants, which expires on December 23, 2014.

In February 2010, an institutional investor in the Series D Financing, exercised its Short-Term Warrants and Long-Term Warrants to purchase 609,756 and 365,854 shares, respectively, of the Company’s common stock resulting in aggregate proceeds of $117,195. In April 2010, Jeffery Wiggins, a director of the Company who participated in the Series D Financing, exercised his Short-Term Warrants and Long-Term Warrants to purchase 1,829,269 and 1,097,561 shares, respectively, of the Company’s common stock resulting in aggregate proceeds of $351,585.

In May 2010, the Company elected to exercise its right to call all outstanding Long-Term Warrants to purchase the Company’s common stock issued in connection with the Series D Financing. Pursuant to the terms of the Long-Term Warrants the Company was entitled to call the warrants if the closing price of the Company’s common stock was at least $0.284 for a period of 20 consecutive trading days. On or before June 4, 2010, investors in the December 2009 Series D Convertible Preferred Stock financing exercised all of the outstanding Long-Term Warrants. The exercise of the Long-Term Warrants, which were called on May 5, 2010, generated a total of $962,138 in proceeds, and resulted in the issuance of 6,775,611 shares of common stock. In addition, certain of these investors also exercised their Short-Term Warrants, generating an additional $456,708 in capital, and resulting in the issuance of 4,268,294 shares of common stock. Short-Term Warrants to purchase 7,024,392 shares of common stock, which would generate proceeds of $751,610, remain outstanding and expire on December 23, 2010.

In late September of 2010, we expect to commence sales of our MTWA Module and Micro-V Alternans Sensors to Cardiac Science. Under the Cardiac Science Agreement, we may continue to sell, distribute and license our MTWA Test and Micro-V Alternans Sensors to other distributors and customers in both generic and customized versions. Given that Cardiac Science is more active in larger-sized private practices, hospitals and other institutions, in which we historically have had minimal presence, and given that our HearTwave II System is also a state-of-the art stress test system, we believe that the introduction of the MTWA Module will not cannibalize sales of our HearTwave II System in 2010. Therefore, we do not anticipate any material attrition of sales of our HearTwave II System as a result of the MTWA Module launch.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2010 are set forth in the table below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital Lease Obligations	$35,721	$4,334	$13,516	$17,871	$—
Operating Lease Obligations	$1,101,626	$379,695	$721,931	$—	$—
Purchase Obligations	$30,000	$10,000	$20,000	$—	$—

Total	$1,167,347	$394,029	$755,447	$17,871	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our current executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced February 2008. We were not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and is reduced by $100,000 at the end of each of the second, third and fourth lease years. The Company first occupied the space in February 2008 and, therefore, the first reduction of the letter of credit in the amount of $100,000 occurred in the first three months of 2010. The landlord for the property was responsible for paying the costs of construction for the interior of the space occupied by us. We are generally responsible for paying for our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to June 30, 2010. In addition, the monthly royalty under the Amended and Restated Consulting and Technology Agreement between the Company and Richard Cohen is $17,434.

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

At December 31, 2009 and June 30, 2010, our investments consisted of money market funds. The money market funds are currently invested in a government backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: August 16, 2010	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002