Form 10-Q
period 2010-09-30
CAMBRIDGE HEART INC
filed 2010-11-10
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2010

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	75,916,593

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2009	September 30, 2010
Assets

Current assets:
Cash and cash equivalents	$3,159,468	$1,515,960
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $171,515 and $137,590 at December 31, 2009 and September 30, 2010, respectively	458,887	604,286
Inventory, net	1,152,620	783,503
Prepaid expenses and other current assets	118,312	87,195

Total current assets	4,989,287	3,090,944
Fixed assets, net	239,970	204,134
Restricted cash, net of current portion	400,000	300,000
Other assets	42,655	53,816

Total Assets	$5,671,912	$3,648,894

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$383,768	$282,699
Accrued expenses	1,116,663	909,829
Current portion of capital lease	13,571	4,660

Total current liabilities	1,514,002	1,197,188

Capital lease obligation, long-term portion	13,551	30,094

Total liabilities	1,527,553	1,227,282

Commitments and contingencies (Note 7)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2009 and September 30, 2010, respectively; 6,852 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively. Liquidation preference and redemption value of $14,352,000 as of December 31, 2009 and September 30, 2010, respectively.	12,870,613	12,870,613

	12,870,613	12,870,613

Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 shares authorized at December 31, 2009 and September 30, 2010, respectively; 64,904,955 shares issued and outstanding at December 31, 2009; 75,969,793 shares issued and outstanding at September 30, 2010	64,905	75,970
Additional paid-in capital	87,201,360	89,413,101
Accumulated deficit	(95,992,519)	(99,938,072)

Total stockholders’ deficit	(8,726,254)	(10,449,001)

Total Liabilities and Stockholders’ Deficit	$5,671,912	$3,648,894

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenue	$798,345	$792,734	$2,426,957	$2,104,623
Cost of goods sold	455,968	535,135	1,411,469	1,475,674

Gross profit	342,377	257,599	1,015,488	628,949

Costs and expenses:
Research and development	91,561	119,924	258,248	423,141
Selling, general and administrative	1,931,878	1,258,559	6,382,657	4,144,215

Total operating expenses	2,023,439	1,378,483	6,640,905	4,567,356

Loss from operations	(1,681,062)	(1,120,884)	(5,625,417)	(3,938,407)
Interest income	1,217	459	14,913	606
Interest expense	(1,596)	(2,640)	(5,197)	(7,752)

Net loss	$(1,681,441)	$(1,123,065)	$(5,615,701)	$(3,945,553)

Net loss per common share-basic and diluted	$(0.03)	$(0.01)	$(0.09)	$(0.06)

Weighted average common shares outstanding-basic and diluted	64,602,186	75,913,013	64,563,033	70,448,030

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2010

Cash flows from operating activities:
Net loss	$(5,615,701)	$(3,945,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,794	38,530
Inventory provision	—	124,476
Stock-based compensation expense	1,506,750	791,960
Credit for allowance for bad debts	(64,295)	(7,837)
Gain on disposal of fixed assets	—	(6,589)
Changes in operating assets and liabilities:
Movement of restricted cash	—	100,000
Accounts receivable	259,785	(137,562)
Inventory	155,398	258,604
Prepaid expenses and other assets	(31,857)	19,956
Accounts payable and accrued expenses	119,811	(307,903)

Net cash used in operating activities	(3,602,315)	(3,071,918)

Cash flows from investing activities:
Purchases of fixed assets	(1,887)	—

Net cash used in investing activities	(1,887)	—

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	1,418,846
Proceeds from exercise of common stock options	—	12,000
Principal payments on capital lease obligations	(8,141)	(2,436)

Net cash provided by (used in) financing activities	(8,141)	1,428,410

Net increase (decrease) in cash and cash equivalents	(3,612,343)	(1,643,508)
Cash and cash equivalents, beginning of period	6,207,074	3,159,468

Cash and cash equivalents, end of period	$2,594,731	$1,515,960

Supplemental Disclosure of Cash Flow Information

The Company paid $5,197 and $7,752 in interest expense for the nine month period ended September 30, 2009 and 2010, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying condensed financial statements of Cambridge Heart, Inc. (the “Company”) have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure our financial condition, results of operations, and cash flows are consistently reported.

The Company’s interim financial statements as of September 30, 2009 and 2010 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2009 and 2010 and cash flows for the nine months ended September 30, 2009 and 2010.

The preparation of financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, allowance for doubtful accounts, inventory valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to the financial statements.

Management believes that the existing resources and currently projected financial results are sufficient to fund operations through December 31, 2010. In the event that the remaining outstanding Short-Term Warrants issued in connection with the December 2009 Series D Convertible Preferred Stock financing are exercised before their expiration on December 23, 2010, which would result in the issuance of 7,024,392 of common stock and $751,610 of proceeds, the Company believes it would have sufficient resources to fund its operations through March 31, 2011. Conversely, if we encounter material deviations from our plans including, but not limited to, lower than expected level of sales under the Development, Supply and Distribution Agreement with Cardiac Science, or if we experience lower than expected sales of our HearTwave II Systems and Micro-V Alternans Sensors, our ability to fund our operations will be negatively impacted. Therefore, we are pursuing opportunities to raise additional capital. However, there can be no assurance that such capital will be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company is unsuccessful in raising additional capital as circumstances require, it may be required to implement additional cost cutting initiatives or may not be able to continue its operations at all. These financial statements assume that the Company will continue as a going concern. If the Company is unable to continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business.

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

At December 31, 2009 and September 30, 2010, respectively, $3,152,042 and $1,507,933 of the Company’s cash and cash equivalents were in a transaction account. As of September 30, 2010, this transaction account was covered by Federal Deposit Insurance Coverage (“FDIC”) in the amount of $250,000. At December 31, 2009 and September 30, 2010, respectively, the Company classified investments in money market funds totaling $7,426 and $7,464, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Revenue from the sale of the Microvolt T Wave Alternans (MTWA) Module to Cardiac Science is subject to the same revenue recognition criteria. The Company provides standard warranty coverage on the MTWA Modules. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems, and pursuant to the Company’s Development, Supply and Distribution Agreement with Cardiac Science, MTWA Module is sold with a start-up kit including Micro-V Alternans Sensors. Therefore, as necessary, the Company allocates the purchase price to the separate items proportionately based on the relative fair value or amounts charged when sold on a stand-alone basis and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave II System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $276,284 at September 30, 2010 ($302,573 at December 31, 2009) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave II System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave II System. The revenue from the TPP is recognized over the term of the usage agreement, which is generally three months. At September 30, 2010, the amount of revenue recognized from the TPP was $17,867.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. For the year ended December 31, 2009 and the nine months ended September 30, 2010, the Company’s actual experience of customer receivables written off directly was $145,465 and $28,627, respectively. At December 31, 2009 and September 30, 2010, the allowance for doubtful accounts was $171,515 and $137,590, respectively.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the three and nine month periods ended September 30, 2009 and 2010 the impact of options to purchase 5,918,367 and 9,911,046 shares of common stock, short-term warrants to purchase 0 and 7,024,392 shares of common stock, 154 and 0 shares of Series A Convertible Preferred Stock, 5,000 and 0 shares of Series C Convertible Preferred Stock, 0 and 5,000 shares of Series C-1 Convertible Preferred Stock, 0 and 1,852 shares of Series D Convertible Preferred Stock and 302,467 and 53,200 restricted shares have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three and nine month periods ended September 30, 2009 and 2010, respectively.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and capital lease obligations, approximate their fair values at December 31, 2009 and September 30, 2010 due to their short term nature. The fair value of capital lease obligations is estimated at its carrying value based upon current rates.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. At December 31, 2009, the Company had a reserve of $967,148 for excess inventory in connection with our contractual obligation as part of the Co-Marketing Agreement with St. Jude Medical. The reserve is based on the uncertainty about realizing the value of excess inventory. In the first nine months of 2009 and 2010, the Company increased the reserve by $0 and $124,476, respectively. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. This guidance is effective for the Company on January 1, 2011 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2009, the Emerging Issues Task Force issued new rules which changed the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance is effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three or nine month periods ended September 30, 2009 and 2010. For the three month periods ended September 30, 2009 and 2010, international sales accounted for 14% and 16% of total revenues, respectively. For the nine month periods ended September 30, 2009 and 2010, international sales accounted for 12% and 19% of total revenues, respectively.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. INVENTORIES, NET

	December 31, 2009	September 30, 2010
Raw materials	$379,423	$174,524
Work in process	3,818	3,321
Finished goods	769,379	605,657

Total inventory, net	$1,152,620	$783,503

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

Total shares of preferred stock issued and outstanding at December 31, 2009 and September 30, 2010, respectively, were as follows:

	December 31, 2009	September 30, 2010

Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,852	1,852
Liquidation preference and redemption value	$1,852,000	$1,852,000

Total Convertible Preferred
Shares issued and outstanding	6,852	6,852
Liquidation preference and redemption value	$14,352,000	$14,352,000

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

The holders of Series C-1 Preferred Stock are entitled to receive cash dividends deemed to be accrued as of December 23, 2009 of $2,761,643 plus cumulative cash dividends at the rate of 8% of the Deemed Series C-1 Original Issue Price (which is $2,500) per year on each outstanding share of Series C-1 Preferred Stock (the “Series C-1 Dividend”), provided, however, that the Series C-1 Dividend is only payable when and if declared by the Board of Directors. The Series C-1 Dividend is payable prior and in preference to any declaration or payment of any dividend on common stock, other series of preferred stock or any other capital stock of the Company.

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

Under Emerging Issues Task Force (“EITF”) issued guidance, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series C-1 Preferred Stock outside of permanent equity based on the rights of the Series C-1 Preferred Stock in a deemed liquidation.

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

Under the terms of the Series D Financing, the Company issued 1,852 shares of its Series D Preferred Stock at a purchase price of $1,000 per share (the “Series D Original Issue Price”). Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company equal to $1,000 divided by the conversion price of the Series D Preferred Stock, which is initially $0.082, representing a 15% premium to the 20-day trailing average of the Company’s closing common stock price as of December 21, 2009 (the “Closing Price”). Each share of Series D Preferred Stock is currently convertible into approximately 12,195 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 1,852 shares of Series D Preferred Stock issued and sold in the financing is 22,585,366.

The Company also issued to the investors two types of warrants. The first warrants (the “Short-Term Warrants”) entitle the investors to purchase an aggregate of 11,292,696 shares of common stock (which is equal to 50% of the number of shares of common stock into which the Series D Preferred Stock purchased by the investors are convertible) at an exercise price of $0.107 per share,

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$0.107 per share (which is 150% of the Series D Closing Price). As of November 10, 2010, Short-Term warrants to purchase an aggregate of 4,268,294 shares of common stock have been exercised resulting in aggregate proceeds to the Company of $456,708, and Short-Term Warrants to purchase an aggregate 7,024,392 shares of common stock remain outstanding. The Short-Term Warrants expire on December 23, 2010.

The second warrants (the “Long-Term Warrants”) entitle the investors to purchase an aggregate of 6,775,611 shares of common stock (which is equal to 30% of the number of shares of common stock into which the Series D Preferred Stock purchased by the investors are convertible) at an exercise price of $0.142 per share (which is 200% of the Series D Closing Price). In May 2010, the Company elected to exercise its right to call all outstanding Long-Term Warrants. On or before June 4, 2010, all Long-Term Warrants to purchase an aggregate of 6,775,611 shares of common stock were exercised in full resulting in aggregate proceeds to the Company of $962,138.

Three individuals who were serving as directors of the Company at the time of the Series D Financing purchased an aggregate of 385 shares of Series D Preferred Stock for a total purchase price of $385,000. Specifically, Roderick de Greef, Chairman of the Board of the Company, Richard J. Cohen, who previously served as a director of the Company, and Jeffery Wiggins, a director of the Company, purchased 50, 35 and 300 shares of Series D Preferred Stock, respectively, and were issued Short-Term Warrants to purchase 304,878, 213,415 and 1,829,269 shares of common stock, respectively, and Long-Term Warrants to purchase 182,927, 128,049 and 1,097,561 shares of common stock, respectively. Mr. Wiggins exercised his Short-Term Warrants and Long-Term Warrants in full in April 2010, and Messrs. Cohen and de Greef exercised their Long-Term Warrants in full in May and June 2010, respectively.

An analysis was performed on the exercise and settlement provisions of the Long-Term and Short-Term Warrants. As a result, it was determined that they are not considered derivative instruments under Accounting Standards Codification (“ASC”) 815—Derivatives and Hedging as they meet the scope exception since they are both indexed to the Company’s own stock and are classified in stockholders’ deficit in the Company’s balance sheet.

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

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under GAAP, proceeds from the sale of securities are to be allocated to each financial instrument based on their relative fair market value. Further, if the convertible preferred stock has an effective price that is less than the fair value of the common stock into which it is convertible on the date of issuance, the difference between the effective price and the fair value represents a beneficial conversion feature. In this regard, we allocated the net proceeds from the Series D Financing based on the relative fair market value of the Series D Preferred Stock using the Company’s closing common stock price as of December 23, 2009 and to the related warrants using the Black-Scholes option pricing model. Upon issuance, the following assumptions were used to estimate the fair market value of the warrants using the Black-Scholes option pricing model:

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

6. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $1,506,750 and $791,960 or $0.02 and $0.01 per share in the nine month periods ending September 30, 2009 and 2010, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Nine Months Ended September 30,
	2009	2010

Dividend Yield	0.0%	0.0%
Expected Volatility	133.3%	161.6%
Risk Free Interest Rate	1.4%	1.5%
Expected Option Terms (in years)	5	3

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

The Company has granted 705,389 stock options to consultants, of which 502,504 are vested and are revalued at each period end using the Black-Scholes model. As of September 30, 2010, 446,887 and 55,616 stock options were valued using the following assumptions: dividend yield of 0.0%; an expected volatility of 131.8% and 176.8%; a risk free interest rate of 2.5% and 0.6%; and an expected term of 10 and 3 years, respectively. The fair value adjustment resulted in $44,661 and $116,404 in expense for the three and nine month period ended September 30, 2010, respectively.

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

In addition to the senior management cancellations, an additional 80,000 and 114,000 options were forfeited during the three and nine months ended September 30, 2010. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant. Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the nine month period ended September 30, 2010 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	5,928,367	$1.47	7.21
Granted	7,128,512	0.16
Exercised	(40,000)	0.30
Canceled/Forfeited	(3,105,833)	1.79

Outstanding and Expected to Vest at September 30, 2010	9,911,046	$0.42	8.04	$587,600

Exerciseable at September 30, 2010	4,738,735	$0.70	7.59	$181,917

Vested and expected to vest at September 30, 2010	9,911,046	$0.42	8.04	$587,600

The fair value of options granted during the nine months ended September 30, 2010 was $1,133,562, with a per share weighted average fair value of $0.16. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of September 30, 2010, there was $599,834 of total unrecognized compensation cost related to approximately 5,172,311 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 2.82 years. The intrinsic value of both outstanding and expected to vest and exercisable shares was $587,600 and $181,917, respectively, at September 30, 2010. For the nine months ended September 30, 2009 and 2010, 0 and 40,000 stock options were exercised, respectively.

There were no new restricted stock grants issued to employees in the nine month period ended September 30, 2010. For the nine month period ended September 30, 2010, approximately 1,139,283 shares of restricted stock were available for future grant. Included in total stock-based compensation in the Company’s statement of operations for the three and nine months ended September 30, 2010 was $5,651 and $14,683 of compensation related to restricted stock previously granted. At December 31, 2009 and September 30, 2010, there was $41,863 and $17,064 of unrecognized compensation related to restricted stock previously granted, respectively.

Restricted stock activity for the nine months ended September 30, 2010 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested balance as of December 31, 2009	293,800	$2.32
Granted	—	—
Vested	(221,533)	2.93
Forfeited	(19,067)	0.48

Nonvested balance as of September 30, 2010	53,200	$0.43

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and nine months ended September 30, 2009 and 2010 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Cost of goods sold	$1,410	$2,397	$2,595	$5,323
Research and development	802	1,907	30,084	6,198
Selling, general and administrative	494,685	190,465	1,474,071	780,439

Share-based compensation expense	$496,897	$194,769	$1,506,750	$791,960

At September 30, 2010, there were approximately 2,688,855 shares of common stock available for future grants under all of the Company’s equity incentive plans.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and September 30, 2010.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $52,754 and $9,087 of accrued warranties at September 30, 2009 and 2010, respectively, as set forth in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2010	2009	2010
Balance at beginning of period	$57,788	$18,199	$39,076	$29,383
Provision for warranty for units sold	11,000	12,350	29,875	34,125
Cost of warranty incurred	(16,034)	(21,462)	(16,197)	(54,421)

Balance at end of period	$52,754	$9,087	$52,754	$9,087

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

9. SUBSEQUENT EVENTS

We have assessed and determined there were no subsequent events that occurred through the date of issuance of these financial statements requiring additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, we use words such as “believes”, “expects”, “anticipates”, “plans”, “estimates”, “could”, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Forward-looking statements include statements about the expected enrollment period for the Company’s MTWA-CAD study and the Company’s expectations concerning the period of time the Company will be able to fund operations based on existing resources and currently projected financial results. Actual results may differ materially from those indicated by these forward-looking statements. Material deviations from our current operating plan, including lower than expected sales to Cardiac Science and lower than expected sales of our HearTwave II System, may cause or contribute to such differences. Other factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing organization to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of first-party reimbursement for use of the Company’s MTWA test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to support our operations and to develop or enhance our technology, adverse results in future clinical studies of our technology, and failure to obtain or maintain patent protection for our technology. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2009, which is on file with the

SEC and available at http://sec.gov/edgar.html. In addition, any forward-looking statements represent our estimates only as of today and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as may be legally necessary, even if our estimates should change.

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

We intend to achieve this mission by making our technology readily available, in multiple product embodiments, in cardiology and internal medicine physician practices and in hospitals that provide healthcare services to a broad group of at-risk cardiac patients who routinely undergo cardiac evaluations, including stress testing. Our strategy calls for the Company to partner with manufacturers of cardiac stress testing equipment to develop a MTWA OEM (Original Equipment Manufacturer) module (“MTWA Module”) that will be integrated into their systems. In addition to being sold to the manufacturers’ new stress system customers, the MTWA Module is marketed as an upgrade to the manufacturers’ existing installed base of stress systems users and as an optional feature to new stress customers. We believe that this strategy will result in our technology being marketed to a much larger number of cardiologists and internal medicine practitioners. We also believe that the access to a larger and more established distribution network will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology and increasing sales of our proprietary Micro-V Alternans Sensors. In this regard, we entered into a Development, Supply and Distribution Agreement (the “Cardiac Science Agreement”) with Cardiac Science Corporation (“Cardiac Science”) in June 2009 to develop the MTWA Module that will allow our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform. We also intend to continue to leverage our direct sales and marketing efforts.

Distribution Update

At September 30, 2010, we employed 4 direct sales representatives in the U.S. and employed 8 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

In June 2009, we entered into the Cardiac Science Agreement as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the Cardiac Science Agreement, we developed the MTWA Module that will allow our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform via customized software and patient interface. Cardiac Science is marketing the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers.

Under the Cardiac Science Agreement, we sell and deliver to Cardiac Science the MTWA Module and our Micro-V Alternans Sensors (together, the “Products”) under purchase orders submitted by Cardiac Science. Cardiac Science resells the Products for use with their Q-Stress test platform through its direct sales force and through its network of distributors and sub-distributors. Cardiac Science’s right to resell the Products is non-exclusive. We may continue to sell, distribute and license our MTWA Test and sensors to other distributors and customers in both generic and customized versions. Cardiac Science has primary responsibility for preparing sales and marketing materials and for training its sales and service personnel regarding the Products. We provide clinical and technical training and support to Cardiac Science. In addition, we provide installation training service to each purchaser of a MTWA Module for use on Cardiac Science’s Q-Stress test platform. We also have customary warranty obligations with respect to the Products sold under the Cardiac Science Agreement.

The initial term of the Cardiac Science Agreement expires on June 22, 2014. The term of the Cardiac Science Agreement automatically renews for a one year period unless either party notifies the other of its intention to terminate at least 90 days prior to the expiration of the initial or renewal term. The Cardiac Science Agreement may be terminated by either party in the event that the other party has committed a material breach of its obligations under the Cardiac Science Agreement that has not been cured within 60 days’ written notice from the terminating party, upon the bankruptcy of either party, and upon 12 months prior written notice to the other party.

In November 2009, we completed the prototype development of our MTWA Module, and in February 2010, we completed the product development phase of the MTWA Module. In February 2010, we submitted a 510(k) application for regulatory approval of the MTWA Module with the U.S. Food and Drug Administration. In April 2010, we received clearance from the U.S. Food and Drug Administration to begin marketing the MTWA OEM Module integrated with the Q-Stress line of stress systems manufactured by Cardiac Science. In late September 2010, the MTWA Module was launched by Cardiac Science.

We market the HearTwave II System, the CH 2000 Cardiac Stress Test System and our Micro-V Alternans Sensors internationally through independent distributors. In April 2010, the Japanese regulatory authorities cleared our HearTwave II System to be marketed in Japan on a non-exclusive basis by Fukuda Denshi Co LTD. Previously, our distribution arrangement with Fukuda Denshi was limited to our CH2000 Cardiac Stress Test System and our first generation HearTwave System. Effective August 2010, we appointed Mayerick S.A. de S.V. as the exclusive distributor of our HearTwave II System in Mexico. Sales of our HearTwave II System in Mexico will not commence unless and until the necessary regulatory approvals have been received from the Mexican regulatory authorities. The initial term of our distribution arrangement with Mayerick expires on July 31, 2012. We may terminate the distribution arrangement with Mayerick early if Mayerick fails to introduce the HearTwave II System in Mexico for purchase generally by end-users by July 1, 2011 due to reasons within Mayerick’s control or by January 1, 2012 due to any other reason.

Reimbursement Update

In December 2005, the Centers for Medicare and Medicaid Services (“CMS”) released a draft of its National Coverage Determinations (NCDs), which became final on March 21, 2006. This broad coverage policy allows for payment for MTWA testing of patients at risk of SCA only when a MTWA test is performed using the Analytic Spectral Method, which is our patented and proprietary method of analysis. Reimbursement to healthcare providers by Medicare/Medicaid and third party insurers is critical to the long-term success of our efforts to make the MTWA Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden cardiac arrest.

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

In July 2009, CMS released its proposed 2010 Medicare Physician Fee Schedule (MPFS). MPFS rates are updated annually and have resulted in negative updates since 2002. In November 2009, CMS issued its final ruling on MPFS effective January 1, 2010. This ruling set forth a reduction in Relative Value Unit (RVU) for nearly all cardiovascular services to be phased in over a four-year period. The final rule also includes an additional 21% reduction in the conversion factor component of the reimbursement calculations. In connection with past proposals, however, Congress has enacted legislation to sustain the conversion factor component of the reimbursement calculations. During the first two quarters of 2010, CMS temporarily maintained the conversion factor at the 2009 level until June 1, 2010, which set the national average Medicare payment amount for a MTWA Test during that period at $196.71. In July 2010, CMS issued a revised MPFS reflecting all changes in the July Update and a change in the conversion factor as a result of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, which was signed into law on June 25, 2010. This legislation provides for a 2.2% consistent increase to the 2010 MPFS, effective for dates of service June 1, 2010 through November 30, 2010, which sets the national average Medicare payment amount for a MTWA Test during this period at $205.31. In November 2010, CMS published their final reimbursement rules for 2011, effective January 1, 2011. Unless Congress intervenes as it has in the past, reimbursement rates across all procedures could decrease by as much as 30%.

In July 2010, the National Correct Coding Initiative (NCCI) changed the edits associated with MTWA testing, allowing our MTWA Tests to be performed on the same day as several stress procedures. As a result, effective July 1, 2010, CMS allows full reimbursement for both an MTWA Test and a stress test when both tests are performed during the same patient visit. The CMS update removes a previous restriction that substantially limited reimbursement when a patient underwent a MTWA Test on the same day as the patient underwent a standard cardiac stress test, echocardiography stress test, nuclear cardiac stress test, or pulmonary stress test.

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

Included in the issuance of the 6,775,611 shares of common stock was the exercise of Long-Term Warrants to purchase 182,927 of the Company’s common stock Long-Term Warrants resulting in proceeds of $25,976, by Roderick de Greef, a director of the Company who participated in the Series D Financing.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, when applicable, those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the three and nine months ended September 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended September 30,					Nine months ended September 30,
	2009	% of Total	2010	% of Total	% Change	2009	% of Total	2010	% of Total	% Change
Alternans Products:
U.S.	$450,070	56%	$434,924	55%	-3%	$1,502,578	62%	$1,124,321	53%	-25%
Rest of World	71,252	9%	45,721	6%	-36%	171,582	7%	247,098	12%	44%

Total	521,322	65%	480,645	61%	-8%	1,674,160	69%	1,371,419	65%	-18%

Stress and Other Products:
U.S	232,683	29%	234,025	30%	1%	625,978	26%	580,459	28%	-7%
Rest of World	44,340	6%	78,064	10%	76%	126,819	5%	152,745	7%	20%

Total	277,023	35%	312,089	39%	13%	752,797	31%	733,204	35%	-3%

Total Revenues	$798,345	100%	$792,734	100%	-1%	2,426,957	100%	$2,104,623	100%	-13%

Three and Nine Month Periods Ended September 30, 2009 and 2010

Revenue

Total revenue for the three months ended September 30, 2009 and 2010 was $798,345 and $792,734, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $521,322 during the three months ended September 30, 2009 compared to $480,645 during the same period of 2010, a decrease of 8%. Our Alternans products accounted for 65% and 61% of total revenue for the three month periods ended September 30, 2009 and 2010, respectively. Revenue from the sale of our stress and other products for the three months ended September 30, 2009 and 2010 was $277,023 and $312,089, respectively. Revenue for the three months ended September 30, 2010 includes the sale of 10 MTWA Modules sold to Cardiac Science, which was launched on September 21, 2010.

Total revenue for the nine months ended September 30, 2009 and 2010 was $2,426,957 and $2,104,623, respectively, a decrease of 13%. Revenue from the sale of our Alternans products was $1,674,160 during the nine months ended September 30, 2009 compared to $1,371,419 during the same period of 2010, a decrease of 18%. Our Alternans products accounted for 69% and 65% of total revenue for the nine month periods ended September 30, 2009 and 2010, respectively. Revenue from the sale of our stress and other products for the nine months ended September 30, 2009 and 2010 was $752,797 and $733,204, respectively.

The decrease in revenue for the 2010 periods was primarily a result of the ongoing weakness in the sales of medical equipment in general, our limited scope of distribution, and the continued uncertainty around reimbursement. Finalization of the reimbursement calculation for 2010 was postponed multiple times during the period. Temporary fixes were instituted to maintain the conversion factor of the reimbursement calculation at the 2009 level. During the 2010 periods, uncertainty around the amount of reimbursement and the related cash flow impact on physician practices was a major factor in the revenue decline during the first half of 2010. In July

2010, CMS issued a revised MPFS reflecting all changes in the July Update and a change in the conversion factor as a result of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, which was signed into law on June 25, 2010. This legislation provides for a 2.2 percent increase to the 2010 MPFS, effective for dates of service June 1, 2010 through November 30, 2010. This measure helped ease some of the uncertainty around the reimbursement rate during the third quarter of 2010. Furthermore, in July 2010, the National Correct Coding Initiative (NCCI) changed the edits associated with MTWA testing, allowing our MTWA Test to be performed on the same day as several stress procedures. As a result, effective July 1, 2010, CMS allows full reimbursement for both a MTWA Test and a stress test when both tests are performed during the same patient visit. The CMS update removes a previous restriction that substantially limited reimbursement when a patient underwent a MTWA Test on the same day as the patient underwent a standard cardiac stress test, echocardiography stress test, nuclear cardiac stress test, or pulmonary stress test.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended September 30, 2009 and 2010, was 43% and 32%, respectively. Gross profit, as a percent of revenue, for the nine months ended September 30, 2009 and 2010, was 42% and 30%, respectively. The decrease in gross profit as a percentage of revenue in 2010 was primarily attributable to the $124,476 inventory provision, recorded in the first nine months of 2010 in connection with the excess inventory which was purchased to fulfill expected sales and satisfy our contractual obligation under the arrangement with St. Jude Medical. The provision is based on the uncertainty of realizing the value of the excess inventory. We do not believe that the inventory is exposed to obsolescence risk. In addition, we incurred start-up manufacturing costs in connection with the MTWA Module and an above average number of HearTwave II Systems sold during the period included no-charge treadmills

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended September 30,					Nine months ended September 30,
		% of Total		% of Total	% Inc/(Dec) 2009 vs 2010		% of Total		% of Total	% Inc/(Dec) 2009 vs 2010
	2009	Revenue	2010	Revenue		2009	Revenue	2010	Revenue

Operating Expenses:
Research and development	$91,561	11%	$119,924	15%	31%	$258,248	11%	$423,141	20%	64%
Selling, general and administrative	1,931,878	242%	1,258,559	159%	-35%	6,382,657	263%	4,144,215	197%	-35%

Total	$2,023,439	253%	$1,378,483	174%	-32%	$6,640,905	274%	$4,567,356	217%	-31%

Research and Development

Research and development expense for the three months ended September 30, 2009 and 2010 was $91,561 and $119,924, respectively, an increase of 31%. Research and development expense for the nine months ended September 30, 2009 and 2010 was $258,248 and $423,141, respectively, an increase of 64%. The increase in research and development expense for the 2010 periods was due to costs related to research work and recent patents, as well as developmental costs related to the MTWA Module.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three and nine month periods ended September 30, 2009 and 2010 was $1,931,878 and $1,258,559, and $6,382,657 and $4,144,215, respectively, a decrease of 35% and 35%, respectively. The decrease in selling expense from the 2009 periods was primarily due to lower variable selling expenses as a result of lower sales of commissionable products in the U.S. General and administrative expenses were lower due to lower overall consultative and advisory costs and lower non-cash compensation due to the full vesting of certain previously issued stock option awards and restricted stock awards, and some reduction in headcount in 2010. SG&A expense for the 2009 and 2010 three and nine month periods included $494,685 and $190,465, and $1,474,071, and $780,439 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income for the three and nine month periods ended September 30, 2009 and 2010 was $1,217 and $459, and $14,913 and $606, respectively, a decrease of 62% and 96%, respectively. The decrease in interest income is primarily the result of lower amounts of invested cash and declines in short-term interest rates. Interest expense for the three and nine month periods ended September 30, 2009 and 2010 was $1,596, $2,640, $5,197, and $7,752, respectively, an increase of 65% and 49% predominantly due to interest associated with a new capital lease.

Net Loss

As a result of the factors described above, the net loss attributable to common stockholders for the three and nine months ended September 30, 2010 was $1,123,065 and $3,945,553 compared to $1,681,441 and $5,615,701 in the same periods in 2009.

Liquidity and Capital Resources

Cash and cash equivalents were $1,515,960 at September 30, 2010 compared to $3,159,468 at December 31, 2009. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for the obligations under the facility lease. The original amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2009 and September 30, 2010, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and, therefore, are classified as cash equivalents. At December 31, 2009 and September 30, 2010, $500,000 and $400,000, respectively, of restricted cash was held in money market funds.

The overall decrease in the Company’s cash and cash equivalents is primarily attributable to cash used by operations. Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations. For the three and nine months of 2010, loss from operations was $1,120,884 and $3,938,407, respectively. For the three and nine months of 2010, the net loss we incurred included non-cash stock-based compensation expense of $194,769 and $791,960, respectively.

We believe that our existing resources and currently projected financial results are sufficient to fund our operations through December 31, 2010. In the event that the remaining outstanding Short-Term Warrants issued in connection with the Series D Financing are exercised before the expiration date of December 23, 2010, which would result in the issuance of 7,024,392 shares of common stock and $751,610 of proceeds, the Company believes it would have sufficient resources to fund its operations through March 31, 2011. Conversely, if we encounter material deviations from our plans including, but not limited to, lower than expected level of sales to Cardiac Science, or if we experience lower than expected sales of our HearTwave II Systems, our ability to fund our operations will be negatively impacted. Therefore, we are pursuing opportunities to raise additional capital. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

The main changes in operating assets and liabilities in 2010 were an increase in accounts receivable, net of allowance for doubtful accounts, of $145,399, attributable to the timing of sales occurring at the end of the third quarter, and a decrease in inventory, net of reserve, of $369,117 attributable to the sale of our products during 2010, and the $124,476 inventory reserve provision. Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we did not need to make significant inventory purchases related to our HearTwave II System. However, due to the uncertainty of realizing the value of any excess inventory, we maintain an inventory reserve, which was increased as of September 30, 2010 to $1,091,624 from $967,148 at December 31, 2009. We do not believe that the inventory is exposed to obsolescence risk. Prepaid expenses and other assets at September 30, 2010 decreased $31,117 compared to December 31, 2009 due to fewer deposits and prepayments made to vendors as well as a decrease in other receivables. Accounts payable and accrued expenses at September 30, 2010 decreased $307,903 compared to December 31, 2009, primarily as our inventory purchases subsided and we made payments on liabilities related to 2009 year-end expenses. As a result of the factors described above, we have incurred negative cash flow from operations of $3,071,918 for the nine-month period ended September 30, 2010. In addition, we have an accumulated deficit at September 30, 2010 of $99,938,072.

In connection with the Series D Financing in December 2009, as further detailed in Note 5 of the Notes to the condensed financial statements contained in this Quarterly Report on Form 10-Q, we issued to certain investors two types of warrants, the Short-Term Warrants, which expire on December 23, 2010, and the Long-Term Warrants, which were called by the Company in May 2010.

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

In September of 2010, we commenced sales of our MTWA Module and Micro-V Alternans Sensors to Cardiac Science. Under the Cardiac Science Agreement, we may continue to sell, distribute and license our MTWA Test and Micro-V Alternans Sensors to other distributors and customers in both generic and customized versions. Given that Cardiac Science is more active in larger-sized private practices, hospitals and other institutions, in which we historically have had minimal presence, and given that our HearTwave II System is also a state-of-the art stress test system, we believe that the introduction of the MTWA Module will not cannibalize sales of our HearTwave II System in 2010. Therefore, we do not anticipate any material attrition of sales of our HearTwave II System as a result of the MTWA Module launch.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2010 are set forth in the table below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital Lease Obligations	$34,754	$4,660	$14,530	$15,564	$—
Operating Lease Obligations	1,007,128	382,249	624,879	—	—
Purchase Obligations	30,000	10,000	20,000	—	—

Total	$1,071,882	$396,909	$659,409	$15,564	$—

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

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to September 30, 2010. In addition, the royalty on net sales related to technologies licensed from third parties and improvements thereon sold or leased by the Company and the monthly royalty under the Amended and Restated Consulting and Technology Agreement between the Company and Richard Cohen were $20,633 and $17,434, respectively.

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

At December 31, 2009 and September 30, 2010, our cash and cash equivalents included money market funds. The money market funds are currently invested in a government backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: November 10, 2010	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002