Form 10-Q
period 2011-03-31
CAMBRIDGE HEART INC
filed 2011-05-16
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 16, 2011

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	98,491,218

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$4,188,215	$2,940,759
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $174,650 and $193,247 at December 31, 2010 and March 31, 2011, respectively	480,658	408,758
Inventory, net of inventory reserve of $1,091,624 at December 31, 2010 and March 31, 2011, respectively	686,264	729,412
Prepaid expenses and other current assets	95,237	76,252

Total current assets	5,550,374	4,255,181
Fixed assets, net	190,294	225,229
Restricted cash, net current portion	300,000	200,000
Other assets	50,138	49,797

Total Assets	$6,090,806	$4,730,207

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$421,670	$287,551
Accrued expenses	1,025,975	1,034,070
Current portion of capital lease obligation	5,009	5,385

Total current liabilities	1,452,654	1,327,006
Capital lease obligation, net of current portion	28,703	27,207

Total liabilities	1,481,357	1,354,213
Commitments and contingencies (Note 13)
Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2010 and March 31, 2011, respectively; 6,852 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively; liquidation preference and redemption value of $14,352,000 as of December 31, 2010 and March 31, 2011, respectively	12,870,613	12,870,613

	12,870,613	12,870,613
Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 shares authorized; 97,494,185 and 97,491,218 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	97,494	97,491
Additional paid-in capital	92,801,870	92,901,275
Accumulated deficit	(101,160,528)	(102,493,385)

Total stockholders’ deficit	(8,261,164)	(9,494,619)

Total Liabilities and Stockholders’ Deficit	$6,090,806	$4,730,207

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2010	2011
Revenue	$658,312	$637,061
Cost of goods sold	509,625	442,444

Gross profit	148,687	194,617

Costs and expenses:
Research and development	148,395	119,056
Selling, general and administrative	1,450,630	1,405,868

Total operating expenses	1,599,025	1,524,924

Loss from operations	(1,450,338)	(1,330,307)
Interest income	58	58
Interest expense	(1,193)	(2,608)

Net loss	$(1,451,473)	$(1,332,857)

Net loss per common share-basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding-basic and diluted	65,295,640	97,444,318

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(1,451,473)	$(1,332,857)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14,852	15,407
Inventory provision	102,010	—
Stock based compensation expense	394,287	99,401
Provisions for allowance for doubtful accounts	(8,112)	23,418
Gain on disposal of fixed assets	(6,588)	—
Changes in operating assets and liabilities:
Change in restricted cash	100,000	100,000
Accounts receivable	22,104	48,482
Inventory	63,649	(43,148)
Prepaid expenses and other current assets	(40,313)	18,985
Accounts payable and accrued expenses	(239,004)	(126,024)

Net cash used for operating activities	(1,048,588)	(1,196,336)

Cash flows from investing activities:
Purchases of fixed assets	—	(50,000)

Net cash used in investing activities	—	(50,000)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	117,195	—
Principal payments on capital lease obligations	(566)	(1,120)

Net cash provided by (used in) financing activities	116,629	(1,120)

Net decrease in cash and cash equivalents	(931,959)	(1,247,456)
Cash and cash equivalents, beginning of period	3,159,468	4,188,215

Cash and cash equivalents, end of period	$2,227,509	$2,940,759

Supplemental Disclosure of Cash Flow Information

The Company paid $1,193 and $2,608 in interest expense for the three month periods ended March 31, 2010 and 2011, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation and Liquidity

The accompanying condensed financial statements of Cambridge Heart, Inc. (the “Company”) have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure our financial condition, results of operations, and cash flows are consistently reported.

The Company’s interim financial statements as of March 31, 2010 and 2011 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of March 31, 2011, results of operations for the three months ended March 31, 2010 and 2011 and cash flows for the three months ended March 31, 2010 and 2011.

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

Management believes that the existing resources and currently projected financial results are only sufficient to fund operations into the fourth quarter of 2011. To the extent that placement of our MTWA OEM (Original Equipment Manufacturer) Module (“MTWA Module”) and sales of the Micro-V Alternans Sensors exceed the projected levels, the Company may have sufficient resources to fund its operations beyond this timeline. Conversely, if the Company encounters material deviations from its plan including, but not limited to, lower than expected sales to Cardiac Science, lower than expected sales of the HearTwave II Systems and Micro-V Alternans Sensors, or if the Company decides to expand the level of activity in research and development (R&D) and/or selling, general, and administrative (SG&A) beyond its current plans, its ability to fund operations through the projected timeline will be negatively impacted. While the proceeds from the Company’s private placement to accredited investors in December 2010 (“the December 2010 Private Placement”) and the exercise of common stock warrants in December 2010 will provide the Company with financing to fund the Company’s operations for a period of time, the Company anticipates that it will need to raise additional capital through the sale of equity or debt securities and/or the exercise of outstanding common stock warrants issued in connection with the December 2010 Private Placement to fund operations beyond its projections. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. Similarly, there can be no assurance that holders of the common stock warrants issued in connection with the December 2010 Private Placement will elect to exercise their warrants when the capital is needed, or at all. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. In addition, the Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock.

On an as-converted basis, the Company currently has 124,257,186 shares of common stock issued and outstanding, including 98,491,218 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 21,585,366 shares issuable upon conversion of the Series D Convertible Preferred Stock. Additionally, the Company has reserved 15,660,000 shares of common stock for issuance upon exercise of outstanding warrants issued to investors and the selling agent in connection with the sale of our common stock in December 2010 and has stock options outstanding to purchase up to an aggregate of 10,071,545 shares of common stock. Under the Company’s Certificate of Incorporation there are only 150,000,000 shares of common stock authorized. Consequently, the Company will be limited in its ability to issue additional common stock or debt or equity convertible into common stock without amending the Certificate of Incorporation, which would require the approval of the holders of a majority of the voting power of all shares of the Company’s capital stock, voting together as a class. If the stockholders do not approve such an amendment, we would not be able to raise capital through the sale of common stock or equity or debt securities convertible into common stock, which could have a material adverse effect on the Company’s ability to continue as a going concern and could cause the Company to cease operations.

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

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2010.

The interim results of operations are not necessarily indicative of results that my occur for the full fiscal year or for future interim periods.

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

At December 31, 2010 and March 31, 2011, respectively, $4,184,124 and $2,936,613 of the Company’s cash and cash equivalents were in a transaction account. As of March 31, 2011, this transaction account was covered by Federal Deposit Insurance Coverage (“FDIC”) in the amount of $250,000. At December 31, 2010 and March 31, 2011, respectively, the Company classified investments in money market funds totaling $4,091 and $4,146, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In November 2007, the Company entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space. The initial lease term was for 62 months with an option to extend the lease for one extension period of five years. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of the second, third and fourth lease years. The Company first occupied the space in February 2008 and the first and second reductions of the letter of credit in the amounts of $100,000 took place during the first three months of 2010 and 2011, respectively. The Company has recorded this letter of credit as restricted cash on its balance sheets.

Revenue Recognition and Accounts Receivable

Based on the guidelines of the Emerging Issues Task Force 08-1 (“EITF 08-1”), revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. Additionally, revenue from the sale of the Microvolt T Wave Alternans (“MTWA”) Module to Cardiac Science is subject to the same revenue recognition criteria. The Company provides standard warranty coverage on the MTWA Module. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems, and pursuant to the Company’s Development, Supply and Distribution Agreement with Cardiac Science, the MTWA Module is sold with a start-up kit including Micro-V Alternans Sensors. Therefore, as necessary, the Company allocates the total consideration to the separate items proportionately based on the relative selling price and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave II System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Billings of $273,810 at March 31, 2011 ($260,564 at December 31, 2010) charged in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave II System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave II System. The revenue from the TPP is recognized over the term of the usage agreement, which is generally three months. At March 31, 2011, the amount of revenue recognized from the TPP was $2,800.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. For the year ended December 31, 2010 and the three months ended March 31, 2011, the Company’s actual experience of customer receivables written off directly was $(8,112) and $4,821, respectively. At December 31, 2010 and March 31, 2011, the allowance for doubtful accounts was $174,650 and $193,247, respectively.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the three month periods ended March 31, 2010 and 2011 the impact of options to purchase 6,407,365 and 10,321,545 shares of common stock, warrants to purchase 17,092,687 and 0 shares of common stock issued in December 2009, 5,000 shares of Series C-1 Convertible Preferred Stock, 1,852 shares of Series D Convertible Preferred Stock, warrants to purchase 0 and 15,660,000 shares of common stock issued in the December 2010 Private Placement, and 110,600 and 46,900 unvested restricted shares have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three month periods ended March 31, 2010 and 2011, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2009, the Company recorded a provision of $967,148 for excess inventory built up in connection with our contractual obligation as part of the co-marketing agreement with St. Jude Medical. In March 2007, we entered into a co-marketing agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our HearTwave II System and other MTWA products to cardiologists and electrophysiologists in North America. The agreement with St. Jude Medical ended on November 5, 2008. Pursuant to the terms of the co-marketing agreement, we were contractually obligated to build up our inventory for HearTwave II Systems. Consequently, the level of our inventory exceeds our current sales projections of the HearTwave II System for the next 12 months. The provision is based on the uncertainty about realizing the value of excess inventory. As of December 31, 2010 and March 31, 2011, the Company’s inventory reserve totaled $1,091,624. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. The Company adopted this rule January 1, 2011 and there was no material impact to our consolidated financial position or results of operations.

In September 2009, the Emerging Issues Task Force issued new rules which changed the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. The Company adopted this rule January 1, 2011 and there was no material impact to our consolidated financial position or results of operations.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

For the three month period ended March 31, 2010, no major customers accounted for 10% or more of the Company’s total revenue or accounts receivable. For the three month period ended March 31, 2011, one major customer accounted for 11% of the Company’s total revenue and two major customers accounted for 10% and 14% of total gross accounts receivable. International sales accounted for 23% of total revenue, for the three month periods ended March 31, 2010 and 2011, respectively.

4. INVENTORIES

Inventories consist of the following:

	December 31, 2010	March 31, 2011
Raw materials	$1,211,538	$1,338,892
Work in process	14,284	8,280
Finished goods	552,066	473,864

	1,777,888	1,821,036
Inventory reserve	(1,091,624)	(1,091,624)

Total inventory, net	$686,264	$729,412

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

Total shares of preferred stock issued and outstanding at December 31, 2010 and March 31, 2011, respectively, were as follows:

	December 31, 2010	March 31, 2011
Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000
Series D Convertible Preferred
Shares issued and outstanding	1,852	1,852
Liquidation preference and redemption value	$1,852,000	$1,852,000
Total Convertible Preferred
Shares issued and outstanding	6,852	6,852
Liquidation preference and redemption value	$14,352,000	$14,352,000

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

The holders of Series C Preferred Stock were entitled to vote, on an as-if converted basis, along with holders of the Company’s common stock on all matters on which holder of common stock were entitled to vote.

In order to be able to issue securities in the Series D Financing, described below, that are senior to the Series C Preferred Stock previously issued by the Company, the Company entered into a Share Exchange Agreement with St. Jude Medical, dated as of December 23, 2009, pursuant to which St. Jude Medical exchanged 5,000 shares of the Company’s Series C Preferred Stock, representing 100% of the issued and outstanding shares of Series C Preferred Stock, for 5,000 newly issued shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”). The terms of the Series C-1 Preferred Stock are substantially the same as the terms of the Series C Preferred Stock except that the Series C-1 Preferred Stock is junior to the Series D Preferred Stock in the event of a liquidation or a deemed liquidation of the Company.

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

Under guidance issued by the Emerging Issues Task Force (“EITF”) of the FASB, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series C-1 Preferred Stock outside of permanent equity based on the rights of the Series C-1 Preferred Stock in a deemed liquidation.

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

The Company also issued to the investors in the Series D Financing two types of warrants. The first warrant, which expired on December 23, 2010, entitled the investor to purchase a number of shares of common stock equal to 50% of the number of shares of common stock into which the Series D Preferred Stock purchased by the investor is convertible (the “Short-Term Warrant”). A total of 11,292,686 shares of common stock were issuable under the Short-Term Warrants. The exercise price of the Short-Term Warrants was $0.107 per share, which is 150% of the Closing Price. In May 2010, certain of the investors exercised their Short-Term Warrants, resulting in the issuance of 4,268,294 shares of common stock of the Company. In December 2010, the remaining outstanding Short-Term Warrants were exercised resulting in the issuance of 7,024,392 shares of common stock of the Company. The second warrant, which would have expired on December 23, 2014, entitled the investor to purchase a number of shares of common stock equal to 30% of the number of shares of common stock into which the Series D Preferred Stock purchased by the investor was convertible (the “Long-Term Warrant”). A total of 6,775,611 shares of common stock were issuable under the Long-Term Warrants. The exercise price of the Long-Term Warrants was $0.142 per share, or 200% of the Closing Price. Pursuant to the terms of the Long-Term Warrant, the Company called the Long-Term Warrants in May 2010 resulting in the issuance of 6,775,611 shares of common stock of the Company.

An analysis was performed on the exercise and settlement provisions of the Long-Term and Short-Term Warrants as of December 23, 2009. As a result, it was determined that they were not considered derivative instruments under Accounting Standards Codification 815—Derivatives and Hedging (“ASC 815”) as they met the scope exception since they are both indexed to the Company’s own stock and are classified in stockholders’ deficit in the Company’s balance sheet.

The conversion price of the Series D Preferred Stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock at a purchase price below the conversion price of the Series D Preferred Stock at any time on or before August 23, 2011, the conversion price of the Series D Preferred Stock will be adjusted as set forth in the Series D Certificate of Designation (as defined below). In determining the appropriate accounting for the conversion feature for the Series D Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815.

The holders of the Series D Preferred Stock are entitled to share in any dividends declared and paid, or set aside for payment, on the common stock, pro rata, in accordance with the number of shares of common stock into which such shares of Series D Preferred Stock are then convertible.

The holders of the Series D Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of Series D Preferred Stock could be converted immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent, shall have voting rights and powers equal to the voting rights and powers of the common stock and shall be entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company. The Series D Preferred Stock shall vote together with the common stock at any annual of special meeting of the stockholders and not as a separate class, and act by written consent in the same manner as the common stock.

In the event of a liquidation of the Company (including an Acquisition Transaction or Asset Transfer, each as defined in the Series D Certificate of Designation), the holders of Series D Preferred Stock are entitled to receive an amount equal to the Series D Original Issue Price plus declared but unpaid dividends before the payment of any amount to the holders of common stock, Series C-1 Preferred Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior to or on parity with the Series D Preferred Stock with respect to liquidation preference.

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

Warrants

In December 2010, the Company sold 14,500,000 Units, as described below, in the December 2010 Private Placement. The Units were comprised of one share of common stock and a warrant to purchase one share of common stock. Each warrant included in the Unit entitles the holder to purchase one share of common stock for $0.25 for a period of five years from the date of issuance. In addition, the Company issued 1,160,000 warrants to purchase common stock to the selling agent in the December 2010 Private Placement. An analysis was performed on the exercise and settlement provisions of the warrants issued in connection with the December 2010 Private Placement as of December 31, 2010. As a result, it was determined that they are not considered derivative instruments under ASC 815 as they meet the scope exception because they are both indexed to the Company’s own stock and are classified in stockholders’ deficit in the Company’s balance sheet. In addition, under GAAP, proceeds from the sale of securities are to be allocated to each financial instrument based on their relative fair market value. In this regard, we allocated the proceeds from the sale of the common stock based on the relative fair market value of the common stock and warrants using the Company’s closing common stock price as of December 20, 2010 and to the related warrants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair market value of the warrants using the Black-Scholes option pricing model:

December 20, 2010
Dividend Yield	0.0%
Expected Volatility	146%
Risk Free Interest Rate	2.06%
Expected Option Terms (in years)	5

Based on this allocation, the relative fair values of the common stock and the warrants were $1,535,142 and $1,364,858, respectively.

The Company filed a Registration Statement on Form S-1 covering the resale of the common stock and the shares of common stock issuable upon the exercise of the warrants in connection with the December 2010 Private Placement in January 2011. In April 2011, the Company filed Amendment No. 1 to the Registration Statement including such information related to the Company’s fiscal year ended December 31, 2010 as is required in order for the Registration Statement to comply with the requirements of Form S-1. On May 2, 2011, the Securities and Exchange Commission declared the Registration Statement effective.

At December 31, 2010 and March 31, 2011, there were 15,660,000 warrants to purchase shares of common stock outstanding.

6. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $394,287 and $99,401 or $0.01 and $0.00 per share in the three month periods ending March 31, 2010 and 2011, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Three months ended March 31,
	2010	2011
Dividend Yield	0.0%	0.0%
Expected Volatility	161.9%	143.2%
Risk Free Interest Rate	1.5%	1.3%
Expected Option Terms (in years)	3	5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the three month period ended March 31, 2011 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	9,816,545	$0.58	8.50
Granted	505,000	0.24
Exercised	—	—
Canceled/Forfeited	—	—

Outstanding and expected to vest at March 31, 2011	10,321,545	$0.48	8.37	$664,031

Exercisable at March 31, 2011	6,766,801	$0.48	8.02	$381,027

Vested and expected to vest at March 31, 2011	10,321,545	$0.48	8.37	$664,031

The fair value of options granted during the three months ended March 31, 2011 was $121,200 with a per share weighted average fair value of $0.24. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of March 31, 2011, there was $388,616 of total unrecognized compensation cost related to approximately 3,554,744 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 3.43 years. The intrinsic value of both the outstanding and expected to vest and exercisable shares was $664,031 and $381,027, respectively, at March 31, 2011. For the three months ended March 31, 2010 and 2011, no stock options were exercised.

There were no new restricted stock grants issued to employees in the three month period ended March 31, 2011. For the three month period ended March 31, 2011, approximately 1,152,250 shares of restricted stock were available for future grant. Included in total stock-based compensation in the Company’s statement of operations for the three months ended March 31, 2011 was $4,583 of compensation related to restricted stock previously granted. At December 31, 2010 and March 31, 2011, there was $11,413 and $5,406 of unrecognized compensation related to restricted stock previously granted, respectively.

Restricted stock activity for the three months ended March 31, 2011 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2010	49,867	$0.45
Granted	—	—
Vested	—	—
Forfeited	(2,967)	0.48

Nonvested balance as of March 31, 2011	46,900	$0.45

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three months ended March 31, 2010 and 2011 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended March 31,
	2010	2011
Cost of goods sold	$1,080	$1,831
Research and development	1,423	2,411
Selling, general and administrative	391,784	95,159

Stock-based compensation expense	$394,287	$99,401

At March 31, 2011, there were approximately 2,186,822 shares of common stock available for future grants under all of the Company’s equity incentive plans.

7. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and March 31, 2011.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $22,282 and $11,602 of accrued warranties at March 31, 2010 and 2011, respectively, as set forth in the following table:

	For the three months ended
	March 31,
	2010	2011
Balance at beginning of period	$29,383	$14,609
Provision for warranty for units sold	12,675	14,750
Cost of warranty incurred	(19,776)	(17,757)

Balance at end of period	$22,282	$11,602

8. SUBSEQUENT EVENTS

We have assessed and determined there were no subsequent events that occurred through the date of issuance of these financial statements requiring additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Form 10-Q that are not strictly historical are forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “could” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to achieve broad market acceptance of the Company’s MTWA technology, failure of our sales and marketing organization or partners to market our products effectively, inability to hire and retain qualified clinical applications specialists in the Company’s target markets, failure to obtain or maintain adequate levels of third-party reimbursement for use of the Company’s MTWA Test, customer delays in making final buying decisions, decreased demand for the Company’s products, failure to obtain funding necessary to develop or enhance our technology, adverse results in future clinical studies of our technology, failure to obtain or maintain patent protection for our technology, overall economic and market conditions. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2010, which is on file with the SEC and available at http://sec.gov/edgar.html. In addition, any forward-looking statements represent our estimates only as of today and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as may be legally necessary, even if our estimates should change.

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

We intend to achieve this mission by making our technology readily available, in multiple product embodiments, in cardiology and internal medicine physician practices and in hospitals that provide healthcare services to a broad group of at-risk cardiac patients who routinely undergo cardiac evaluations, including stress testing. Our strategy calls for the Company to partner with manufacturers of cardiac stress testing equipment, who have established distribution networks and existing installed base of users, to integrate our MTWA technology into their systems. In addition to being sold to the manufacturers’ new customers, the Company expects that the MTWA product will be marketed as an upgrade to the manufacturers’ existing installed base of users. We believe that this strategy will result in our technology being marketed to a much larger number of cardiologists and internal medicine practitioners. We also believe that leveraging larger and more established distribution networks will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology and increasing sales of our proprietary Micro-V Alternans Sensors.

As the first step in the execution of this new strategy, the Company signed a non-exclusive development and distribution agreement with Cardiac Science, a global leader in diagnostic cardiac monitoring devices, to develop the MTWA Module, which was launched in September 2010. The MTWA Module developed under the Cardiac Science Agreement allows our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform.

The Company is pursuing other similar partnerships that will enable us to broaden the adoption and utilization of MTWA testing.

Distribution Update

At March 31, 2011, we employed 4 direct sales representatives in the U.S. and 8 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

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

In November 2009, we completed the prototype development of our MTWA Module, and in February 2010, we completed the product development phase of the MTWA Module. In February 2010, we submitted a 510(k) application for regulatory approval of the MTWA Module with the FDA. In April 2010, we received clearance from the FDA to begin marketing the MTWA Module integrated with the Q-Stress line of stress systems manufactured by Cardiac Science. In late September 2010, the MTWA Module was launched by Cardiac Science. The companies collaborated on extensive marketing and sales initiatives in support of the product launch. As was disclosed in our December 31, 2010 Annual Report on Form 10-K, while the initial market preparation, product launch and lead generation activities were in line with our expectations, the number of units placed were below our projections. Consistent with our expectations, this trend continued in the first quarter of 2011. We believe that the lack of traction is mainly attributable to organizational changes that occurred within Cardiac Science subsequent to the launch of the MTWA Module. In October 2010, Cardiac Science announced it was being acquired by Opto Circuits (India), which was completed in December 2010. We believe that while Opto Circuits’ purchase of Cardiac Science is strategically positive for the partnership in the long run because it provides Cardiac Science with more financial resources and a broader global reach, the organizational restructuring of Cardiac Science, including extensive personnel changes particularly within sales and marketing, and the merger of Cardiac Science with two subsidiaries of Opto Circuits, resulted in shifts in priorities and focus that negatively impacted sales of our MTWA Module.

We believe that these issues are temporary and, as we expected, will require some time in working with Cardiac Science’s new sales and marketing team to refocus selling efforts on our MTWA Module.

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

The MPFS rates are updated annually and have resulted in negative updates since 2002. In December 2010, Congress enacted legislation to sustain reimbursement at the 2010 level through December 2011. Effective January 1, 2011 through December 31, 2011, the national average Medicare payment amount for a MTWA Test is $200. During 2010, the reimbursement amount for cardiovascular services, including the MTWA Test, was set on a temporary basis throughout the year. In November 2009, CMS issued its final ruling on the MPFS effective January 1, 2010. This ruling set forth a reduction in relative value unit for nearly all cardiovascular services to be phased in over a four-year period. The final rule also included an additional 21% reduction in the conversion factor component of the reimbursement calculations. However, CMS subsequently decided to temporarily maintain the conversion factor at the 2009 level until June 1, 2010. In July 2010, CMS issued a revised MPFS reflecting, among other things, a change in the conversion factor as a result of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, which was signed into law on June 25, 2010. This legislation provided for a 2.2% increase to the 2010 MPFS, effective for dates of service June 1, 2010 through November 30, 2010, which set the national average Medicare payment amount for a MTWA Test at $205.31. In November 2010, CMS published their final reimbursement rules for 2011, effective January 1, 2011, which would have resulted in a decrease in reimbursement rates by as much as 30% had Congress not enacted legislation in December 2010 to counter this decrease.

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

Recent Clinical Developments

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

In May 2011, new data presented at the Heart Rhythm Society’s 32nd Annual Scientific Sessions in San Francisco confirmed the diagnostic value of MTWA testing in identifying patients at risk of SCA. The pooled analysis of 2,883 patients showed that MTWA is a statistically significant predictor of SCA in patients whose heart muscle is damaged (ejection fraction < 35%), as well as those with more preserved cardiac function (ejection fraction > 35%).

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, when applicable, those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the three months ended March 31, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended March 31,
		%		%	%
	2010	of Total	2011	of Total	Change
Alternans Products:
U.S	$322,256	49%	$303,658	48%	–6%
Rest of World	65,611	10%	70,578	11%	8%

Total	387,867	59%	374,236	59%	–4%
Stress and Other Products:
U.S	187,430	28%	183,895	29%	–2%
Rest of World	83,015	13%	78,930	12%	–5%

Total	270,445	41%	262,825	41%	–3%

Total Revenues	$658,312	100%	$637,061	100%	–3%

Three Month Periods Ended March 31, 2010 and 2011

Revenue

Total revenue for the three months ended March 31, 2010 and 2011 was $658,312 and $637,061, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $374,236 during the three months ended March 31, 2011 compared to $387,867 during the same period of 2010, a decrease of 4%. Our Alternans products accounted for 59% of total revenue for the three month periods ended March 31, 2010 and 2011, respectively. Revenue from the sale of our stress and other products for the three months ended March 31, 2010 and 2011 was $270,445 and $262,825, respectively. The decrease in revenue for the 2011 period continued to reflect a difficult selling climate for medical capital equipment driven by ongoing weakness in economic conditions. Furthermore, mounting financial strain on healthcare service providers resulting from changes in the U.S. healthcare system continued to negatively impact buying decisions. This issue has been especially pronounced in small to medium-sized physician practices, which represent the core of our target customers. Additionally, significant resources, including sales and marketing, were allocated to facilitate placement of our MTWA Modules. This shift in focus, to some extent, affected the attention placed on selling our HearTwave II Systems, which contributed to the lower revenue in the first quarter.

We continued to face persisting challenges of overcoming our historical marketing strategy, practice integration issues and a limited distribution network. However, we believe that these challenges can be addressed as our new strategy gains traction. Announced in June 2009, our strategy is predicated on making our technology available in multiple product embodiments and by partnering with manufacturers of cardiac testing equipment, enabling us to reach a much larger number of cardiologists and internal medicine practitioners that provide healthcare services to a broad group of at-risk cardiac patients who routinely undergo cardiac evaluations. We believe this new strategy will make our technology more readily accessible, economically attractive and logistically simpler to integrate into the practice of those physicians who are already providing cardiac stress or other non-invasive testing.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended March 31, 2010 and 2011, was 23% and 31%, respectively. In the first quarter of 2010, the Company recorded a charge to increase the reserve for excess inventory of $102,009, which decreased gross profit. The inventory reserve as of March 31, 2011 remained unchanged from the balance at December 31, 2010.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended March 31,
		%		%
		of Total		of Total	% Inc/(Dec)
	2010	Revenue	2011	Revenue	2010 vs 2011
Operating Expenses:
Research and development	$148,395	11%	$119,056	19%	(20)%
Selling, general and administrative	1,450,630	242%	1,405,868	221%	(3)%

Total	$1,599,025	253%	$1,524,924	239%	(5)%

Research and Development

Research and development expense for the three months ended March 31, 2010 and 2011 was $148,395 and $119,056, respectively, a decrease of 20%. The decrease in research and development expense is primarily attributable to the completion of the MTWA Module in 2010.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three month periods ended March 31, 2010 and 2011 was $1,450,630 and $1,405,868, respectively, a decrease of 3%. This decrease was due to lower headcount and less non-cash compensation expense due to the vesting of certain stock options; offset by slightly higher administrative costs. SG&A expense for the 2010 and 2011 three month periods included $391,784 and $95,159 in non-cash, stock-based compensation expense, respectively. The decrease in non-cash, stock-based compensation expense is mostly due to the vesting of certain stock options awarded to members of senior management, non-employee directors and a consultant in March 2010 in recognition of a reduction in compensation for 2010 and, as it relates to senior management, in lieu of cash bonuses earned in 2009.

Interest Income/Interest Expense

Interest income for the three month periods ended March 31, 2010 and 2011 was $58. Interest expense for the three month periods ended March 31, 2010 and 2011 was $1,193, and $2,608, respectively, an increase of 119% predominantly due to interest associated with a new capital lease.

Net Loss

As a result of the factors described above, the net loss attributable to common stockholders for the three months ended March 31, 2011 was $1,332,857 compared to $1,451,473 in the same period in 2010.

Liquidity and Capital Resources

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,450,338 and $1,330,307 for the three months ended March 31, 2010 and 2011, respectively. For the first three months of 2011, the net loss we incurred included non-cash stock-based compensation expense of $99,401.

Cash and cash equivalents were $2,940,759 at March 31, 2011 compared to $4,188,215, at December 31, 2010. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for our obligations under the facility lease. The original amount of the letter of credit was $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2010 and March 31, 2011, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and, therefore, are classified as cash equivalents. At December 31, 2010 and March 31, 2011, $400,000 and $300,000, of restricted cash was held in money market funds, respectively.

The overall decrease in the Company’s cash and cash equivalents is primarily attributable to cash used by operations. The main changes in operating assets and liabilities in 2011 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $48,482, attributable to lower revenue and cash collection efforts, and an increase in inventory, net of reserve, of $43,148 attributable to minimum quantity purchases of certain inventory items. Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we maintain an inventory reserve, which was $1,091,624 at December 31, 2010 and March 31, 2011, due to the uncertainty of realizing the value of any excess inventory. We do not believe that the inventory is exposed to obsolescence risk. Prepaid expenses and other assets at March 31, 2011 decreased $18,985 compared to December 31, 2010 due to fewer deposits and prepayments made to vendors. Accounts payable and accrued expenses at March 31, 2011 decreased $126,024 compared to December 31, 2010 as we made payments on liabilities related to 2010 year-end expenses. As a result of the factors described above, we have incurred negative cash flow from operations of $1,196,336 for the three-month period ended March 31, 2011. In addition, we have an accumulated deficit at March 31, 2011 of $102,493,385.

We believe that the existing resources and currently projected financial results are sufficient to fund operations into the fourth quarter of 2011. To the extent that placement of our MTWA Module and sales of the Micro-V Alternans Sensors exceed the projected levels, we may have sufficient resources to fund its operations beyond this timeline. Conversely, if we encounter material deviations from our plan including, but not limited to, lower than expected sales to Cardiac Science, lower than expected sales of the HearTwave II Systems and Micro-V Alternans Sensors, or if we decide to expand the level of activity in research and development (R&D) and/or selling, general, and administrative (SG&A) beyond our plans, our ability to fund operations through the projected timeline will be negatively impacted. While the proceeds from the December 2010 Private Placement and the exercise of common stock warrants in December 2010 will provide the Company with financing to fund the Company’s operations for a period of time, we anticipate that we will need to raise additional capital through the sale of equity or debt securities and/or the exercise of outstanding common stock warrants issued in connection with the December 2010 Private Placement to fund operations beyond our projected timeline. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. And there can be no assurance that holders of the common stock warrants issued in connection with the December 2010 Private Placement will elect to exercise their warrants when the capital is needed, or at all. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. In addition, the Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock.

On an as-converted basis, the Company currently has 124,257,186 shares of common stock issued and outstanding, including 98,491,218 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 21,585,366 shares issuable upon conversion of the Series D Convertible Preferred Stock. Additionally, the Company has reserved 15,660,000 shares of common stock for issuance upon exercise of outstanding warrants issued to investors and the selling agent in connection with the sale of our common stock in December 2010 and has stock options outstanding to purchase up to an aggregate of 10,071,545 shares of common stock. Under the Company’s Certificate of Incorporation there are only 150,000,000 shares of common stock authorized. Consequently, we will be limited in our ability to issue additional common stock or debt or equity convertible into common stock without amending the Certificate of Incorporation, which would require the approval of the holders of a majority of the voting power of all shares of the Company’s capital stock, voting together as a class. If the stockholders do not approve such an amendment, we would not be able to raise capital through the sale of common stock or equity or debt securities convertible into common stock, which could have a material adverse effect on our ability to continue as a going concern and could cause the Company to cease operations.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2011 are set forth in the table below.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations	$32,591	$5,384	$16,790	$10,417	$—
Operating Lease Obligations	$818,131	$387,357	$430,774	$—	$—
Purchase Obligations	$20,000	$10,000	$10,000	$—	$—

Total	$870,722	$402,741	$457,564	$10,417	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our current executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced February 2008. We were not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first lease year and is reduced by $100,000 at the end of each of the second, third and fourth lease years. The Company first occupied the space in February 2008 and the first and second reductions of the letter of credit in the amounts of $100,000 took place during the first three months of 2010 and 2011, respectively. The landlord for the property was responsible for paying the costs of construction for the interior of the space occupied by us. We are generally responsible for paying for our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under our license agreement with MIT, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to March 31, 2011. In addition, the royalty on net sales related to technologies licensed from third parties and improvements thereon sold or leased by the Company and the monthly royalty under the Amended and Restated Consulting and Technology Agreement between the Company and Richard Cohen were $17,434 and $37,500, at March 31, 2010 and 2011, respectively.

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

We own financial instruments that are sensitive to market risk. At December 31, 2010 and March 31, 2011, our cash and cash equivalents included money market funds. The money market funds are currently invested in a government-backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. None of these instruments are held for trading purposes. Although we have implemented policies to preserve our capital, there can be no assurance that the valuation and liquidity of investments are not exposed to some level of risk due to market conditions.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Effective March 22, 2011, the Board of Directors of the Company amended the Cambridge Heart, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) in order to extend until December 31, 2011 the date until which awards may be granted under the 2001 Plan. A copy of the 2001 Plan, as amended, is filed as exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: May 16, 2011	By:	/s/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	2001 Stock Incentive Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002