Form 10-Q
period 2011-06-30
CAMBRIDGE HEART INC
filed 2011-08-15
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 15, 2011

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	98,485,288

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2010	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$4,188,215	$1,591,599
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $174,650 and $168,938 at December 31, 2010 and June 30, 2011, respectively	480,658	346,437
Inventory, net of inventory reserve of $1,091,624 and $1,147,709 at December 31, 2010 and June 30, 2011, respectively	686,264	676,184
Prepaid expenses and other current assets	95,237	49,271

Total current assets	5,550,374	2,763,491
Fixed assets, net	190,294	215,030
Restricted cash, net current portion	300,000	200,000
Other assets	50,138	49,457

Total Assets	$6,090,806	$3,227,978

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$421,670	$324,046
Accrued expenses	1,025,975	803,336
Current portion of capital lease obligation	5,009	5,788

Total current liabilities	1,452,654	1,133,170
Capital lease obligation, net of current portion	28,703	25,600

Total liabilities	1,481,357	1,158,770

Commitments and contingencies (Note 7)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2010 and June 30, 2011, respectively; 6,852 and 6,770 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively; liquidation preference and redemption value of $14,352,000 and $14,270,000 as of December 31, 2010 and June 30, 2011, respectively	12,870,613	12,815,366

	12,870,613	12,815,366

Stockholders’ deficit:
Common Stock, $.001 par value; 150,000 and 250,000,000 shares authorized at December 31, 2010 and June 30, 2011, respectively; 97,494,185 and 98,488,618 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	97,494	98,489
Additional paid-in capital	92,801,870	93,046,162
Accumulated deficit	(101,160,528)	(103,890,809)

Total stockholders’ deficit	(8,261,164)	(10,746,158)

Total Liabilities and Stockholders’ Deficit	$6,090,806	$3,227,978

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011

Revenue	$653,577	$541,705	$1,311,888	$1,178,767

Cost of goods sold	430,914	416,005	940,539	858,449

Gross profit	222,663	125,700	371,349	320,318

Costs and expenses:
Research and development	154,822	87,933	303,217	206,989
Selling, general and administrative	1,435,026	1,433,272	2,885,655	2,839,141

Total operating expenses	1,589,848	1,521,205	3,188,872	3,046,130

Loss from operations	(1,367,185)	(1,395,505)	(2,817,523)	(2,725,812)

Interest income	89	437	147	494

Interest expense	(3,919)	(2,356)	(5,112)	(4,963)

Net loss	$(1,371,015)	$(1,397,424)	$(2,822,488)	$(2,730,281)

Net loss per common share-basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average common shares outstanding-basic and diluted	69,662,605	98,158,604	67,717,605	97,803,434

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(2,822,488)	$(2,730,281)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	25,402	34,343
Inventory provision	124,476	56,085
Stock based compensation expense	597,191	190,039
Provisions for allowance for doubtful accounts	22,610	19,805
Gain on disposal of fixed assets	(6,589)	—
Changes in operating assets and liabilities:
Change in restricted cash	100,000	100,000
Accounts receivable	(16,356)	114,416
Inventory	149,617	(46,005)
Prepaid expenses and other current assets	12,909	45,966
Accounts payable and accrued expenses	(333,869)	(320,263)

Net cash used in operating activities	(2,147,097)	(2,535,895)

Cash flows from investing activities:
Purchases of fixed assets	—	(58,397)

Net cash used in investing activities	—	(58,397)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	1,418,846	—
Proceeds from exercise of common stock options	12,000	—
Principal payments on capital lease obligations	(1,467)	(2,324)

Net cash provided by (used in) financing activities	1,429,379	(2,324)

Net decrease in cash and cash equivalents	(717,718)	(2,596,616)
Cash and cash equivalents, beginning of period	3,159,468	4,188,215

Cash and cash equivalents, end of period	$2,441,750	$1,591,599

Supplemental Disclosure of Cash Flow Information

The Company paid $5,112 and $4,963 in interest expense for the six month periods ended June 30, 2010 and 2011, respectively.

In June 2011, an investor converted 82 shares of Series D Preferred Stock resulting in the issuance of 1,000,000 shares of common stock of the Company.

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

The Company’s interim financial statements as of June 30, 2010 and 2011 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2010 and 2011 and cash flows for the six months ended June 30, 2010 and 2011.

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

Management believes that the existing resources and currently projected financial results are only sufficient to fund operations into the fourth quarter of 2011. To the extent that sales exceed the projected levels, the Company may have sufficient resources to fund its operations beyond this timeline. Conversely, if the Company encounters material deviations from its plan including, but not limited to, lower than expected sales to Cardiac Science, lower than expected sales of the HearTwave II Systems and Micro-V Alternans Sensors, its ability to fund operations through the projected timeline will be negatively impacted. The Company anticipates that it will need to raise additional capital through the sale of equity or debt securities to fund operations beyond its projection. There can be no assurance that such capital will be available at all, or if available, that the terms of such financing will not be dilutive to other stockholders. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. In addition, the Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock.

If the Company is unable to generate adequate cash flows or obtain sufficient additional funding when needed, the Company may have to take certain actions including, but not limited to, cutting back its operations, selling some or all of its assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of its operations.

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

At December 31, 2010 and June 30, 2011, respectively, $4,184,124 and $1,587,439 of the Company’s cash and cash equivalents were in a transaction account. As of June 30, 2011, this transaction account was covered by Federal Deposit Insurance Coverage (“FDIC”) in the amount of $250,000. At December 31, 2010 and June 30, 2011, respectively, the Company classified investments in money market funds totaling $4,091 and $4,161, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems, and pursuant to the Company’s Development, Supply and Distribution Agreement with Cardiac Science, the MTWA Module is placed with a start-up kit including Micro-V Alternans Sensors. Therefore, based on the guidelines of the Emerging Issues Task Force 08-1 (“EITF 08-1”), which has been included in FASB Accounting Statement Codification (“ASC”) Topic No. 605, Revenue Recognition, as necessary, the Company allocates the total consideration to the separate items proportionately based on the relative selling price and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave II System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Billings of $260,250 at June 30, 2011 ($260,564 at December 31, 2010) charged in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave II System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave II System. The revenue from the TPP is recognized over the term of the usage agreement, which is generally three months.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during the six months ended June 30, 2010 and 2011 was $28,626 and $25,517, respectively. At December 31, 2010 and June 30, 2011, the allowance for doubtful accounts was $174,650 and $168,938, respectively.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the three and six month periods ended June 30, 2010 and 2011 the impact of options to purchase 9,919,546 and 10,202,545 shares of common stock, warrants to purchase 7,024,392 and 0 shares of common stock issued in December 2009, 5,000 and 5,000 shares of Series C-1 Convertible Preferred Stock, 1,852 and 1,770 shares of Series D Convertible Preferred Stock, warrants to purchase 0 and 15,660,000 shares of common stock issued in connection with the Company’s private placement to accredited investors in December 2010 (“the December 2010 Private Placement”), and 99,733 and 44,300 unvested restricted shares have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the six month periods ended June 30, 2010 and 2011, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2009, the Company recorded a provision of $967,148 for excess inventory built up in connection with our contractual obligation as part of the co-marketing agreement with St. Jude Medical. In March 2007, we entered into a co-marketing agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our HearTwave II System and other MTWA products to cardiologists and electrophysiologists in North America. The agreement with St. Jude Medical ended on November 5, 2008. Pursuant to the terms of the co-marketing agreement, we were contractually obligated to build up our inventory for HearTwave II Systems. Consequently, the level of our inventory exceeds our current sales projections of the HearTwave II System for the next 12 months. The provision is based on the uncertainty about realizing the value of excess inventory. As of December 31, 2010 and June 30, 2011, the Company’s inventory reserve totaled $1,091,624 and $1,147,709. The increase in the inventory reserve is attributable to a write-down of inventory on hand as of June 30, 2011 related to our MTWA OEM (Original Equipment Manufacturer) Module (“MTWA Module”) in connection with a program with Cardiac Science, launched in July 2011, whereby the MTWA Module is provided to Cardiac Science at no charge until December 31, 2011. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the company. The Company adopted this rule January 1, 2011 and there was no material impact to our financial position or results of operations.

In September 2009, the Emerging Issues Task Force issued new rules which changed the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. The Company adopted this rule January 1, 2011 and there was no material impact to our financial position or results of operations.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three or six month periods ended June 30, 2010 and 2011. International sales accounted for 19% and 21% of total revenue for the three and six month periods ended June 30, 2010, respectively, and 17% and 20% for the three and six month periods ended June 30, 2011, respectively.

4. INVENTORIES

Inventories consist of the following:

	December 31, 2010	June 30, 2011
Raw materials	$1,211,538	$1,361,271
Work in process	14,284	14,015
Finished goods	552,066	448,607

	1,777,888	1,823,893

Inventory reserve	(1,091,624)	(1,147,709)

Total inventory, net	$686,264	$676,184

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

Total shares of preferred stock issued and outstanding at December 31, 2010 and June 30, 2011, respectively, were as follows:

	December 31, 2010	June 30, 2011
Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,852	1,770
Liquidation preference and redemption value	$1,852,000	$1,770,000

Total Convertible Preferred
Shares issued and outstanding	6,852	6,770
Liquidation preference and redemption value	$14,352,000	$14,270,000

The preferred stock is entitled to dividends when and if declared by the Board of Directors prior to the payment of any such dividends to the holders of common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the preferred stock then outstanding are entitled to be paid out of the assets of the Company before any payment is made to the holders of common stock. Each holder of the preferred stock is entitled to the number of votes equal to the number of shares of common stock into which the preferred stock is convertible on any matter reserved to the stockholders of the Company for their action at any meeting of the stockholders of the corporation.

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

In the event of a liquidation of the Company (including an Acquisition Transaction or Asset Transfer, each as defined in the Series C-1 Certificate of Designation), the holders of Series C-1 Preferred Stock are entitled to receive an amount equal to the Deemed Series C-1 Original Issue Price plus declared but unpaid dividends after the payment to the holders of Series D Preferred Stock, but before any amount to the holders of common stock, and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior to or on parity with the Series C-1 Preferred Stock with respect to liquidation preference.

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

Under the terms of the Series D Financing, the Company issued 1,852 shares of its Series D Preferred Stock at a purchase price of $1,000 per share (the “Series D Original Issue Price”). Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company equal to $1,000 divided by the conversion price of the Series D Preferred Stock, which is initially $0.082, representing a 15% premium to the 20-day trailing average of the Company’s closing common stock price as of December 21, 2009 (the “Closing Price”). Each share of Series D Preferred Stock is currently convertible into approximately 12,195 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 1,852 shares of Series D Preferred Stock issued and sold in the financing is 22,585,366, or approximately 32.69% of the Company’s issued and outstanding common stock assuming that all outstanding shares of preferred stock are converted to common stock. In June 2011, an investor converted 82 shares of Series D Preferred Stock resulting in the issuance of 1,000,000 shares of common stock of the Company. At June 30, 2011 there were 1,770 shares of Series D Preferred Stock, convertible into 21,585,366 shares of common stock, outstanding.

The Company also issued to the investors in the Series D Financing two types of warrants. The first warrant, which expired on December 23, 2010, entitled the investor to purchase a number of shares of common stock equal to 50% of the number of shares of common stock into which the Series D Preferred Stock purchased by the investor is convertible (the “Short-Term Warrant”). A total of 11,292,686 shares of common stock were issuable under the Short-Term Warrants. The exercise price of the Short-Term Warrants was $0.107 per share, which is 150% of the Closing Price. In May 2010, certain of the investors exercised their Short-Term Warrants, resulting in the issuance of 4,268,294 shares of common stock of the Company. In December 2010, the remaining outstanding Short-

Term Warrants were exercised resulting in the issuance of 7,024,392 shares of common stock of the Company. The second warrant, which would have expired on December 23, 2014, entitled the investor to purchase a number of shares of common stock equal to 30% of the number of shares of common stock into which the Series D Preferred Stock purchased by the investor was convertible (the “Long-Term Warrant”). A total of 6,775,611 shares of common stock were issuable under the Long-Term Warrants. The exercise price of the Long-Term Warrants was $0.142 per share, or 200% of the Closing Price. Pursuant to the terms of the Long-Term Warrant, the Company called the Long-Term Warrants in May 2010 resulting in the issuance of 6,775,611 shares of common stock of the Company.

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

At December 31, 2010 and June 30, 2011, there were 15,660,000 warrants to purchase shares of common stock outstanding.

6. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $597,191 and $190,039 or $0.01 and $0.00 per share in the six month periods ending June 30, 2010 and 2011, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Six months ended June 30,
	2010	2011

Dividend Yield	0.0%	0.0%
Expected Volatility	161.6%	143.2%
Risk Free Interest Rate	1.5%	1.3%
Expected Option Terms (in years)	3	5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the six month period ended June 30, 2011 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2011	9,816,545	$0.58	8.50
Granted	535,000	0.24
Exercised	—	—
Canceled/Forfeited	(149,000)	0.97

Outstanding and expected to vest at June 30, 2011	10,202,545	$0.36	8.18	$324,370

Exercisable at June 30, 2011	6,705,801	$0.47	7.85	$196,867

Vested and expected to vest at June 30, 2011	10,202,545	$0.36	8.18	$324,370

The fair value of options granted during the six months ended June 30, 2011 was $113,455 with a per share weighted average fair value of $0.21. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of June 30, 2011 there was $364,963 of total unrecognized compensation cost related to approximately 3,496,744 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 3.9 years. The intrinsic value of both the outstanding and expected to vest and exercisable shares was $324,370 and $196,867, respectively, at June 30, 2011. For the six months ended June 30, 2010 and 2011, 40,000 and 0 stock options were exercised.

There were no new restricted stock grants issued to employees in the six month period ended June 30, 2011. For the six month period ended June 30, 2011, approximately 1,154,850 shares of restricted stock were available for future grant. Included in total stock-based compensation in the Company’s statement of operations for the six months ended June 30, 2011 was $8,629 of compensation related to restricted stock previously granted. At December 31, 2010 and June 30, 2011, there was $11,413 and $111 of unrecognized compensation related to restricted stock previously granted, respectively.

Restricted stock activity for the six months ended June 30, 2011 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2010	49,867	$0.45
Granted	—	—
Vested	—	—
Forfeited	(5,567)	0.48

Nonvested balance as of June 30, 2011	44,300	$0.45

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and six months ended June 30, 2010 and 2011 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Cost of goods sold	$1,846	$1,687	$2,926	$3,518
Research and development	2,868	2,427	4,291	4,838
Selling, general and administrative	198,190	86,523	589,974	181,682

Stock-based compensation expense	$202,904	$90,638	$597,191	$190,039

At June 30, 2011, there were approximately 2,278,422 shares of common stock available for future grants under all of the Company’s equity incentive plans.

7. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and June 30, 2011.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $18,199 and $6,923 of accrued warranties at June 30, 2010 and 2011, respectively, as set forth in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2011	2010	2011

Balance at beginning of period	$22,282	$11,602	$29,383	$14,609

Provision for warranty for units sold	9,750	14,837	21,775	29,587

Cost of warranty incurred	(13,833)	(19,516)	(32,959)	(37,273)

Balance at end of period	$18,199	$6,923	$18,199	$6,923

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

Published clinical data in a broad range of patients with heart disease has shown that patients with symptoms of, or at risk of, life threatening arrhythmias who test positive for MTWA are at an increased risk for subsequent sudden cardiac events including sudden death, while those who test negative are at minimal risk. Sudden cardiac arrest accounts for approximately one-third of all cardiac deaths, or approximately 300,000 deaths, in the U.S. each year, and is the leading cause of death in people over the age of 45. All of our products, including our first generation HearTwave System and second generation HearTwave II System, CH 2000 Cardiac Stress Test System, MTWA Module and Micro-V Alternans Sensors have received 510(k) clearance from the FDA for sale in the U.S. Our products have also received the CE mark for sale in Europe, which certifies that a product has met European Union consumer, health and environmental requirements. Our first generation HearTwave System, CH 2000 Cardiac Stress Test System and the HearTwave II System have been approved for sale by the Japanese Ministry of Health Labor and Welfare. Our 510(k) clearance allows our MTWA Test to be used to test patients with known, suspected, or at risk of ventricular tachyarrhythmia and/or sudden cardiac arrest, and allows the claim that our MTWA Test is predictive of those events.

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

Distribution Update

At June 30, 2011, we employed 4 direct sales representatives in the U.S. and 9 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

In June 2009, we entered into the Cardiac Science Agreement as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the Cardiac Science Agreement, we developed the MTWA Module that will allow our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform via customized software and patient interface. Cardiac Science is marketing the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers. However, as discussed in more detail below, from July 2011 until the end of 2011, Cardiac Science has agreed to include the MTWA Module on every new Q-Stress at no incremental charge to its customers.

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

In November 2009, we completed the prototype development of our MTWA Module, and in February 2010, we completed the product development phase of the MTWA Module. In February 2010, we submitted a 510(k) application for regulatory approval of the MTWA Module with the FDA. In April 2010, we received clearance from the FDA to begin marketing the MTWA Module integrated with the Q-Stress line of stress systems manufactured by Cardiac Science. In late September 2010, the MTWA Module was launched by Cardiac Science. The companies collaborated on extensive marketing and sales initiatives in support of the product launch. While the initial market preparation, product launch and lead generation activities were in line with our expectations, the number of units placed was below our projections. As expected, this trend continued through the second quarter of 2011. We believe that the lack of traction is mainly attributable to organizational changes that occurred within Cardiac Science subsequent to the launch of the MTWA Module. In October 2010, Cardiac Science announced it was being acquired by Opto Circuits (India), which was completed in December 2010. We believe that while Opto Circuits’ purchase of Cardiac Science is strategically positive for the partnership in the long run because it provides Cardiac Science with more financial resources and a broader global reach, the organizational restructuring of Cardiac Science, including extensive personnel changes particularly within sales and marketing, and the merger of Cardiac Science with two subsidiaries of Opto Circuits, resulted in shifts in priorities and focus that negatively impacted sales of our MTWA Module. We believe that these issues are temporary and, as we expected, would require some time in working with Cardiac Science’s new sales and marketing team to refocus selling efforts on our MTWA Module. In July 2011, the Company reached an agreement with Cardiac Science to include the MTWA Module on every new Q-Stress System sale through the end of the year. During this promotional period, the MTWA Module will be supplied to Cardiac Science at no charge and will be included in all new Q-Stress Systems at no incremental cost to the customer. The Company believes that this initiative will significantly increase the placement of MTWA Modules, which it anticipates will provide the basis for future recurring revenue from the sale of its Micro-V Sensors.

In July 2011, the Company reached an agreement with Cardiac Science to include the MTWA Module on every new Q-Stress System sale through the end of the year. During this period, the MTWA Module will be supplied to Cardiac Science at no charge and will be included in all new Q-Stress Systems at no incremental cost to the customer. The Company believes that this initiative will significantly increase the placement of MTWA Modules, which it anticipates will provide the basis for future recurring revenue from the sale of its Micro-V Sensors.

We market the HearTwave II System, the CH 2000 Cardiac Stress Test System and our Micro-V Alternans Sensors internationally through independent distributors. In April 2010, the Japanese regulatory authorities cleared our HearTwave II System to be marketed in Japan on a non-exclusive basis by Fukuda Denshi Co LTD. Previously our distribution arrangement with Fukuda Denshi was limited to our CH 2000 Cardiac Stress Test System and our first generation HearTwave System. Effective August 2010, we appointed Mayerick S.A. de S.V. as the exclusive distributor of our HearTwave II System in Mexico. Sales of our HearTwave II System in Mexico will not commence unless and until the necessary regulatory approvals have been received from the Mexican regulatory authorities. The initial term of our distribution arrangement with Mayerick expires on July 31, 2012. We may terminate the distribution arrangement with Mayerick early if Mayerick fails to introduce the HearTwave II System in Mexico for purchase generally by end-users by July 1, 2011 due to reasons within Mayerick’s control or by January 1, 2012 due to any other reason.

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

In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan and South Dakota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. In 2008, Premera Blue Cross and Blue Cross Blue Shield of Arizona revised their policies to make Microvolt T-Wave Alternans Testing a covered benefit. In February 2009, Harvard Pilgrim Health Care initiated reimbursement for the MTWA Test. In April 2009, WellPoint revised its coverage policy on MTWA testing from a covered service to a non-covered service. In June 2011, the Company learned that UnitedHealthcare made MTWA testing a covered benefit for its subscribers. We estimate that approximately 6 million high-risk cardiac patients are currently covered for MTWA testing by either Medicare or other commercial health plans in the United States. Typically, private reimbursement coverage for our MTWA Test is available only to those patients who are otherwise indicated for ICD therapy.

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

In July 2010, the first patients were enrolled in our MTWA-CAD study (Evaluation of Microvolt T-Wave Alternans Testing for the Detection of Active Ischemia in Patients with Known or Suspected Coronary Artery Disease). MTWA-CAD is a feasibility study, sponsored by the Company, designed to evaluate MTWA testing for the purpose of detecting active ischemia in patients with known or suspected coronary artery disease (CAD). Ischemia is defined as inadequate blood supply to the coronary arteries, which can lead to myocardial infarction or what is commonly referred to as a “heart attack.” Ischemia, a common trigger for arrhythmias, is a well-documented cause of repolarization alternans. Human studies have shown that active ischemia can be associated with visible as well as microvolt-level T-wave alternans. While MTWA testing is traditionally used to evaluate arrhythmic risk, this known association with ischemia may allow MTWA testing to be used as a diagnostic tool to detect underlying CAD. An estimated 40 million cardiac stress tests in various modalities are performed annually in the United States. We filed a patent application related to ischemia in December of 2009. The MTWA-CAD study will assess the feasibility of this concept by measuring MTWA during routine nuclear stress testing or stress echocardiography with treadmill exercise. This is a feasibility study designed to verify preliminary observations under controlled environments and to generate hypotheses, endpoints, and sample sizes for future investigations. The MTWA-CAD trial is expected to enroll up to 200 patients. We expect the enrollment to be completed by mid-2011 and the full data analysis to be completed by the end of 2011.

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

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the six months ended June 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended June 30,					Six months ended June 30,
	2010	% of Total	2011	% of Total	% Change	2010	% of Total	2011	% of Total	% Change
Alternans Products:
U.S.	$367,141	56%	$291,783	54%	-21%	$689,397	53%	$595,441	51%	-14%
Rest of World	104,632	16%	91,148	17%	-13%	170,243	13%	161,726	14%	-5%

Total	471,773	72%	382,931	71%	-19%	859,640	66%	757,167	64%	-12%

Stress and Other Products:
U.S.	159,004	24%	158,774	29%	0%	346,434	26%	342,670	29%	-1%
Rest of World	22,800	3%	—	0%	-100%	105,814	8%	78,930	7%	-25%

Total	181,804	28%	158,774	29%	-13%	452,248	34%	421,600	36%	-7%

Total Revenues	$653,577	100%	$541,705	100%	-17%	1,311,888	100%	$1,178,767	100%	-10%

Three and Six Month Periods Ended June 30, 2010 and 2011

Revenue

Total revenue for the three months ended June 30, 2010 and 2011 was $653,577 and $541,705, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $382,931 during the three months ended June 30, 2011 compared to $471,773 during the same period of 2010, a decrease of 19%. Our Alternans products accounted for 72%

and 71% of total revenue for the three month periods ended June 30, 2010 and 2011, respectively. Revenue from the sale of our stress and other products for the three months ended June 30, 2010 and 2011 was $181,804 and $158,774, respectively. Total revenue for the six months ended June 30, 2010 and 2011 was $1,311,888 and $1,178,767, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $757,167 during the six months ended June 30, 2011 compared to $859,640 during the same period of 2010, a decrease of 12%. Our Alternans products accounted for 66% and 64% of total revenue for the six month periods ended June 30, 2010 and 2011, respectively. Revenue from the sale of our stress and other products for the six months ended June 30, 2010 and 2011 was $452,248 and $421,600, respectively. The decrease in revenue for the 2011 periods continued to reflect a difficult selling climate for medical capital equipment driven by ongoing weakness and uncertainty in economic conditions. Furthermore, on-going financial strain on healthcare service providers resulting from changes in the U.S. healthcare system continued to negatively impact buying decisions. Additionally, our shift in focus to the MTWA Module, to some extent, affected the attention placed on selling the HearTwave II Systems, which contributed to the lower revenue in the second quarter.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended June 30, 2010 and 2011, was 34% and 23%, respectively. Gross profit, as a percent of revenue, for the six months ended June 30, 2010 and 2011, was 28% and 27%, respectively. The decrease in gross profit was due to a charge to increase inventory reserve in June 2011 attributable to a write-down of inventory on hand as of June 30, 2011 related to our MTWA Module in connection with a program with Cardiac Science launched in July 2011 whereby the MTWA Module is provided to Cardiac Science at no charge until December 31, 2011.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended June 30,					Six months ended June 30,
		% of Total		% of Total	% Inc/(Dec)		% of Total		% of Total	% Inc/(Dec)
	2010	Revenue	2011	Revenue	2010 vs 2011	2010	Revenue	2011	Revenue	2010 vs 2011

Operating Expenses:
Research and development	$154,822	24%	$87,933	16%	-43%	$303,217	23%	$206,989	18%	-32%
Selling, general and administrative	1,435,026	220%	1,433,272	265%	0%	2,885,655	220%	2,839,141	241%	-2%

Total	$1,589,848	243%	$1,521,205	281%	-4%	$3,188,872	243%	$3,046,130	258%	-4%

Research and Development

Research and development expense for the three months ended June 30, 2010 and 2011 was $154,822 and $87,933, respectively, a decrease of 43%. Research and development expense for the six months ended June 30, 2010 and 2011 was $303,217 and $206,989, respectively, a decrease of 32%. The decrease in research and development expense is primarily attributable to the completion of the MTWA Module in the second half of 2010.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three and six month periods ended June 30, 2010 and 2011 was $1,435,026 and $1,433,272, and $2,885,655 and $2,839,141, respectively, a decrease of 2% on a six-month basis. This decrease was primarily due to less non-cash compensation expense due to the vesting of certain stock options, coupled with lower sales commissions and administrative costs; offset by higher compensation costs. SG&A expense for the 2010 and 2011 three and six month periods included $979,386 and $589,974 and $90,638 and $190,039 in non-cash, stock-based compensation expense, respectively. The decrease in non-cash, stock-based compensation expense is mostly due to the vesting of certain stock options awarded to members of senior management, non-employee directors and a consultant in March 2010 in recognition of a reduction in compensation for 2010 and, as it relates to senior management, in lieu of cash bonuses earned in 2009.

Interest Income/Interest Expense

Interest income for the three and six month periods ended June 30, 2010 and 2011 was $89 and $437 and $147 and $494. Interest expense for the three and six month periods ended June 30, 2010 and 2011 was $3,919, $2,356, $5,112 and $4,963, respectively, a decrease of 40% and 3% predominantly due to interest associated with a capital lease.

Net Loss

As a result of the factors described above, the net loss attributable to common stockholders for the three and six months ended June 30, 2011 was $1,397,424 and $2,730,281 compared to $1,371,015 and $2,822,488 in the same periods in 2010.

Liquidity and Capital Resources

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,367,185 and $1,395,505 and $2,817,523 and $2,725,812 for the three and six months ended June 30, 2010 and 2011, respectively. For the first six months of 2011, the net loss we incurred included non-cash stock-based compensation expense of $190,039.

Cash and cash equivalents were $1,591,599 at June 30, 2011, compared to $4,188,215 at December 31, 2010. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for our obligations under the facility lease. The original amount of the letter of credit was $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2010 and June 30, 2011, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and, therefore, are classified as cash equivalents. At December 31, 2010 and June 30, 2011, $400,000 and $300,000, of restricted cash was held in money market funds, respectively.

The overall decrease in the Company’s cash and cash equivalents is primarily due to cash used by operations. The main changes in operating assets and liabilities in 2011 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $113,608, attributable to lower revenue, and an increase in inventory, net of reserve, of $46,005 attributable to minimum quantity purchases of certain inventory items. Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we maintain an inventory reserve, which was $1,091,624 at December 31, 2010 and $1,147,709 at June 30, 2011, mostly due to the uncertainty of realizing the value of any excess inventory. In addition to reserving for excess inventory, in June 2011 the reserve includes a charge attributable to a write-down of inventory related to our MTWA Module in connection with a program with Cardiac Science launched in July 2011 whereby the MTWA Module is provided to Cardiac Science at no charge until December 31, 2011. We do not believe that the inventory that is reserved is exposed to obsolescence risk. Prepaid expenses and other assets at June 30, 2011 decreased $45,966 compared to December 31, 2010 due to fewer deposits and prepayments made to vendors. Accounts payable and accrued expenses at June 30, 2011 decreased $320,263 compared to December 31, 2010 as we made payments on liabilities related to 2010 year-end expenses. As a result of the factors described above, we have incurred negative cash flow from operations of $2,535,895 for the six-month period ended June 30, 2011. In addition, we have an accumulated deficit at June 30, 2011 of $103,890,809.

We believe that our existing resources and currently projected financial results are sufficient to fund operations into the fourth quarter of 2011. To the extent that sales exceed the projected levels, we may have sufficient resources to fund operations beyond this timeline. Conversely, if we encounter material deviations from our plan including, but not limited to, lower than expected sales to Cardiac Science, lower than expected sales of the HearTwave II Systems and Micro-V Alternans Sensors, our ability to fund operations through the projected timeline will be negatively impacted. Therefore, we anticipate that we will need to raise additional capital through the sale of equity or debt securities to fund operations beyond our projected timeline. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. In addition, the Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock.

If the Company is unable to generate adequate cash flows or obtain sufficient additional funding when needed, the Company may have to take certain actions including, but not limited to, cutting back its operations, selling some or all of its assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of its operations.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2011 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital Lease Obligations	$31,388	$5,788	$18,049	$7,551	$—
Operating Lease Obligations	721,931	389,911	332,020	—	—
Purchase Obligations	20,000	10,000	10,000	—	—

Total	$773,319	$405,699	$360,069	$7,551	$—

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

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under our license agreement with MIT, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to June 30, 2011. In addition, the royalty on net sales related to technologies licensed from third parties and improvements thereon sold or leased by the Company and the monthly royalty under the Amended and Restated Consulting and Technology Agreement between the Company and Richard Cohen were $59,744 and $86,358, at June 30, 2010 and 2011, respectively.

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

We own financial instruments that are sensitive to market risk. At December 31, 2010 and June 30, 2011, our cash and cash equivalents included money market funds. These funds are currently invested in a government-backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. None of these instruments are held for trading purposes. Although we have implemented policies to preserve our capital, there can be no assurance that the valuation and liquidity of investments are not exposed to some level of risk due to market conditions.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: August 15, 2011	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

3.4	Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

3.7	Certificate of Designation Preferences and Rights of Series C Convertible Preferred Stock of the Registrant, dated as of March 21, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K dated June 29, 2009 (File No. 0-20991).

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K dated June 29, 2009 (File No. 0-20991).

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock, dated as of December 23, 2009 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 23, 2009 (File No. 0-20991).

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated as of December 23, 2009 is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 23, 2009 (File No. 0-20991).

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated June 24, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2011 (File No. 0-20991)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101§

The following financial statements from Cambridge Heart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 15, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Condensed Balance Sheets at December 31, 2010 and June 30, 2011 (Unaudited)

(ii) Condensed Statement of Operations for the Three and Six Month Periods Ended June 30, 2010 and 2011 (Unaudited)

(iii) Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2010 and 2011 (Unaudited)

(iv) Notes to Condensed Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.