Form 10-Q
period 2011-09-30
CAMBRIDGE HEART INC
filed 2011-11-14
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 11, 2011

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	99,704,797

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2010	September 30, 2011
Assets

Current assets:
Cash and cash equivalents	$4,188,215	$597,168
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $174,650 and $107,290 at December 31, 2010 and September 30, 2011, respectively	480,658	270,390
Inventory, net of inventory reserve of $1,091,624 and $1,136,192 at December 31, 2010 and September 30, 2011, respectively	686,264	644,365
Prepaid expenses and other current assets	95,237	55,808

Total current assets	5,550,374	1,667,731
Fixed assets, net	190,294	192,413
Restricted cash, net current portion	300,000	200,000
Other assets	50,138	49,117

Total Assets	$6,090,806	$2,109,261

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$421,670	$355,826
Accrued expenses	1,025,975	865,886
Current portion of capital lease obligation	5,009	6,222

Total current liabilities	1,452,654	1,227,934
Capital lease obligation, net of current portion	28,703	23,872

Total liabilities	1,481,357	1,251,806
Commitments and contingencies (Note 7)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at
December 31, 2010 and September 30, 2011, respectively; 6,852 and 6,670 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively; liquidation preference and redemption value of $14,170,000 as of December 31, 2010 and September 30, 2011, respectively	12,870,613	12,747,990

	12,870,613	12,747,990

Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 and 250,000,000 shares authorized at December 31, 2010 and September 30, 2011, respectively; 97,494,185 and 99,704,797 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	97,494	99,705
Additional paid-in capital	92,801,870	93,195,505
Accumulated deficit	(101,160,528)	(105,185,745)

Total stockholders’ deficit	(8,261,164)	(11,890,535)

Total Liabilities and Stockholders’ Deficit	$6,090,806	$2,109,261

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Revenue	$792,734	$474,911	$2,104,623	$1,653,678

Cost of goods sold	535,135	342,562	1,475,674	1,201,011

Gross profit	257,599	132,349	628,949	452,667

Costs and expenses:
Research and development	119,924	161,127	423,141	368,116
Selling, general and administrative	1,258,559	1,263,902	4,144,215	4,103,043

Total operating expenses	1,378,483	1,425,029	4,567,356	4,471,159

Loss from operations	(1,120,884)	(1,292,680)	(3,938,407)	(4,018,492)

Interest income	459	9	606	503

Interest expense	(2,640)	(2,266)	(7,752)	(7,229)

Net loss	$(1,123,065)	$(1,294,937)	$(3,945,553)	$(4,025,218)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.04)

Weighted average common shares outstanding-basic and diluted	75,913,013	98,614,278	70,448,030	98,076,685

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(3,945,553)	$(4,025,218)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	38,530	50,632
Inventory provision	124,476	56,085
Stock based compensation expense	791,960	273,226
Provision (credit) for allowance for doubtful accounts	(7,837)	5,243
Gain on disposal of fixed assets	(6,589)	—
Changes in operating assets and liabilities:
Change in restricted cash	100,000	100,000
Accounts receivable	(137,562)	205,025
Inventory	258,604	(14,186)
Prepaid expenses and other current assets	19,956	39,429
Accounts payable and accrued expenses	(307,903)	(225,933)

Net cash used for operating activities	(3,071,918)	(3,535,697)

Cash flows from investing activities:
Purchases of fixed assets	—	(51,732)

Net cash used in investing activities	—	(51,732)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	1,418,846	—
Proceeds from exercise of common stock options	12,000	—
Principal payments on capital lease obligations	(2,436)	(3,618)

Net cash provided by (used in) financing activities	1,428,410	(3,618)

Net decrease in cash and cash equivalents	(1,643,508)	(3,591,047)
Cash and cash equivalents, beginning of period	3,159,468	4,188,215

Cash and cash equivalents, end of period	$1,515,960	$597,168

Supplemental Disclosure of Cash Flow Information

The Company paid $7,752 and $7,229 in interest expense for the nine month periods ended September 30, 2010 and 2011, respectively.

In June 2011, an investor converted 82 shares of Series D Preferred Stock resulting in the issuance of 1,000,000 shares of common stock of the Company. In September 2011, an investor converted 100 shares of Series D Preferred Stock resulting in the issuance of 1,219,512 shares of common stock of the Company.

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

The Company’s interim financial statements as of December 31, 2010 and September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of September 30, 2011, results of operations for the three and nine months ended September 30, 2010 and 2011 and cash flows for the nine months ended September 30, 2010 and 2011.

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

At September 30, 2011, we had cash and cash equivalents of $597,168. As noted in note 8, the Company issued Senior Unsecured Convertible Promissory Notes (the “Notes”) in the fourth quarter of 2011 with proceeds of $600,000. Management believes that the existing resources and currently projected financial results are only sufficient to fund operations into the first quarter of 2012. The Company anticipates that it will need to raise additional capital through the sale of equity or debt securities to fund operations beyond the first quarter of 2012. There can be no assurance that such capital will be available at all, or if available, that the terms of such financing will not be dilutive to other stockholders. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. In addition, the Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock.

If the Company is unable to generate adequate cash flows or obtain sufficient additional funding, the Company may have to take certain actions including, but not limited to, cutting back its operations, selling some or all of its assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of its operations.

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

The interim results of operations are not necessarily indicative of results that may occur for the full fiscal year or for future interim periods.

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

At December 31, 2010 and September 30, 2011, respectively, $4,184,124 and $593,033 of the Company’s cash and cash equivalents were in a transaction account. As of September 30, 2011, this transaction account was covered by Federal Deposit Insurance Coverage (“FDIC”) in the amount of $250,000. At December 31, 2010 and September 30, 2011, respectively, the Company classified investments in money market funds totaling $4,091 and $4,135, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems, and pursuant to the Company’s Development, Supply and Distribution Agreement with Cardiac Science, the MTWA Module is placed with a start-up kit including Micro-V Alternans Sensors. Therefore, based on the guidelines of the Emerging Issues Task Force 08-1 (“EITF 08-1”), which has been included in FASB Accounting Statement Codification (“ASC”) Topic No. 605, Revenue Recognition, as necessary, the Company allocates the total consideration to the separate items proportionately based on the relative selling price and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave II System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Billings of $268,704 at September 30, 2011 ($260,564 at December 31, 2010) charged in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave II System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave II System. The revenue from the TPP is recognized over the term of the usage agreement, which is generally three months.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly was $10,704 and $28,627 during the three and nine months ended September 30, 2010 and $43,474 and $72,603 for the three and nine months ended September 30, 2011, respectively. At December 31, 2010 and September 30, 2011, the allowance for doubtful accounts was $174,650 and $107,290, respectively.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the three and nine month periods ended September 30, 2010 and 2011 the impact of options to purchase 9,911,046 and 10,112,545 shares of common stock, warrants to purchase 7,024,392 and 0 shares of common stock issued in December 2009, 5,000 and 5,000 shares of Series C-1 Convertible Preferred Stock, 1,852 and 1,670 shares of Series D Convertible Preferred Stock, warrants to purchase 0 and 15,660,000 shares of common stock issued in connection with the Company’s private placement to accredited investors in December 2010 (“the December 2010 Private Placement”), and 53,200 and 0 unvested restricted shares have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the nine month periods ended September 30, 2010 and 2011, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2009, the Company recorded a provision of $967,148 for excess inventory built up in connection with our contractual obligation as part of the co-marketing agreement with St. Jude Medical. In March 2007, we entered into a co-marketing agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our HearTwave II System and other MTWA products to cardiologists and electrophysiologists in North America. The agreement with St. Jude Medical ended on November 5, 2008. Pursuant to the terms of the co-marketing agreement, we were contractually obligated to build up our inventory for HearTwave II Systems. Consequently, the level of our inventory exceeds our current sales projections of the HearTwave II System for the next 12 months. The provision is based on the uncertainty about realizing the value of excess inventory. As of December 31, 2010 and September 30, 2011, the Company’s inventory reserve totaled $1,091,624 and $1,136,192, respectively. The increase in the inventory reserve is attributable to a write-down of inventory on hand as of June 30, 2011 related to our MTWA OEM (Original Equipment Manufacturer) Module (“MTWA Module”) in connection with a program with Cardiac Science, launched in July 2011, whereby the MTWA Module is provided to Cardiac Science at no charge until December 31, 2011. During the third quarter, the inventory reserve was offset against the actual number of MTWA Modules shipped during the quarter. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that were previously used by the company. The Company adopted this rule January 1, 2011 and there was no material impact to our financial position or results of operations.

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

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenues and accounts receivable balance for the three or nine month periods ended September 30, 2010 and 2011. International sales accounted for 16% and 19% of total revenue for the three and nine month periods ended September 30, 2010, respectively, and 20% for the three and nine month periods ended September 30, 2011, respectively.

4. INVENTORIES

Inventories consist of the following:

	December 31, 2010	September 30, 2011
Raw materials	$1,211,538	$1,322,142
Work in process	14,284	6,782
Finished goods	552,066	451,633

	1,777,888	1,780,557

Inventory reserve	(1,091,624)	(1,136,192)

Total inventory, net	$686,264	$644,365

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

Total shares of preferred stock issued and outstanding at December 31, 2010 and September 30, 2011, respectively, were as follows:

	December 31, 2010	September 30, 2011
Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,852	1,670
Liquidation preference and redemption value	$1,852,000	$1,670,000

Total Convertible Preferred
Shares issued and outstanding	6,852	6,670
Liquidation preference and redemption value	$14,352,000	$14,170,000

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

The holders of Series C Preferred Stock were entitled to receive, prior and in preference to any distribution of the proceeds from any liquidation (including change-in-control events), dissolution or winding up of the Company, whether voluntary or involuntary, to holders of common stock, other series of preferred stock or any other capital stock of the Company, an amount per share equal to the Series C Preferred Stock Original Issue Price, plus declared but unpaid dividends on such shares.

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

Under the terms of the Series D Financing, the Company issued 1,852 shares of its Series D Preferred Stock at a purchase price of $1,000 per share (the “Series D Original Issue Price”). Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company equal to $1,000 divided by the conversion price of the Series D Preferred Stock, which is initially $0.082, representing a 15% premium to the 20-day trailing average of the Company’s closing common stock price as of December 21, 2009 (the “Closing Price”). Each share of Series D Preferred Stock is currently convertible into approximately 12,195 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 1,852 shares of Series D Preferred Stock issued and sold in the financing is 22,585,366, or approximately 32.69% of the Company’s issued and outstanding common stock assuming that all outstanding shares of preferred stock are converted to common stock. In June 2011, an investor converted 82 shares of Series D Preferred Stock resulting in the issuance of 1,000,000 shares of common stock of the Company. In September 2011, an investor converted 100 shares of Series D Preferred Stock resulting in the issuance of 1,219,152 shares of common stock of the Company. At September 30, 2011 there were 1,670 shares of Series D Preferred Stock, convertible into 20,365,854 shares of common stock, outstanding.

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

The conversion price of the Series D Preferred Stock was subject to adjustment in certain circumstances. If the Company issued shares of common stock at a purchase price below the conversion price of the Series D Preferred Stock at any time on or before August 23, 2011, the conversion price of the Series D Preferred Stock would be adjusted as set forth in the Series D Certificate of Designation (as defined below). In determining the appropriate accounting for the conversion feature for the Series D Preferred Stock, the Company determined that the conversion feature did not require bifurcation, and as a result was not considered a derivative under the provisions of ASC 815.

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

At December 31, 2010 and September 30, 2011, there were 15,660,000 warrants to purchase shares of common stock outstanding.

6. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $791,960 and $273,226 or $0.01 and $0.00 per share in the nine month periods ended September 30, 2010 and 2011, respectively.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Nine months ended September 30,
	2010	2011
Dividend Yield	0.0%	0.0%
Expected Volatility	161.6%	143.3%
Risk Free Interest Rate	1.5%	1.2%
Expected Option Terms (in years)	3	5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the nine month period ended September 30, 2011 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	9,816,545	$0.58	8.50
Granted	595,000	0.23
Exercised	—	—
Canceled/Forfeited	(299,000)	0.81

Outstanding and expected to vest at September 30, 2011	10,112,545	$0.36	7.98	$9,250

Exercisable at September 30, 2011	6,640,801	$0.45	7.65	$3,667

Vested and expected to vest at September 30, 2011	10,112,545	$0.36	7.98	$9,250

The fair value of options granted during the nine months ended September 30, 2011 was $135,700 with a per share weighted average fair value of $0.23. The fair value was estimated using the Black-Scholes option pricing model with the assumptions listed above. As of September 30, 2011 there was $361,765 of total unrecognized compensation cost related to approximately 3,471,744 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 4.48 years. The intrinsic value of both the outstanding and expected to vest and exercisable shares was $9,250 and $3,667, respectively, at September 30, 2011. For the nine months ended September 30, 2010 and 2011, 40,000 and no stock options were exercised.

There were no new restricted stock grants issued to employees in the nine month period ended September 30, 2011. For the nine month period ended September 30, 2011, approximately 1,158,183 shares of restricted stock were available for future grant. Included in total stock-based compensation in the Company’s statement of operations for the nine months ended September 30, 2011 was $8,479 of compensation related to restricted stock previously granted. At December 31, 2010 and September 30, 2011, there was $11,413 and $0 of unrecognized compensation related to restricted stock previously granted, respectively.

Restricted stock activity for the nine months ended September 30, 2011 was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2010	49,867	$0.45
Granted	—	—
Vested	(40,967)	0.48
Forfeited	(8,900)	0.33

Nonvested balance as of September 30, 2011	—	$—

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and nine months ended September 30, 2010 and 2011 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Cost of goods sold	$2,397	$987	$5,323	$4,505
Research and development	1,907	1,471	6,198	6,310
Selling, general and administrative	190,465	80,729	780,439	262,411

Stock-based compensation expense	$194,769	$83,187	$791,960	$273,226

At September 30, 2011, there were approximately 2,371,756 shares of common stock available for future grants under all of the Company’s equity incentive plans.

7. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and September 30, 2011.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $9,087 and $15,752 of accrued warranties at September 30, 2010 and 2011, respectively, as set forth in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2011	2010	2011

Balance at beginning of period	$18,199	$6,923	$29,383	$14,609

Provision for warranty for units sold	12,350	15,854	34,125	22,218

Cost of warranty incurred	(21,462)	(7,025)	(54,421)	(21,075)

Balance at end of period	$9,087	$15,752	$9,087	$15,752

8. SUBSEQUENT EVENTS

On November 14, 2011, the Company entered into a Convertible Note Purchase Agreement with two current shareholders of the Company (the “Purchasers”), pursuant to which the Company issued Senior Unsecured Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $600,000. As part of the financing, we issued a Note to Mr. Roderick de Greef, the Company’s Chairman of the Board, in the principal amount of $250,000 and one Note to an existing shareholder in the principal amount of $350,000. The Notes are due and payable by the Company on November 14, 2012. The Notes may not be prepaid by the Company. The Notes will be unsecured, but will be senior to all currently outstanding debt or equity of the Company on any liquidation, dissolution or winding up of the Company or in the case of the sale of the Company. The Notes bear a one-time interest amount equal to 10% percent of the principal amount of the Notes, paid in full on November 14, 2011 through the issuance of a number of shares of Common Stock of the Company determined by the product of 10% percent of the principal amount of the Notes divided by the volume weighted average price (“VWAP”) of the Common Stock for the ten trading days prior to but not including the Closing Date.

Subject to the conditions set forth in the Notes financing agreement, the Notes will convert automatically upon the closing of an offering by the Company of equity securities or debt convertible into equity securities on or before December 31, 2011, in a single or series of related closings, with immediately available gross proceeds of at least $2,500,000, excluding amounts represented by the Notes (a “Qualified Financing”), into securities with the same rights, priorities and privileges as are purchased in the Qualified Financing, based on a conversion ratio equal to the principal amount of the Notes divided by the price per share paid in the Qualified Financing in the case of an equity financing, or into a debt instrument or instruments of the same class and series issued to other investors in the Qualified Financing, including any warrants issued in connection therewith, having an original principal amount equal to the outstanding principal balance of the Notes in the case of a convertible debt financing.

In the event that the Company completes an equity financing that does not qualify as a Qualified Financing (a “Financing”), then the holders of the Notes will, in most circumstances, have the option to convert the Notes into securities with the same rights, priorities and privileges as are purchased in the Financing, based on a conversion ratio equal to the principal amount of the Notes divided by the price per share paid in the Financing. In the event that the Company does not complete a Qualified Financing or a Financing on or before December 31, 2011, then the holders of the Notes will have the option to convert the Notes into shares of common stock based on a conversion ratio equal to the principal amount of the Note divided by the VWAP of the common stock for the ten trading days prior to but not including the date on which the holder delivers written notice of his intention to convert the Notes.

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

Strategy

Our mission is to have our MTWA Test become a standard of care in the non-invasive diagnostic monitoring regime used to identify and manage the risk of cardiac disease. In the past, the Company’s marketing strategy was focused on providing MTWA testing to those patients at highest risk for SCA, who were already likely candidates to receive an implantable defibrillation device (“ICD”). Although MTWA testing has clearly been demonstrated to be useful in this patient population, clinical experience and a growing body of data suggests that MTWA technology can and should be used in a much broader population of cardiac patients. We estimate that in the U.S. there are approximately 10 to 12 million cardiac patients who are at risk of SCA and can benefit from annual MTWA testing. Our strategy includes accessing this broader patient populations.

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

Moreover, we estimate that there are 30 to 40 million patients in the U.S. at moderate or high risk of coronary artery disease. Our pilot data suggests that these patients may benefit when MTWA is used in conjunction with other diagnostic modalities. In September 2011, we concluded a review of data generated at several clinical sites including those that participated in the Company’s MTWA-CAD feasibility study (Evaluation of Microvolt T-Wave Alternans Testing for the Detection of Active Ischemia in Patients with Known or Suspected Coronary Artery Disease). The data suggest that MTWA is a statistically significant predictor of ischemic events. In addition, the data revealed instances where the Company’s MTWA test identified underlying coronary artery disease that was not identified by other standard diagnostic modalities. The MTWA-CAD trial enrolled 176 patients. The feasibility study provided the Company with the information required to design a multi-center, prospective clinical trial intended to provide the basis for regulatory approval. Accordingly, the Company decided to conclude the enrollment in its MTWA-CAD study, and commence the design of the prospective clinical trial.

Distribution Update

At September 30, 2011, we employed 5 direct sales representatives in the U.S. and 8 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

In June 2009, we entered into the Cardiac Science Agreement as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the Cardiac Science Agreement, we developed the MTWA Module that will allow our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform via customized software and patient interface. Cardiac Science is marketing the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers. However, as discussed in more detail below, from July 2011 until the end of 2011, the MTWA Module is supplied to Cardiac Science at no charge and Cardiac Science agrees to include the MTWA Module on every new Q-Stress at no incremental charge to its customers.

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

In November 2009, we completed the prototype development of our MTWA Module, and in February 2010, we completed the product development phase of the MTWA Module. In February 2010, we submitted a 510(k) application for regulatory approval of the MTWA Module with the FDA. In April 2010, we received clearance from the FDA to begin marketing the MTWA Module integrated with the Q-Stress line of stress systems manufactured by Cardiac Science. In late September 2010, the MTWA Module was launched by Cardiac Science. The companies collaborated on extensive marketing and sales initiatives in support of the product launch. While the initial market preparation, product launch and lead generation activities were in line with our expectations, the number of units placed was below our projections. As expected, this trend continued through the second and third quarter of 2011. We believe that the lack of traction is mainly attributable to organizational changes that occurred within Cardiac Science subsequent to the launch of the MTWA Module. In October 2010, Cardiac Science announced it was being acquired by Opto Circuits (India), which was completed in December 2010. We believe that while Opto Circuits’ purchase of Cardiac Science is strategically positive for the partnership in the long run because it provides Cardiac Science with more financial resources and a broader global reach, the organizational restructuring of Cardiac Science, including extensive personnel changes particularly within sales and marketing, and the merger of Cardiac Science with two subsidiaries of Opto Circuits, resulted in shifts in priorities and focus that negatively impacted sales of our MTWA Module. We believe that these issues are temporary and, as we expected, would require some time in working with Cardiac Science’s new sales and marketing team to refocus selling efforts on our MTWA Module. In July 2011, the Company reached an agreement with Cardiac Science to include the MTWA Module on new Q-Stress System sales through the end of the year. During this period, the MTWA Module is supplied to Cardiac Science at no charge and is included in new Q-Stress Systems at no incremental cost to the customer. This initiative yielded an initial increase in the placement of MTWA Modules relative to previous periods. We believe that the rate of placements will continue to accelerate as we work closely with Cardiac Science. Furthermore, the Company expects to begin working with Cardiac Science in the coming quarter to develop a similar marketing program targeted at the existing installed base of Q-Stress users. The Company expects that these programs will significantly increase the placement of MTWA Modules, which it anticipates will provide the basis for future recurring revenue from the sale of its Micro-V Sensors.

We market the HearTwave II System, the CH 2000 Cardiac Stress Test System and our Micro-V Alternans Sensors internationally through independent distributors. In April 2010, the Japanese regulatory authorities cleared our HearTwave II System to be marketed in Japan on a non-exclusive basis by Fukuda Denshi Co LTD. Previously our distribution arrangement with Fukuda Denshi was limited to our CH 2000 Cardiac Stress Test System and our first generation HearTwave System. Effective August 2010, we appointed Mayerick S.A. de S.V. as the exclusive distributor of our HearTwave II System in Mexico. In September 2011, the necessary regulatory approvals were received from the Mexican regulatory authorities in order to sell the HearTwave II in Mexico. The initial term of our distribution arrangement with Mayerick expires on July 31, 2012. Also in September 2011, we appointed EO Medical Pte Ltd as the exclusive distributor of our HearTwave II System in Singapore. Sales of our HearTwave II System in Singapore will not commence unless and until the necessary regulatory approvals have been received from the regulatory authorities in Singapore. The initial term of our distribution arrangement with EO Medical Pte Ltd expires on September 19, 2013. We may terminate the distribution arrangement with EO Medical Pte Ltd if EO Medical Pte Ltd fails to introduce the HearTwave II System in Singapore for purchase generally by end users by August 1, 2012.

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

Recent Clinical Developments

In July 2010, the first patients were enrolled in our MTWA-CAD study. MTWA-CAD is a feasibility study, sponsored by the Company, designed to evaluate MTWA testing for the purpose of detecting active ischemia in patients with known or suspected coronary artery disease (CAD). Ischemia is defined as inadequate blood supply to the coronary arteries, which can lead to myocardial infarction or what is commonly referred to as a “heart attack.” Ischemia, a common trigger for arrhythmias, is a well-documented cause of repolarization alternans. Human studies have shown that active ischemia can be associated with visible as well as microvolt-level T-wave alternans. While MTWA testing is traditionally used to evaluate arrhythmic risk, this known association with ischemia may allow MTWA testing to be used as a diagnostic tool to detect underlying CAD. An estimated 40 million cardiac stress tests in various modalities are performed annually in the United States. We filed a patent application related to ischemia in

December of 2009. The MTWA-CAD study was intended to assess the feasibility of this concept by measuring MTWA during routine nuclear stress testing or stress echocardiography with treadmill exercise. This was a feasibility study designed to verify preliminary observations under controlled environments and to generate hypotheses, endpoints, and sample sizes for future investigations. In September 2011, we concluded a review of data generated at several clinical sites including those that participated in the Company’s MTWA-CAD feasibility study. The data suggest that MTWA is a statistically significant predictor of ischemic events. In addition, the data revealed instances where the Company’s MTWA test identified underlying coronary artery disease that was not identified by other standard diagnostic modalities. The MTWA-CAD trial enrolled 176 patients. The feasibility study provided the Company with the information required to design a multi-center, prospective clinical trial intended to provide the basis for regulatory approval. Accordingly, the Company decided to conclude the enrollment in its MTWA-CAD study, and commence the design of the prospective clinical trial.

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

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the nine months ended September 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended September 30,					Nine months ended September 30,
	2010	% of Total	2011	% of Total	% Change	2010	% of Total	2011	% of Total	% Change
Alternans Products:
U.S.	$434,924	55%	$207,877	44%	-52%	$1,124,321	53%	$803,318	49%	-29%
Rest of World	45,721	6%	42,353	9%	-7%	247,098	12%	204,079	12%	-17%

Total	480,645	61%	250,230	53%	-48%	1,371,419	65%	1,007,397	61%	-27%

Stress and Other Products:
U.S.	234,025	30%	172,814	36%	-26%	580,459	28%	515,485	31%	-11%
Rest of World	78,064	10%	51,867	11%	-34%	152,745	7%	130,796	8%	-14%

Total	312,089	39%	224,681	47%	-28%	733,204	35%	646,281	39%	-12%

Total Revenues	$792,734	100%	$474,911	100%	-40%	2,104,623	100%	$1,653,678	100%	-21%

Three and Nine Month Periods Ended September 30, 2010 and 2011

Revenue

Total revenue for the three months ended September 30, 2010 and 2011 was $792,734 and $474,911, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $250,230 during the three months ended September 30, 2011 compared to $480,645 during the same period of 2010, a decrease of 48%. Our Alternans products accounted for 61% and 53% of total revenue for the three month periods ended September 30, 2010 and 2011, respectively. Revenue from the sale of our stress and other products for the three months ended September 30, 2010 and 2011 was $312,089 and $224,681, respectively. Total revenue for the nine months ended September 30, 2010 and 2011 was $2,104,623 and $1,653,678, respectively. Revenue from the sale of our Alternans products was $1,007,397 during the nine months ended September 30, 2011 compared to $1,371,419 during the same period of 2010, a decrease of 27%. Our Alternans products accounted for 65% and 61% of total revenue for the nine month periods ended September 30, 2010 and 2011, respectively. Revenue from the sale of our stress and other products for the nine months ended September 30, 2010 and 2011 was $733,204 and $646,281, respectively. The decrease in revenue compared to the prior year is largely attributable to our shift to the MTWA Module strategy, which resulted in less focus and resources spent on selling the stand-alone HearTwave II System compared to previous periods.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended September 30, 2010 and 2011, was 32% and 28%, respectively. Gross profit, as a percent of revenue, for the nine months ended September 30, 2010 and 2011, was 30% and 27%, respectively. The decrease in gross profit was mainly due to charges to increase inventory reserve in June 2011 and September 2011 attributable to a write-down of inventory on hand related to our MTWA Module in connection with a program with Cardiac Science launched in July 2011 whereby the MTWA Module is provided to Cardiac Science at no charge until December 31, 2011.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended September 30,					Nine months ended September 30,
	2010	% of Total Revenue	2011	% of Total Revenue	% Inc/(Dec) 2010 vs 2011	2010	% of Total Revenue	2011	% of Total Revenue	% Inc/(Dec) 2010 vs 2011

Operating Expenses:
Research and development	$119,924	15%	$161,127	34%	34%	$423,141	20%	$368,116	22%	-13%
Selling, general and administrative	1,258,559	159%	1,263,902	266%	0%	4,144,215	197%	4,103,043	248%	-1%

Total	$1,378,483	174%	$1,425,029	300%	3%	$4,567,356	217%	$4,471,159	270%	-2%

Research and Development

Research and development expense for the three months ended September 30, 2010 and 2011 was $119,924 and $161,127, respectively, an increase of 34%. Research and development expense for the nine months ended September 30, 2010 and 2011 was $423,141 and $368,116, respectively, a decrease of 13%. The increase in research and development expense for the three months ended September 30, 2011 as compared to the same period in 2010 is primarily attributable to expenditures related to our ischemia pilot study. The decrease in research and development expense for the nine months ended September 30, 2011 as compared to the same period in 2010 is primarily attributable to the completion of the MTWA Module in the second half of 2010.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three and nine month periods ended September 30, 2010 and 2011 was $1,258,559 and $4,144,215, and $1,263,902 and $4,103,043, respectively, a decrease of 1% on a nine-month basis. This decrease was primarily due to less non-cash compensation expense due to the vesting of certain stock options, coupled with lower sales commissions; offset by higher compensation and administrative costs. SG&A expense for the 2010 and 2011 three and nine month periods included $190,465 and $80,729 and $780,439 and $262,411 in non-cash, stock-based compensation expense, respectively. The decrease in non-cash, stock-based compensation expense is mostly due to the vesting of certain stock options awarded to members of senior management, non-employee directors and a consultant in March 2010 in recognition of a reduction in compensation for 2010 and, as it relates to senior management, in lieu of cash bonuses earned in 2009.

Interest Income/Interest Expense

Interest income for the three and nine month periods ended September 30, 2010 and 2011 was $459 and $606 and $9 and $503, respectively. Interest expense for the three and nine month periods ended September 30, 2010 and 2011 was $2,640, $7,752, $2,266 and $7,229, respectively, a decrease of 14% and 7% predominantly due to interest associated with a capital lease.

Net Loss

As a result of the factors described above, the net loss attributable to common stockholders for the three and nine months ended September 30, 2011 was $1,294,937 and $4,025,218 compared to $1,123,065 and $3,945,553 in the same periods in 2010.

Liquidity and Capital Resources

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,120,884 and $3,938,407 and $1,292,680 and $4,018,492 for the three and nine months ended September 30, 2010 and 2011, respectively. For the first nine months of 2011, the net loss we incurred included non-cash stock-based compensation expense of $273,226.

Cash and cash equivalents were $597,168 at September 30, 2011, compared to $4,188,215 at December 31, 2010. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for our obligations under the facility lease. The original amount of the letter of credit was $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2010 and September 30, 2011, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and, therefore, are classified as cash equivalents. At December 31, 2010 and September 30, 2011, $400,000 and $300,000, of restricted cash was held in money market funds, respectively.

The overall decrease in the Company’s cash and cash equivalents is primarily due to cash used by operations. The main changes in operating assets and liabilities in 2011 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $210,268, attributable to lower revenue, and a decrease in inventory, net of reserve, of $41,899 attributable to inventory sold during the period. Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we maintain an inventory reserve, which was $1,091,624 at December 31, 2010 and $1,136,192 at September 30, 2011, mostly due to the uncertainty of realizing the value of any excess inventory. In addition to reserving for excess inventory, in June 2011 the reserve included a charge attributable to a write-down of inventory related to our MTWA Module in connection with a program with Cardiac Science launched in July 2011 whereby the MTWA Module is provided to Cardiac Science at no charge until December 31, 2011. In September 2011 the reserve was reduced for the MTWA Modules sold during the period. We do not believe that the inventory that is reserved is exposed to obsolescence risk. Prepaid expenses and other assets at September 30, 2011 decreased $39,429 compared to December 31, 2010 due to fewer deposits and prepayments made to vendors. Accounts payable and accrued expenses at September 30, 2011 decreased $225,933 compared to December 31, 2010 as we made payments on liabilities related to 2010 year-end expenses. As a result of the factors described above, we have incurred negative cash flow from operations of $3,535,697 for the nine-month period ended September 30, 2011. In addition, we have an accumulated deficit at September 30, 2011 of $105,185,745.

Pursuant to the Company’s financing activities, on November 14, 2011, the Company entered into a Convertible Note Purchase Agreement with two current shareholders of the Company (the “Purchasers”), pursuant to which the Company issued Senior Unsecured Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $600,000. As part of the financing, we issued a Note to Mr. Roderick de Greef, the Company’s Chairman of the Board, in the principal amount of $250,000 and one Note to an existing shareholder in the principal amount of $350,000. The Notes are due and payable by the Company on November 14, 2012. The Notes may not be prepaid by the Company. The Notes will be unsecured, but will be senior to all currently outstanding debt or equity of the Company on any liquidation, dissolution or winding up of the Company or in the case of a sale of the Company. The Notes bear a one-time interest amount equal to 10% percent of the principal amount of the Notes, paid in full on November 14, 2011 through the issuance of a number of shares of Common Stock of the Company determined by the product of 10% percent of the principal amount of the Notes divided by the VWAP of the Common Stock for the ten trading days prior to but not including the Closing Date.

Subject to the conditions set forth in the Notes financing agreement, the Notes will convert automatically upon the closing of an offering by the Company of equity securities or debt convertible into equity securities on or before December 31, 2011, in a single or series of related closings, with immediately available gross proceeds of at least $2,500,000, excluding amounts represented by the Notes (a “Qualified Financing”), into securities with the same rights, priorities and privileges as are purchased in the Qualified Financing, based on a conversion ratio equal to the principal amount of the Notes divided by the price per share paid in the Qualified Financing in the case of an equity financing, or into a debt instrument or instruments of the same class and series issued to other investors in the Qualified Financing, including any warrants issued in connection therewith, having an original principal amount equal to the outstanding principal balance of the Notes in the case of a convertible debt financing.

In the event that the Company completes an equity financing that does not qualify as a Qualified Financing (a “Financing”), then the holders of the Notes will, in most circumstances, have the option to convert the Notes into securities with the same rights, priorities and privileges as are purchased in the Financing, based on a conversion ratio equal to the principal amount of the Notes divided by the price per share paid in the Financing. In the event that the Company does not complete a Qualified Financing or a Financing on or before December 31, 2011, then the holders of the Notes will have the option to convert the Notes into shares of common stock based on a conversion ratio equal to the principal amount of the Notes divided by the VWAP of the common stock for the ten trading days prior to but not including the date on which the holder delivers written notice of his intention to convert the Notes.

We believe that our existing resources and currently projected financial results are sufficient to fund operations into the first quarter of 2012. The Company anticipates that it will need to raise additional capital through the sale of equity or debt securities to fund operations beyond the first quarter of 2012. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. In addition, the Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock.

If the Company is unable to generate adequate cash flows or obtain sufficient additional funding when needed, the Company may have to take certain actions including, but not limited to, cutting back its operations, selling some or all of its assets, licensing potentially valuable technologies to third parties, and/or ceasing some or all of its operations.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2011 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital Lease Obligations	$30,094	$6,222	$19,402	$4,470	$—
Operating Lease Obligations	$624,879	$392,465	$232,414	$—	$—
Purchase Obligations	$20,000	$10,000	$10,000	$—	$—

Total	$674,973	$408,687	$261,816	$4,470	$—

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

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under our license agreement with MIT, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to September 30, 2011. In addition, the royalty on net sales related to technologies licensed from third parties and improvements thereon sold or leased by the Company and the monthly royalty under the Amended and Restated Consulting and Technology Agreement between the Company and Richard Cohen were $86,702 and $127,611, at September 30, 2010 and 2011, respectively.

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

We own financial instruments that are sensitive to market risk. At December 31, 2010 and September 30, 2011, our cash and cash equivalents included money market funds. These funds are currently invested in a government-backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. None of these instruments are held for trading purposes. Although we have implemented policies to preserve our capital, there can be no assurance that the valuation and liquidity of investments are not exposed to some level of risk due to market conditions.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On November 14, 2011, the Company entered into a Convertible Note Purchase Agreement with two current shareholders of the Company (the “Purchasers”), pursuant to which the Company issued Senior Unsecured Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $600,000. As part of the financing, we issued a Note to Mr. Roderick de Greef, the Company’s Chairman of the Board, in the principal amount of $250,000 and one Note to an existing shareholder in the principal amount of $350,000.

The Notes are due and payable by the Company on November 14, 2012. The Notes may not be prepaid by the Company. The Notes will be unsecured, but will be senior to all currently outstanding debt or equity of the Company on any liquidation, dissolution or winding up of the Company or in the case of a sale of the Company. The Notes bear a one-time interest amount equal to 10% percent of the principal amount of the Notes, paid in full on November 14, 2011 through the issuance of a number of shares of Common Stock of the Company determined by the product of 10% percent of the principal amount of the Notes divided by the VWAP of the Common Stock for the ten trading days prior to but not including the Closing Date.

Subject to the conditions set forth in the Notes financing agreement, the Notes will convert automatically upon the closing of an offering by the Company of equity securities or debt convertible into equity securities on or before December 31, 2011, in a single or series of related closings, with immediately available gross proceeds of at least $2,500,000, excluding amounts represented by the Notes (a “Qualified Financing”), into securities with the same rights, priorities and privileges as are purchased in the Qualified Financing, based on a conversion ratio equal to the principal amount of the Notes divided by the price per share paid in the Qualified Financing in the case of an equity financing, or into a debt instrument or instruments of the same class and series issued to other investors in the Qualified Financing, including any warrants issued in connection therewith, having an original principal amount equal to the outstanding principal balance of the Notes in the case of a convertible debt financing.

In the event that the Company completes an equity financing that does not qualify as a Qualified Financing (a “Financing”), then the holders of the Notes will, in most circumstances, have the option to convert the Notes into securities with the same rights, priorities and privileges as are purchased in the Financing, based on a conversion ratio equal to the principal amount of the Notes divided by the price per share paid in the Financing. In the event that the Company does not complete a Qualified Financing or a Financing on or before December 31, 2011, then the holders of the Notes will have the option to convert the Notes into shares of common stock based on a conversion ratio equal to the principal amount of the Notes divided by the VWAP of the common stock for the ten trading days prior to but not including the date on which the holder delivers written notice of his intention to convert the Notes.

The Notes were sold by the Company without registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: November 14, 2011	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101§

The following financial statements from Cambridge Heart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 14, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Condensed Balance Sheets at December 31, 2010 and September 30, 2011 (Unaudited)

(ii) Condensed Statement of Operations for the Three and Nine Month Periods Ended September 30, 2010 and 2011 (Unaudited)

(iii) Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 2010 and 2011 (Unaudited)

(iv) Notes to Condensed Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.