Form 10-K
period 2011-12-31
CAMBRIDGE HEART INC
filed 2012-03-30
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company     ☐   Yes     ☒   No

The aggregate market value of the common stock held by non-affiliates of the registrant was $18,815,910 computed by reference to the last reported sale price of the common stock on the OTC Bulletin Board on June 30, 2011.

As of March 30, 2012, 100,112,960 shares of the registrant’s common stock were outstanding.

CAMBRIDGE HEART, INC.

2011 FORM 10-K ANNUAL REPORT

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

In March 2006, the Centers for Medicare and Medicaid Services (“CMS”) issued a National Coverage Determination (“NCD”) that allows for reimbursement to healthcare providers for MTWA testing of patients at risk of Sudden Cardiac Death (“SCD”) only when a MTWA test is done using the Analytic Spectral Method, which is our patented and proprietary method of analysis.

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

Strategy

Our mission is to have our MTWA Test become a standard of care in the non-invasive diagnostic monitoring regime used to identify and manage the risk of cardiac disease. In the past, our marketing strategy was focused on providing MTWA testing to those patients at highest risk for SCA, who were already likely candidates to receive an implantable defibrillation device (“ICD”). Although MTWA testing has clearly been demonstrated to be useful in this patient population, clinical experience and a growing body of data suggests that

MTWA technology can and should be used in a much broader population of cardiac patients. We estimate that there are approximately 10 to 12 million cardiac patients in the U.S. who are at risk of SCA and can benefit from annual MTWA testing. Our strategy now includes accessing this broader patient population.

We intend to achieve this mission by making our technology readily available, in multiple product embodiments, in cardiology and internal medicine physician practices and in hospitals that provide healthcare services to a broad group of at-risk cardiac patients who routinely undergo cardiac evaluations, including stress testing. Our strategy calls for us to partner with manufacturers of cardiac stress testing equipment, who have established distribution networks and existing installed base of users, to integrate our MTWA technology into their systems. In addition to being sold or provided to the manufacturers’ new customers, we expect that the MTWA technology will be marketed as an upgrade to the manufacturers’ existing installed base of users. We believe that this strategy will result in our technology being marketed to a much larger number of cardiologists and internal medicine practitioners. We also believe that leveraging larger and more established distribution networks will allow us to place more strategic focus on increasing clinical utilization of our Alternans technology and increasing sales of our proprietary Micro-V Alternans Sensors.

Pursuant to this strategy, in September 2010 we launched our MTWA Module in connection with our Development, Supply and Distribution Agreement with Cardiac Science Corporation. The MTWA Module allows our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on Cardiac Science’s Q-Stress test platform.

We are continuing to pursue other similar partnerships that will enable us to broaden the adoption and utilization of MTWA testing.

We estimate that there are 30 to 40 million patients in the U.S. at moderate or high risk of coronary artery disease. Our pilot data suggests that these patients may benefit when MTWA is used in conjunction with other diagnostic modalities. In September 2011, we concluded a review of data generated at several clinical sites including those that participated in our MTWA-CAD feasibility study (Evaluation of Microvolt T-Wave Alternans Testing for the Detection of Active Ischemia in Patients with Known or Suspected Coronary Artery Disease). The data suggest that MTWA is a statistically significant predictor of ischemic events. In addition, the data revealed instances where our MTWA test identified underlying coronary artery disease that was not identified by other standard diagnostic modalities. The MTWA-CAD trial enrolled 176 patients. The feasibility study provided us with the information required to design a multi-center, prospective clinical trial intended to provide the basis for regulatory approval. Accordingly, we decided to conclude the enrollment in its MTWA-CAD study and commence the design of a prospective clinical trial.

Principal Products and Applications

OEM Microvolt T-Wave Alternans Module (MTWA Module)

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

The CH2000 Cardiac Stress Test System

Our CH2000 is a cardiac diagnostic system designed to support a broad range of standard and physician-customized protocols for the conduct and measurement of cardiac exercise stress testing. When properly upgraded, it is also able to perform a MTWA Test. It is capable of controlling most medical grade treadmills and bicycle ergometers and is well suited for standard, nuclear or echocardiograph stress tests. The CH2000 is compatible with standard electrodes for routine stress testing and our Micro-V Alternans Sensors for MTWA testing.

Clinical Studies

Over the years, various studies have shown that our MTWA Test is an effective diagnostic tool for the identification of patients at increased risk of SCA and life-threatening ventricular arrhythmias. Additionally, a negative result from a MTWA Test has been demonstrated to be a strong indication that the patient is at very low risk of ventricular tachyarrhythmia or SCA. Clinical studies conducted on several thousand patients in high risk cardiac populations have shown that an abnormal MTWA Test result is at least as accurate a predictor of a future cardiac event as an invasive electrophysiology study. These studies have also shown that patients testing negative for MTWA are at very low risk of sudden death as a result of a cardiac event. These studies have been published in peer reviewed journals including the New England Journal of Medicine, Circulation, Journal of Cardiovascular Electrophysiology, Journal of the American College of Cardiology, and The Lancet.

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

The results of the MASTER I study showed that while the incidence of the primary endpoint (life-threatening ventricular tachyarrhythmic events) was lower in patients with MTWA negative results than patients in the non-negative group (10% vs. 13%), this difference was not adequate to achieve statistical significance. MTWA was, however, found to be a statistically significant predictor of total mortality (HR = 2.04, p=0.02). The majority of end point events in the MASTER I trial were appropriate ICD shocks. In addition, the event rate in the study was relatively low. Lastly, approximately 20% of patients in the MASTER I trial received a Cardiac Resynchronization Therapy and Defibrillator (CRT-D) device. The study was published in the fall in the Journal of American College of Cardiology. An additional 1,200 patients with slightly better pumping function (ejection fraction of 30% to 40%) were planned to be evaluated in a related registry according to the study protocol. The results for 303 patients enrolled in the MASTER II trial was presented as a poster presentation at American College of Cardiology meeting in March 2008. Results show that 7 events occurred in patients with a positive MTWA test, while 4 occurred in MTWA negative patients. The authors concluded that the ability to detect a statistical difference may have been affected by the low event rate. We understand that the enrollment for MASTER II trial was terminated prematurely due to low event rates.

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

In July 2010, the first patients were enrolled in our MTWA-CAD study. MTWA-CAD is a feasibility study, which was sponsored by us and designed to evaluate MTWA testing for the purpose of detecting active ischemia in patients with known or suspected coronary artery disease (CAD). Ischemia is defined as inadequate blood supply to the coronary arteries, which can lead to myocardial infarction or what is commonly referred to as a “heart attack.” Ischemia, a common trigger for arrhythmias, is a well-documented cause of repolarization alternans. Human studies have shown that active ischemia can be associated with visible as well as microvolt-level T-wave alternans. While MTWA testing is traditionally used to evaluate arrhythmic risk, this known association with ischemia may allow MTWA testing to be used as a diagnostic tool to detect underlying CAD. An estimated 40 million cardiac stress tests in various modalities are performed annually in the United States. We filed a patent application relative to ischemia in December of 2009. The MTWA-CAD study was intended to assess the feasibility of this concept by measuring MTWA during routine nuclear stress testing or stress echocardiography with treadmill exercise. This was a feasibility study designed to verify preliminary observations under controlled environments and to generate hypotheses, endpoints, and sample sizes for future investigations. In September 2011, we concluded a review of data generated at several clinical sites including those that participated in our MTWA-CAD feasibility study. The data suggest that MTWA is a statistically significant predictor of ischemic events. In addition, the data revealed instances where our MTWA Test identified underlying coronary artery disease that was not identified by other standard diagnostic modalities. The MTWA-CAD trial enrolled 176 patients. The feasibility study provided us with the information required to design a multi-center, prospective clinical trial intended to provide the basis for regulatory approval. Accordingly, we decided to conclude our enrollment in the MTWA-CAD study, and commence the design of the prospective clinical trial.

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

Reimbursement

In December 2005, CMS released a draft of its NCD concerning MTWA testing, which became final on March 21, 2006. This broad coverage policy allows for payment to physicians for MTWA testing of patients at risk of SCA only when a MTWA Test is performed using the Analytic Spectral Method, which is our patented and proprietary method of analysis. Reimbursement to healthcare providers by Medicare/ Medicaid and third party insurers is critical to the long-term success of our efforts to make the MTWA Test a standard of care for patients at risk of ventricular tachyarrhythmia or sudden cardiac arrest. We estimate that at least one-half of the U.S. patient population that we believe are most likely to benefit from our MTWA Test are at least 65 years old and, therefore, eligible for reimbursement via Medicare. We believe the remaining approximately 50% are covered by private insurers.

Reimbursement rates for services covered by Medicare are determined by reference to the Medicare Physician Fee Schedule (“MPFS”), and are calculated based on multiple components, including relative value units, conversion factor and geographical adjustment. The MPFS rates are updated annually and have resulted in negative updates since 2002.

In November 2010, CMS published their final reimbursement rules for 2011, effective January 1, 2011, which would have resulted in a decrease in reimbursement rates by as much as 30%. However, subsequently in December 2010, Congress enacted legislation to sustain reimbursement at the 2010 level through December 2011. Effective January 1, 2011 through December 31, 2011, the national average Medicare payment amount for a MTWA Test was $200. Recent legislative action prevented the scheduled reduction of the conversion factor and the geographic practice cost index (GPCI) floor components of the reimbursement calculation until December 31, 2012. However, the remainder of the 2012 MPFS, including the relative value units, went into effect as scheduled on January 1, 2012. For the period of January 1, 2012 through December 31, 2012, the national average Medicare payment amount for a MTWA Test is set at $183.

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

In 2005, we received positive reimbursement decisions from Horizon Blue Cross/Blue Shield units in New Jersey, and had payment policies from Blue Cross/Blue Shield in New York, Iowa, Maryland, Washington DC, Delaware, Michigan and South Dakota. In 2006, we received favorable reimbursement decisions from Aetna and Humana, which included the use of our patented algorithm. Additionally, in 2006, we received positive reimbursement decisions from other large private payers including CIGNA Healthcare, Healthcare Service Corporation (HCSC) and WellPoint. In 2008, Premera Blue Cross and Blue Cross Blue Shield of Arizona revised their policies to make Microvolt T-Wave Alternans Testing a covered benefit. In February 2009, Harvard Pilgrim Health Care initiated reimbursement for the MTWA Test. In April 2009, WellPoint revised its coverage policy on MTWA testing from a covered service to a non-covered service. In June 2011, the Company learned that UnitedHealthcare made the Company’s MTWA testing a covered benefit for its subscribers. We estimate that approximately 6 million high-risk cardiac patients are currently covered for MTWA testing by either Medicare or other commercial health plans in the United States. Typically, private reimbursement coverage for our MTWA Test is available only to those patients who are otherwise indicated for ICD therapy.

In March 2012, our MTWA Test received reimbursement coverage from Japan’s Ministry of Health, Labor and Welfare (MHLW). Effective April 1, 2012, the MTWA Test will be reimbursed for patients who are considered at risk for lethal arrhythmias including, but not limited to, patients with a history of heart attack, cardiomyopathy and Brugada syndrome.

Any reduction in reimbursement, material change in indication or reversal of private payer coverage for our MTWA Test may affect the demand for, price of, or utilization of our HearTwave II System, the MTWA Module, or Micro-V Alternans Sensors, any of which may in turn have a material adverse effect on our business.

Marketing and Sales

Our technology and products are directed towards identifying individuals at risk of SCA, and thereby provide the physician with additional information on which to base a therapy decision. Under our new strategy, our target patient populations include those individuals with underlying cardiac disease. In the U.S., those populations include more than 7 million patients who have suffered a myocardial infarction (heart attack), 5 million patients suffering from congestive heart failure (poor pumping function), and more than one million other patients suffering from conditions including syncope (fainting and dizziness) and non-ischemic dilated cardiomyopathy (damaged and enlarged heart). Therefore, we believe that the aggregate at-risk patient population in the U.S. that could benefit from our MTWA Test exceeds 10-12 million. MADIT II and Sudden Cardiac Death-Heart Failure Trial (SCD-HeFT) type patients are relatively small, but highly visible and important subsets of this at-risk patient population.

The main target customer for our HearTwave II System, MTWA Module and Micro-V Alternans Sensors is the clinical cardiologist. Clinical cardiologists see the vast majority of patients with existing cardiac conditions. They also prescribe and administer most diagnostic tests either in their office or as an outpatient procedure at the hospital. Our MTWA Test is a non-invasive tool that can be used to identify which of their patients are at risk of SCA and, therefore, should be considered for more extensive testing and therapy. Conversely, our MTWA Test identifies patients at low risk for SCA and, therefore, may be treated more conservatively, typically through drug therapy.

At December 31, 2011, we had five direct sales representatives who sell our products in the United States. In addition, we had eight clinical application specialists to install systems, train customers and enhance utilization. Both of the teams also collaborate extensively with representatives of our distribution partners.

In June 2009, we entered into a Development, Supply and Distribution Agreement (the “OEM Agreement”), with Cardiac Science (our “OEM Partner”) as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the OEM Agreement, we developed the MTWA Module that allows our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on our OEM Partner’s Q-Stress test platform via customized software and patient interface. Launched in September 2010, our OEM Partner markets the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers. From July 2011 until the end of 2011, the MTWA Module was supplied to our OEM Partner at no charge and they agreed to include the MTWA Module on new Q-Stress systems at no incremental cost to their customers. In January 2012, this program was extended through March 31, 2012.

Under the OEM Agreement, we sell and deliver to our OEM Partner the MTWA Module and our Micro-V Alternans Sensors (together, the “Products”) under purchase orders submitted by our OEM Partner. Our OEM Partner resells the Products for use with their Q-Stress test platform through its direct sales force and through its network of distributors and sub-distributors. Their right to resell the Products is non-exclusive. We may continue to sell, distribute and license our MTWA Test and sensors to other distributors and customers in both generic and customized versions. Our OEM Partner has primary responsibility for preparing sales and marketing materials and for training their sales and service personnel regarding the Products. We provide clinical and technical training and support to our OEM Partner. In addition, we provide installation training service to each purchaser of a MTWA Module for use on our OEM Partner’s Q-Stress test platform. We also have customary warranty obligations with respect to the Products sold under the OEM Agreement.

The initial term of the OEM Agreement expires on June 22, 2014. The term of the OEM Agreement will automatically renew for a one year period unless either party notifies the other of its intention to terminate at least 90 days prior to the expiration of the initial or renewal term. The OEM Agreement may be terminated by either party in the event that the other party has committed a material breach of its obligations under the OEM Agreement that has not been cured within 60 days’ written notice from the terminating party, upon the bankruptcy of either party, and upon 12 months prior written notice to the other party.

In 2011, approximately 23% of our total revenue came from sales of our products outside the U.S. which are sold through a network of country specific distributors in Europe, Asia and the Middle East. We market the HearTwave II System, the CH 2000 Cardiac Stress Test System and our Micro-V Alternans Sensors internationally through independent distributors. In April 2010, the Japanese regulatory authorities cleared our HearTwave II System to be marketed in Japan on a non-exclusive basis by Fukuda Denshi Co LTD. Previously, our distribution arrangement with Fukuda Denshi was limited to our CH2000 Cardiac Stress Test System and our first generation HearTwave System. Effective August 2010, we appointed Mayerick S.A. de S.V. as the exclusive distributor of our HearTwave II System in Mexico. In September 2011, the necessary regulatory approvals were received from the Mexican regulatory authorities in order to sell the HearTwave II in Mexico. The initial term of our distribution arrangement with Mayerick expires on July 31, 2012. Also in September 2011, we appointed EO Medical Pte Ltd as the exclusive distributor of our HearTwave II System in Singapore. Sales of our HearTwave II System in Singapore will not commence unless and until the necessary regulatory approvals have been received from the regulatory authorities in Singapore. The initial term of our distribution arrangement with EO Medical Pte Ltd expires on September 19, 2013. We may terminate the distribution arrangement with EO Medical Pte Ltd if EO Medical Pte Ltd fails to introduce the HearTwave II System in Singapore for purchase generally by end users by August 1, 2012.

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

Research and Development

A substantial portion of our research and development investment is focused on our continuing efforts to develop functionality enhancements to our MTWA products, and on supporting clinical research work. During 2011, we focused our development efforts on our MTWA-CAD feasibility study, which was designed to evaluate MTWA testing for the purpose of detecting active ischemia in patients with known or suspected coronary artery disease. In addition, we allocated research and development resources to developing additional hardware and software features intended to make our MTWA Test easier to perform and more beneficial for our customers. Moreover, the additional software features for our HearTwave II System are intended to make our products more compatible with Electronic Medical Record (EMR) systems.

As of December 31, 2011, we had two full-time employees and one temporary resource engaged in research and development activities along with several independent research and engineering consultants whose services are utilized as necessary.

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

We continue to maintain our license agreement with MIT with respect to patent rights outside the U.S., since the patent rights have not expired outside the U.S. This license agreement imposes various commercialization, sublicensing, insurance, royalty, product liability indemnification and other obligations on us. Our failure to comply with these requirements could result in a conversion of the licenses from exclusive to non-exclusive in nature or, in some cases, termination of the license. We believe that we are in compliance with all of these obligations.

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

Government Regulation

Our HearTwave Systems, MTWA Module, CH 2000, and Micro-V Alternans Sensors have received 510(k) clearance from the FDA for sale in the U.S. The 510(k) clearance for the HearTwave Systems, MTWA Module and the CH 2000 includes the claim that they can measure MTWA and the presence of MTWA in patients with known, suspected, or at risk of ventricular tachyarrhythmia predicts increased risk of ventricular tachyarrhythmia and sudden death. The 510(k) clearance for the MTWA Module allows us to market the MTWA Module integrated with the Q-Stress line of stress systems manufactured by our OEM Partner.

Any products manufactured or distributed by us are subject to comprehensive and continuing regulation by the FDA, including record keeping requirements, reporting of adverse experience with the use of the device, post-market surveillance, post-market registry and other actions deemed necessary by the FDA. The most recent FDA inspection of our record keeping, reporting and quality documentation system was concluded in March 2011. There was one minor observation, which was immediately corrected.

We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in these countries are similar to those of the FDA. We have obtained the requisite foreign regulatory approvals for sale of our HearTwave Systems, MTWA Module, CH 2000 and Micro-V Alternans Sensors in many foreign countries, including most of Western Europe. We believe that foreign regulations relating to the manufacture and sale of medical devices are becoming more stringent. The European Union adopted regulations requiring that medical devices comply with the Medical Device Directives, which establish the requirements for CE marking of all products prior to their importation and sale. In 2001, we received ISO-9001 and CE certification for our HearTwave products, and in 2006, we received ISO-13485-2003 for our HearTwave products. The Japanese Ministry of Health, Labor and Welfare has also approved our original HearTwave System and most recently the HearTwave II system for sale. Furthermore, in connection with our distribution agreement with Mayerick S.A. de S.V., we have received regulatory approval from the Mexican authorities for the sale of HearTwave II Systems in Mexico. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2011, we had 26 full-time and 5 part-time employees. None of our employees are represented by a collective bargaining agreement, and we have not experienced work stoppages. We believe that our relations with our employees are good.

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

We have incurred substantial operating losses through December 31, 2011 and may never generate substantial revenue or achieve profitability on a quarterly or annual basis. We have financed our operating losses through the public and private sale of shares of our common stock and preferred stock. We do not expect to generate sufficient cash from our business to fund our operations without having to raise additional capital through the sale of debt or equity securities. We believe our existing resources and currently projected financial results, which give effect to a reduction in certain operating expenses, are sufficient to fund our operations into the third quarter of 2012. In the event that investors in our 2012 convertible debt financing exercise in full the outstanding additional investment rights to purchase additional notes and related warrants, which would provide an additional $735,000 of capital, and provided the Company is able to raise an additional $1.3 million of capital through the sale of equity or debt securities, which the Company is actively pursuing, or the exercise of existing warrants, we believe we would have resources sufficient to fund our operations at least through the end of 2012. The Company anticipates that it will need to raise additional capital through the sale of equity or debt securities, or the exercise of existing warrants, to fund operations beyond 2012. We believe that the extent to which the Company will need additional capital to fund operations beyond 2012 will largely be dependent upon the number and growth in MTWA Module placements and the rate at which utilization of our MTWA Test increases. If we encounter material deviations from our plans including, but not limited to, any lower than expected level of sales to our OEM Partner, or lower than expected sales of our HearTwave II Systems, our ability to fund our operations will be negatively impacted. While the proceeds from our 2012 convertible debt financing provide the Company with financing to fund the Company’s operations for a period of time, the Company anticipates that it will need to raise additional capital to fund operations, including clinical research, beyond 2012.

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

So long as any secured convertible promissory notes issued in connection with the January and February 2012 private placement financing are outstanding, the Company may not, without the consent of holders of 65% of the notes, raise capital through the sale of debt or enter into any agreement to modify the terms of any equity securities currently outstanding.

We have significant debt that must be serviced over the next eighteen months which will place priority demands on our liquidity and we may have difficulty obtaining the necessary funds to pay principal and interest when due.

As of March 30, 2012, we have senior secured convertible promissory notes outstanding with an aggregate principal balance of approximately $2.9 million which mature on July 17, 2013 (the “Notes”). The Notes bear interest at a rate of 8% per annum due and payable quarterly. Unless certain conditions are met permitting us to pay interest on the Notes in shares of our common stock, interest on the Notes must be paid in cash. Additionally, unless a holder elects to convert the Notes, we are obliged to repay the principal in cash upon maturity. Our obligation to make payments in cash may decrease our discretionary liquidity and potentially restrict our prospects to increase our total revenues to levels necessary to achieve self-sustaining cash flow from operations. Further, in the event that we are unable to pay the interest or principal on the Notes when due, we may have to seek additional financing, and there can be no guarantee that such financing would be available on a timely basis, on terms that are acceptable or at all.

Failure to comply with the payment and covenant obligations associated with our outstanding debt could result in the acceleration of maturity or other monetary penalties.

In January and February 2012, we entered into Subscription Agreements with certain investors pursuant to which we issued the Notes. Each of the Subscription Agreements, as well as the Notes, contain certain payment and covenant obligations with which the Company must comply. Failure to comply with our payment and covenant obligations under the Notes could result in acceleration of debt maturity or the imposition of monetary penalties, which could materially adversely affect our business, results of operations and financial condition. In the event of acceleration of the Notes, we may be unable to pay the principal and interest on the Notes when due, and consequently, we may have to seek additional financing which may not be available on terms acceptable to us, or at all.

We granted a security interest in all of our assets in connection with our issuance of senior secured convertible promissory notes in January and February 2012.

In connection with the sale and issuance of the Notes, we entered into a Security Agreement, dated January 17, 2012, to secure obligations of the Company under the Notes. If we default under the Notes, the holders will be entitled to foreclose on our assets pursuant to the Security Agreement. If the Note holders foreclose on some or all of our assets, we may be forced to restructure, file for bankruptcy, sell assets or cease operation.

If we cannot increase revenue significantly, or obtain additional capital through equity or debt financings, we may not be able to continue as a going concern.

For the year ended December 31, 2011, our independent registered public accountants included a going concern explanatory paragraph in their audit opinion because of our recurring losses, inability to generate positive cash flows from operations, and liquidity uncertainties from operations. If we are unable to generate adequate cash flow or obtain sufficient additional funding when needed, we may have to sell some or all of our assets, license potentially valuable technologies to third parties and/or cease some or all of our operations. This would have a material adverse effect on our operations and the market price of our common stock.

In order to raise additional capital through the sale of equity or convertible debt securities, we will be required to obtain stockholder approval to increase the number of shares authorized for issuance under our Certificate of Incorporation.

On an as-converted basis, the Company has 124,659,416 shares of common stock issued and outstanding, including 100,112,960 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 20,365,854 shares issuable upon conversion of the Series D Convertible

Preferred Stock. Additionally, the Company has reserved 15,660,000 shares of common stock for issuance upon exercise of outstanding warrants issued in connection with the sale of our common stock in December 2010, 26,727,266 shares of common stock for issuance upon conversion of secured convertible promissory notes issued in January and February 2012, 26,727,266 shares of common stock for issuance upon exercise of outstanding warrants issued in connection with the sale of secured convertible promissory notes in January and February 2012 and 13,363,633 shares of common stock for issuance upon the conversion of additional secured convertible promissory notes and warrants that may be issued upon the exercise of additional investment rights issued in connection with the sale of secured convertible promissory notes in January and February 2012. The Company also has stock options outstanding to purchase up to an aggregate of 10,055,545 shares of common stock. Under the Company’s Certificate of Incorporation there are only 250,000,000 shares of common stock authorized. Consequently, the Company will be limited in its ability to issue additional common stock or debt or equity convertible into common stock without amending the Certificate of Incorporation, which would require the approval of the holders of 75% of the voting power of all shares of the Company’s capital stock, voting together as a class. If the stockholders do not approve such an amendment, we would be very limited in our ability to raise capital through the sale of equity securities, which could have a material adverse effect on the Company’s ability to continue as a going concern and could cause the Company to cease operations.

Our outstanding preferred stock has rights, preference and privileges senior to our common stock.

At December 31, 2011, there are 5,000 shares of our Series C-1 Convertible Preferred Stock and 1,670 shares of our Series D Convertible Preferred Stock outstanding. The Series C-1 Preferred Stock and the Series D Preferred Stock have rights, preferences and privileges senior to our common stock. See Note 10 of the notes to the financial statements contained in this Annual Report on Form 10-K for a discussion of these rights, preferences and privileges.

We depend on our MTWA technology for a majority of our revenue, and if it does not achieve broad market acceptance, our ability to execute our business plan and achieve meaningful revenue will be limited.

We believe that our ability to succeed in the future will depend, in large part, upon the successful market acceptance of our MTWA technology. Market acceptance will depend upon our ability to demonstrate the diagnostic advantages and cost-effectiveness of this technology. The failure of our MTWA technology to achieve broad market acceptance, the failure of the market for our products to grow or to grow at the rate we anticipate, or a decline in the price of our products due to competitive pressures or a decline in the availability of reimbursement, would reduce our revenues and further limit our ability to succeed. This could have a material adverse effect on the market price of our common stock. We can give no assurance that we or any current or future strategic partners will be able to successfully commercialize or achieve market acceptance of our MTWA technology or that our competitors will not develop competing technologies that are perceived to be superior to our technology.

The economic and financial market downturn and tightening of the credit markets has had, and may continue to have, an adverse impact on our business.

The deterioration of economic conditions has had an adverse impact on our existing and target customers. These conditions, in turn, have significantly influenced customers’ buying decisions. Given that a significant part of our revenue comes from small to medium sized cardiology practices with limited financial resources, these conditions have and may continue to negatively affect our sales. If the economy continues to decline, customers may continue to delay or refrain from purchasing our products.

A critical component of our strategy is to broaden our distribution channels through strategic alliances. If we are unable to establish sufficient distribution partnerships or if the timing is slower than expected, our business plan will be adversely impacted.

Our strategy is to broaden our distribution channels by establishing alliances with medical device partners and distributors with synergistic attributes. The widespread adoption of our technology may be dependent on establishing and maintaining these strategic relationships. Successfully establishing and managing such relationships may be difficult given the current environment. Furthermore, the financial terms of the relationships will have a direct impact on our operating results. When or if such partnerships are established, we may have to contend with competing interests of our potential partners and/or distributors. In June 2009, we entered into a Development, Distribution and Supply Agreement with Cardiac Science to develop and market our MTWA Module, which allows our MTWA Test using our proprietary Micro-V Alternans Sensors to be performed on Cardiac Science’s Q-Stress test platform. Cardiac Science is marketing the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers. However, there can be no assurance that the relationship with our Cardiac Science will succeed in increasing sales or market acceptance of our MTWA Module. Furthermore, we cannot predict whether additional relationships are attainable at all, and if so, whether they would be on terms favorable or acceptable to us.

Our ability to generate revenue from the sales of our MTWA Module is dependent upon the sales and marketing efforts of third party stress test manufacturers.

Under our agreement with Cardiac Science, we sell and deliver to Cardiac Science the MTWA Module and our Micro-V Alternans Sensors. Cardiac Science is reselling these products for use with their Q-Stress test platform through its direct sales force and through its network of distributors and sub-distributors. In July 2011, we reached an agreement with Cardiac Science to include the MTWA Module on new Q-Stress System sales through the end of the year. During this period, the MTWA Module was supplied to Cardiac Science at no charge and was included in new Q-Stress Systems at no incremental cost to the customer. In January 2012, this program was extended to March 31, 2012. If Cardiac Science is unable to sell and/or place the MTWA Module and our Micro-V Alternans Sensors effectively or limits the amount of time and resources that it devotes to marketing these products, it could materially and adversely affect the results of our operations. Furthermore, if our distribution arrangement with Cardiac Science is unsuccessful, we may have to reconsider our sales and marketing strategy, which may also materially and adversely affect the sale of our products and our financial condition.

We face substantial competition in the market for cardiac diagnostic devices from substantially larger and better financed competitors, which may result in others discovering, developing or commercializing competing products more successfully than we do.

Competition from competitors’ medical devices that diagnose cardiac disease is intense and likely to increase. Our success will depend on our ability to develop product enhancements and applications for technologies, as well as our ability to establish and maintain a market for our products. We compete with manufacturers of electrocardiogram stress tests, the conventional method of diagnosing ischemic heart disease, and GE Medical Systems. GE Medical Systems has introduced an analysis system to measure t-wave alternans and has received concurrence from the FDA of its 510(k) allowing it to distribute the product in the United States. However, GE Medical Systems’ methodology for determining MTWA is not covered by CMS. CMS continues coverage of MTWA testing using the Analytic Spectral Method, which is our patented and proprietary method of analysis, and found insufficient evidence for coverage of MTWA testing using any other method. We believe that if GE can secure the reimbursement for its MTWA methodology with Medicare it will pose a significant risk to the success of our business

In addition, many of our current as well as prospective competitors have substantially greater capital resources, name recognition, research and development, regulatory, manufacturing and marketing capabilities. Many of these competitors offer broad, well-established product lines and ancillary services not offered by us. Some of our competitors also enjoy long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to market entry.

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

Our quarterly revenue and operating results have varied in the past and may continue to vary significantly from quarter to quarter. This may lead to volatility in our stock price. These fluctuations may be due to several factors relating to the sale of our products, including:

•	the timing of our sales transactions concerning our MTWA products;

•	delays encountered in in-servicing our MTWA products;

•	unpredictable sales cycles;

•	the timing of introduction and market acceptance of products or product enhancements by us or our competitors;

•	changes in our operating expenses;

•	product quality problems;

•	personnel changes; and

•	fluctuations in economic and financial market conditions.

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

We participate in clinical studies relating to our MTWA technology in order to more firmly establish the predictive value of the technology. Any clinical study or trial which fails to demonstrate that the measurement of MTWA is at least comparable in accuracy to alternative diagnostic tests, or which otherwise calls into question the cost-effectiveness, efficacy or safety of our technology, would have a material adverse effect on our business, financial condition and results of operations.

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

We do not have long-term contracts with our suppliers. Our dependence on a single supplier or limited group of smaller suppliers for critical components and sub-assemblies exposes us to several risks, including:

•	a potential for interruption or inconsistency in the supply of components or sub-assemblies, leading to backorders and product shortages;

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

Reimbursement rates for services covered by Medicare are determined by reference to the Medicare Physician Fee Schedule, and are calculated based on multiple components, including relative value units,

conversion factor and geographical adjustment. The Medicare Physician Fee Schedule rates are updated annually and have resulted in negative updates since 2002. In July 2010, the Centers for Medicare and Medicaid Services, which we refer to as CMS, issued a revised Medicare Physician Fee Schedule reflecting, among other things, a change in the conversion factor component of the reimbursement calculations as a result of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, which was signed into law on June 25, 2010. In November 2010, CMS published their final reimbursement rules for 2011, effective January 1, 2011, which would have resulted in a decrease in reimbursement rates by as much as 30%. However, in December 2010, Congress enacted legislation to sustain reimbursement at the 2010 level through December 2011. Effective January 1, 2011 through December 31, 2011, the national average Medicare payment amount for a MTWA Test was $200. Recent legislative action prevented the scheduled reduction of the conversion factor and the geographic practice cost index (GPCI) floor components of the reimbursement calculation until February 29, 2012. However, the remainder of the 2012 MPFS, including the relative value units, went into effect as scheduled on January 1, 2012. For the period of January 1, 2012 through December 31, 2012, the national average Medicare payment amount for a MTWA Test is set at $183.

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

Item 3.	Legal Proceedings

We are not party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “CAMH.OB”. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported on the OTC Bulletin Board during the two most recent fiscal years.

	2010		2011
Period	High	Low	High	Low
First Quarter	$0.45	$0.07	$0.39	$0.18
Second Quarter	$0.75	$0.21	$0.30	$0.15
Third Quarter	$0.33	$0.16	$0.21	$0.12
Fourth Quarter	$0.26	$0.15	$0.16	$0.07

The transfer agent for our common stock is American Stock Transfer & Trust Company, 40 Wall Street, New York, New York 10005. On February 6, 2012, we had approximately 186 registered holders of common stock of record. This number does not include stockholders for whom shares are held in a “nominee” or “street” name.

Information regarding securities authorized under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

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

Pursuant to the terms of the Subscription Agreements between the Company and the purchasers of secured convertible promissory notes in the Company’s January and February 2012 private placement financing, the Company may not pay any dividends on its common stock or preferred stock while the secured convertible promissory notes remain outstanding without the requisite consent of the holders of such notes.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not strictly historical are forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends”, “estimates”, “could” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to obtain funding necessary to fund operations and to develop or enhance our technology, adverse results in future clinical studies of our technology, material deviations from our current operating plan, lower than expected sales by Cardiac Science of its Q-Stress System, failure to obtain or maintain adequate levels of government and third-party reimbursement for use of our MTWA test, customer delays in making final buying decisions, decreased demand for our products, failure to obtain or maintain patent protection for our technology, and overall economic and market conditions. Many of these factors are more fully discussed, as are other factors, in Item 1A. “Risk Factors”. In addition, any forward-looking statements represent our estimates only as of today and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as may be legally necessary, even if our estimates should change.

Overview

We are engaged in the research, development and commercialization of products for the non-invasive diagnosis of cardiac disease. Using innovative technologies, we are addressing a key problem in cardiac diagnosis—the identification of those at risk of sudden cardiac arrest. Our proprietary technology and products are the first diagnostic tools cleared by the FDA to non-invasively measure Microvolt levels of T-Wave Alternans, or MTWA, an extremely subtle beat-to-beat fluctuation in the T-Wave portion of a patient’s electrocardiogram.

In June 2009, we announced a new strategy aimed at increasing the sales and use of our proprietary MTWA technology. The strategy calls for the Company to partner with manufacturers of cardiac stress testing equipment who have established distribution networks and an existing installed base of users, to develop an MTWA module that would be integrated into their systems and marketed to a much larger number of cardiologists and internal medicine practitioners. Historically, the Company’s marketing strategy was focused on providing MTWA testing to those patients at highest risk for SCA and who were already likely candidates to receive implantable defibrillation devices (ICDs). Although MTWA testing has clearly been demonstrated to be useful in identifying those individuals who could benefit from ICD therapy, clinical experience and a growing body of data suggests that MTWA technology can and should be used to identify and manage the risk of SCA in a much broader population of cardiac patients. The Company estimates that there are approximately 10 to 12 million cardiac patients in the U.S. who can benefit from annual MTWA testing. Furthermore, this strategy makes our technology more readily accessible, economically attractive and logistically simpler to integrate into the practice of those physicians who are already providing cardiac stress or other non-invasive testing. The MTWA module would allow an integrated stress and MTWA Test, using the Company’s proprietary sensors, to be performed on a partner’s stress testing platform via customized software and patient interface. The manufacturer would market the MTWA Module as an upgrade to their existing installed base of stress test systems and as an optional feature to new stress customers.

As the first step in the execution of this new strategy, the Company signed a non-exclusive development and distribution agreement with our OEM Partner to develop the MTWA Module, which was launched in September 2010. Under the OEM Agreement, we sell and deliver to our OEM Partner the MTWA Module and our Micro-V Alternans Sensors (together, the “Products”) under purchase orders submitted by our OEM Partner. Our OEM Partner is reselling the Products for use with their Q-Stress test platform through its direct sales force and through its network of distributors and sub-distributors. Their right to resell the Products is non-exclusive. We may continue to sell, distribute and license our MTWA Test and Micro-V Alternans Sensors to other distributors and customers in both generic and customized versions. Our OEM Partner has primary responsibility for preparing sales and marketing materials and for training its sales and service personnel regarding the Products. We provide clinical and technical training and support to our OEM Partner. In addition, we provide installation training service to each purchaser of a MTWA Module for use on our OEM Partner’s Q-Stress test platform. We also have customary warranty obligations with respect to the Products sold under the OEM Agreement.

During 2010, we completed the development of the MTWA Module, obtained FDA clearance, provided training to our OEM Partner’s personnel, established intra-company operational processes and collaborated with them on sales and marketing activities in support of the product launch. On September 21, 2010, the MTWA Module was launched within the timeframe originally projected. The companies collaborated on extensive marketing and sales initiatives in support of the product launch. While the initial market preparation, product launch and lead generation activities were in line with our expectations, the number of units placed was below our projections. This trend continued through the third quarter of 2011. We believe that the lack of traction was mainly attributable to organizational changes that occurred within our OEM Partner subsequent to the launch of the MTWA Module. In October 2010, our OEM Partner announced it was being acquired by Opto Circuits (India), which was completed in December 2010. We believe the organizational restructuring of our OEM Partner, including extensive personnel changes particularly within sales and marketing, and the merger of our OEM Partner with two subsidiaries of Opto Circuits, resulted in shifts in priorities and focus that negatively impacted sales of our MTWA Module. In July 2011, we reached an agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales through the end of the year. During this period, the MTWA Module was supplied to our OEM Partner at no charge and is included in new Q-Stress Systems at no incremental cost to the customer. This initiative yielded a significant increase in the orders for the MTWA Module by purchasers of our OEM Partner’s Q-Stress system in the second half of 2011, particularly in the fourth quarter of 2011 with orders for 138 units. In January 2012, the program was extended to March 31, 2012. Coupled with the development of a similar marketing program targeted at the existing installed base of Q-Stress users, we believe that the current rate of orders will continue in the coming quarters, providing the basis for future recurring revenue from the sale of our Micro-V Sensors.

In July 2010, the first patients were enrolled in our MTWA-CAD study. MTWA-CAD is a feasibility study, which was sponsored by the Company and designed to evaluate MTWA testing for the purpose of detecting active ischemia in patients with known or suspected coronary artery disease (CAD). Ischemia is defined as inadequate blood supply to the coronary arteries, which can lead to myocardial infarction or what is commonly referred to as a “heart attack.” Ischemia, a common trigger for arrhythmias, is a well-documented cause of repolarization alternans. Human studies have shown that active ischemia can be associated with visible as well as microvolt-level T-wave alternans. While MTWA testing is traditionally used to evaluate arrhythmic risk, this known association with ischemia may allow MTWA testing to be used as a diagnostic tool to detect underlying CAD. An estimated 40 million cardiac stress tests in various modalities are performed annually in the United States. We filed a patent application related to ischemia in December of 2009. The MTWA-CAD study was intended to assess the feasibility of this concept by measuring MTWA during routine nuclear stress testing or stress echocardiography with treadmill exercise. This was a feasibility study designed to verify preliminary observations under controlled environments and to generate hypotheses, endpoints, and sample sizes for future investigations. In September 2011, we concluded a review of data generated at several clinical sites including those that participated in the Company’s MTWA-CAD feasibility study. The data suggest that MTWA is a statistically significant predictor of ischemic events. In addition, the data revealed instances where the Company’s MTWA test identified underlying coronary artery disease that was not identified by other standard diagnostic modalities. The MTWA-CAD trial enrolled 176 patients. The feasibility study provided the Company with the information required to design a multi-center, prospective clinical trial intended to provide the basis for regulatory approval. Accordingly, the Company decided to conclude the enrollment in its MTWA-CAD study, and commence the design of the prospective clinical trial.

In November 2010, CMS published their final reimbursement rules for 2011, effective January 1, 2011, which would have resulted in a decrease in reimbursement rates by as much as 30%. However, in December 2010, Congress enacted legislation to sustain reimbursement at the 2010 level through December 2011. Effective January 1, 2011 through December 31, 2011, the national average Medicare payment amount for a MTWA Test was $200. Recent legislative action prevented the scheduled reduction of the conversion factor and the geographic practice cost index (GPCI) floor components of the reimbursement calculation until February 29, 2012. However, the remainder of the 2012 MPFS, including the relative value units, went into effect as scheduled on January 1, 2012. For the period of January 1, 2012 through December 31, 2012, the national average Medicare payment amount for a MTWA Test is set at $183.

In November 2011, the Company entered into a Convertible Note Purchase Agreement with two current shareholders of the Company (the “Purchasers”), pursuant to which the Company issued senior unsecured convertible promissory notes (the “2011 Notes”) in the aggregate principal amount of $600,000. The 2011 Notes bore a one-time interest amount equal to 10% percent of the principal amount of the 2011 Notes, paid in full on November 14, 2011 through the issuance of 408,163 shares of common stock of the Company determined by the product of 10% percent of the principal amount of the 2011 Notes divided by the volume weighted average price (“VWAP”) of the common stock for the ten trading days prior to but not including the closing date. The 2011 Notes converted into secured convertible promissory notes in an aggregate principal amount of $600,000 together with a corresponding amount of warrants and additional investment rights in connection with the Company’s 2012 private placement financing described below.

In January and February 2012, the Company issued and sold secured convertible promissory notes (the “2012 Notes”) in the aggregate principal amount of $2,940,000 together with common stock warrants and additional investment rights described below to new and current institutional and private accredited investors. The transactions raised gross proceeds of $2,940,000, including the conversion of the 2011 Notes. The 2012 Notes are convertible into common stock of the Company at a conversion price of $0.11 per share, mature on July 17, 2013, bear interest at the rate of 8% per annum due and payable quarterly in arrears commencing March 31, 2012 and upon maturity, and are secured by all of the assets of the Company. The Company issued to the investors warrants to purchase an aggregate of 26,727,266 shares of common stock of the Company (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closing of the financing) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such investor at the closing of the private placement and a corresponding amount of warrants, at any time prior to July 15, 2012. The Company agreed to file a registration statement registering the shares of common stock underlying the 2012 Notes and warrants by no later than April 15, 2012. See Note 18 of the notes to the financial statements contained in this Annual Report on Form 10-K for a further discussion of the terms of the January and February 2012 secured convertible debt financing.

In 2012, we intend to continue to broaden our distribution channels through strategic alliances with medical device companies that offer synergistic opportunities and offer established distribution networks, as well as explore opportunities for new applications of our technology. This will enable us to focus our resources on enhancing utilization of our MTWA Test and increasing awareness of our technology in the medical community and other pertinent groups through marketing initiatives and education programs. We also intend to continue to seek additional third party payer reimbursement from third party insurers that currently do not cover MTWA testing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of the financial condition and results of operations is based upon the financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Note 2 of the notes to the financial statements contained in this Annual Report on Form 10-K includes a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the fair value of preferred stock and warrants, revenue recognition, incentive compensation, product warranties, bad debt allowances and inventory valuation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods, provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. These distributors provide all direct repair and support services to their customers. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $275,295 at December 31, 2011 ($260,564 at December 31, 2010) received in advance of services being performed is recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized over the term of the usage agreement, which is generally three months.

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

As of December 31, 2011, our allowance for doubtful accounts was $85,102. We believe we have an adequate allowance; however, additional write-offs could occur if future results significantly differ from our expectations.

Inventory Valuation

We regularly assess the value of our inventory for estimated obsolescence or unmarketable inventory. If necessary, we write-down our inventory value to the estimated fair market value based upon assumptions about future demand and market conditions. In December 2011, we had a reserve of $1,057,746, mostly related to the inventory that was built up in order to satisfy our contractual obligations to St. Jude Medical. In March 2007, we entered into a co-marketing agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our HearTwave II System and other MTWA products to cardiologists and electrophysiologists in North America. The agreement with St. Jude Medical ended on November 5, 2008. Pursuant to the terms of the co-marketing agreement, we were contractually obligated to build up our inventory for HearTwave II Systems. Consequently, the level of our inventory exceeds our current sales projections for the HearTwave II Systems for the next 12 months. Therefore we maintain a reserve due to the uncertainty of realizing the value of excess inventory. We do not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect our operating results for the fiscal period in which such write-downs are affected.

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

	2010	% of Total	2011	% of Total	% Inc/(Dec) 2011 vs 2010
Alternans Products:
U.S.	$1,477,532	52%	$1,027,417	46%	-30%
Rest of World	322,608	11%	279,959	13%	-13%

Total	1,800,140	64%	1,307,376	59%	-27%

Non-Alternans Products:
U.S	770,978	27%	680,492	31%	-12%
Rest of World	248,125	9%	223,223	10%	-10%

Total	1,019,103	36%	903,715	41%	-11%

Total Revenues	$2,819,243	100%	$2,211,091	100%	-22%

REVENUE

Total revenue for 2011 and 2010 was $2,211,091 and $2,819,243, respectively, a decrease of 22%. Revenue from the sale of our MTWA product line, which we call our Alternans Products, was $1,307,376 in 2011 compared to $1,800,140 in 2010, a decrease of 27%. Alternans Products accounted for 59% and 64% of total revenue for 2011 and 2010, respectively. The decrease in revenue compared to the prior year is largely attributable to our shift to the MTWA Module strategy, which resulted in less focus and resources spent on selling the stand-alone HearTwave II System compared to previous periods. In July 2011, we reached an agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales through the end of the year. During this period, the MTWA Module was supplied to our OEM Partner at no charge and is included in new Q-Stress Systems at no incremental cost to the customer. This initiative yielded a significant increase in the orders for the MTWA Module by purchasers of our OEM Partner’s Q-Stress system in the second half of 2011, particularly in the fourth quarter of 2011 with orders for 138 units. In January 2012, the program was extended to March 31, 2012. Coupled with the development of a similar marketing program targeted at the existing installed base of Q-Stress users, we believe that the current rate of orders will continue in the coming quarters, providing the basis for future recurring revenue from the sale of our Micro-V Sensors.

GROSS PROFIT

Gross profit was 24% of total revenue in 2011 compared to 30% of total revenue in 2010. This decrease in gross margin is due to lower overall sales volume relative to fixed overhead expenses, coupled with cost of goods with no related revenue associated with the MTWA Module promotion with our OEM Partner in the second half of 2011 compared to the prior year. We anticipate that overall gross profit will improve in 2012 to the extent that sales of our Micro-V Alternans Sensors, which carry a higher profit margin, increase as we expand the installed base of users and as we begin to sell HearTwave II Systems that contain inventory parts that were previously reserved for as excess inventory.

OPERATING EXPENSES

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Annual Report on Form 10-K. Our operating expenses for any period are not necessarily indicative of future trends.

	2010	% of Total Revenue	2011	% of Total Revenue	% Inc/(Dec) 2011 vs 2010
Operating Expenses:
Research and development	$575,960	20%	$462,402	21%	-20%
Selling, general and administrative	5,432,703	193%	5,391,201	244%	-1%

Total	$6,008,663	213%	$5,853,603	265%	-3%

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses were $462,402 in 2011 compared to $575,960 in 2010, a decrease of 20%. The decrease is primarily attributable to the completion of the MTWA Module development in 2010. We expect our on-going R&D expenses to remain consistent as we continue to make product improvements. Our R&D expenses will fluctuate, however, relative to the level of clinical and research activity.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $5,391,201 in 2011 compared to $5,432,703 in 2010, a decrease of 1%. Selling and marketing costs, which accounted for 45% of total SG&A in 2011, increased from 41% in 2010 as we filled the vice president of sales and marketing position. General and administrative costs, which accounted for 55% of total SG&A, decreased from 59% in 2010 primarily due to lower non-cash compensation related to the full vesting of certain previously issued stock option awards and restricted stock awards. SG&A costs for 2011 included $344,631 in non-cash stock-based compensation expense, compared to $920,328 in 2010. The decrease in non-cash, stock-based compensation expense is mostly due to the vesting of certain stock options awarded to members of senior management, non-employee directors and a consultant in March 2010 in recognition of a reduction in compensation for 2010 and, as it relates to senior management, in lieu of cash bonuses earned in 2009. The decrease in expenses in 2011 was partially offset by higher investor relations and marketing related expenses. In 2012, we anticipate that our fixed SG&A expenses will remain consistent while our variable SG&A expenses will fluctuate in line with sales.

INTEREST INCOME/INTEREST EXPENSE

Interest income was $513 in 2011 compared to $6,070 in 2010. The decrease is primarily the result of lower amounts of invested cash and low short-term interest rates. Interest expense increased to $70,342 in 2011 compared to $10,616 in 2010 primarily due to $60,000 in non-cash interest expense incurred in connection with the issuance of the 2011 Notes.

NET LOSS

The net loss was $5,398,023 in 2011 as compared to a net loss of $5,168,009 in 2010.

Liquidity and Capital Resources

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $5,328,194 and $5,163,463 for the years ended December 31, 2011 and 2010, respectively. In 2010 and 2011, the net loss we incurred included non-cash stock-based compensation expense of $936,154 and $356,704, respectively.

Cash and cash equivalents were $312,610 at December 31, 2011, compared to $4,188,215 at December 31, 2010. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for the obligations under the facility lease. The amount of the letter of credit was $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. As of December 31, 2011, we held restricted cash of $300,000. At December 31, 2011 and 2010, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash, and therefore, are classified as cash equivalents. At December 31, 2011 and 2010, the restricted cash was held in money market funds.

The overall decrease in the Company’s cash and cash equivalents is primarily due to cash used by operations. The main changes in operating assets and liabilities in 2011 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $189,600, or 41%, as a result of lower revenue in 2011 compared to 2010, and a decrease in inventory, net of reserve, of $185,802, or 35%, attributable to the sale of our products during 2011. Due to the uncertainty of realizing the value of any excess inventory related to our HearTwave II System built up in order to satisfy our contractual obligations to St. Jude Medical, we maintain an inventory reserve, which was $1,091,624 and $1,057,746 at December 31, 2010 and 2011, respectively. However, we do not believe that the inventory is exposed to obsolescence risk. Prepaid expenses and other current assets at December 31, 2011 increased $33,382 compared to December 31, 2010 primarily due to the capitalization of costs associated with financing transactions in November 2011 and January and February 2012. The capitalized amounts will be amortized over the respective lives of the notes issued in the financings. Fixed assets at December 31, 2011 decreased $62,534 compared to December 31, 2010, due primarily to new acquisitions. Accounts payable and accrued expenses at December 31, 2011 increased $27,319 compared to December 31, 2010 as a result of an increase in days payable. Notes payable at December 31, 2011 increased $600,000 compared to December 31, 2010 as a result of the issuance of the 2011 Notes. We have incurred negative cash flow from operations of $4,408,062 and $3,658,826, for the years ended December 31, 2011 and 2010, respectively. In addition, we have an accumulated deficit at December 31, 2011 of $106,558,551.

In November 2011, the Company entered into a Convertible Note Purchase Agreement with two current shareholders of the Company (the “Purchasers”) pursuant to which the Company issued senior unsecured convertible promissory notes (the “ 2011 Notes”) in the aggregate principal amount of $600,000. The 2011 Notes bore a one-time interest amount equal to 10% percent of the principal amount of the 2011 Notes, paid in full on

November 14, 2011 through the issuance of 408,163 shares of common stock of the Company determined by the product of 10% percent of the principal amount of the 2011 Notes divided by the volume weighted average price (“VWAP”) of the common stock for the ten trading days prior to but not including the closing date. The 2011 Notes converted into secured convertible promissory notes in an aggregate principal amount of $600,000 together with a corresponding amount of warrants and additional investment rights in connection with the Company’s 2012 private placement financing described below.

In January and February 2012, the Company issued and sold secured convertible promissory notes (the “2012 Notes”) in the aggregate principal amount of $2,940,000 together with common stock warrants and additional investment rights described below to new and current institutional and private accredited investors. The transactions raised gross proceeds of $2,940,000, including the conversion of the 2011 Notes. The 2012 Notes are convertible into common stock of the Company at a conversion price of $0.11 per share, mature on July 17, 2013, bear interest at the rate of 8% per annum due and payable quarterly in arrears commencing March 31, 2012 and upon maturity, and are secured by all of the assets of the Company. The Company issued to the investors warrants to purchase an aggregate of 26,727,266 shares of common stock of the Company (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closing of the financing) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such Investor at the closing of the private placement and a corresponding amount of warrants, at any time prior to July 15, 2012. The Company agreed to file a registration statement registering the shares of common stock underlying the 2012 Notes and warrants by no later than April 15, 2012. See Note 18 of the notes to the financial statements contained in this Annual Report on Form 10-K for a further discussion of the terms of the January and February 2012 secured convertible debt financing.

We believe our existing resources and currently projected financial results, which give effect to a reduction in certain operating expenses, are sufficient to fund our operations into the third quarter of 2012. In the event that investors in our 2012 Private Placement exercise in full the outstanding additional investment rights to purchase additional 2012 Notes and related warrants, which would provide an additional $735,000 of capital, and provided the Company is able to raise an additional $1.3 million of capital through the sale of equity or debt securities, which the Company is actively pursuing, or the exercise of existing warrants, we believe would have resources sufficient to fund our operations at least through the end of 2012. The Company anticipates that it will need to raise additional capital through the sale of equity or debt securities, or the exercise of existing warrants, to fund operations beyond 2012. We believe that the extent to which the Company will need additional capital to fund operations beyond 2012 will largely be dependent upon the number and growth in MTWA Module placements and the rate at which utilization of our MTWA Test increases. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. The Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock. So long as the 2012 Notes are outstanding, the Company may not, without the consent of holders of 65% of the 2012 Notes, raise capital through the issuance of debt or rights to acquire debt, or enter into any agreement to modify the terms of any equity securities currently outstanding. Further, the Company may not issue equity securities ranking, as to dividends, redemption or distribution of assets upon a liquidation, senior to or pari passu with the Series C-1 Preferred Stock or the Series D Preferred Stock, without the written consent of the holders of at least a majority of the then-outstanding shares of Series C-1 Preferred Stock and Series D Preferred Stock, respectively, voting as a separate class, and the Company may not, without the written consent of the holders of at least a majority of the then-outstanding shares of Series D Preferred Stock, issue debt securities convertible into any equity securities of the Company.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

Our contractual obligations as of December 31, 2011 are included in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$28,703	$6,689	$20,856	$1,158	$—
Operating Lease Obligations	$527,827	$395,019	$132,808	$—	$—
Purchase Obligations	$20,000	$10,000	$10,000	$—	$—

Total	$576,530	$411,708	$163,664	$1,158	$—

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

In addition, under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under the MIT license agreement, which is creditable against royalties otherwise payable for each year, is $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to December 31, 2011. In addition, monthly royalty under the Company’s consulting and technology agreement was $12,500.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. This guidance was adopted by the Company on January 1, 2011 and has not had a material impact on our financial position or results of operations.

In September 2009, the FASB issued new rules which changed the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance was adopted by the Company on January 1, 2011 and has not had a material impact on our financial position or results of operations.

In June 2011, the FASB issued new rules which require all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011. This guidance was adopted by the Company on January 1, 2012 and will not have a material impact to the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We own financial instruments that are sensitive to market risk as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is used to fund operations. None of these market-risk sensitive instruments are held for trading purposes.

During 2011, we invested our cash in money market funds. Although we have implemented policies regarding the amount and credit ratings of investments, the valuation and liquidity of these investments are exposed to some level of risk due to market conditions. Given the relative security and liquidity associated with money market funds, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interest rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Item 8.	Financial Statements and Supplementary Data

CAMBRIDGE HEART, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cambridge Heart, Inc.:

We have audited the accompanying balance sheets of Cambridge Heart, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Heart, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses, inability to generate positive cash flows from operations, and liquidity uncertainties from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts

March 30, 2012

CAMBRIDGE HEART, INC.

BALANCE SHEET

	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$4,188,215	$312,610
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $174,650 and $85,102 at December 31, 2010 and 2011, respectively	480,658	285,815
Inventory, net of inventory provision of $1,091,624 and $1,057,746 at December 31, 2010 and 2011, respectively	686,264	444,377
Prepaid expenses and other current assets	95,237	128,619

Total current assets	5,550,374	1,271,421
Fixed assets, net	190,294	182,111
Restricted cash, net of current portion	300,000	200,000
Other assets	50,138	78,264

Total Assets	$6,090,806	$1,731,796

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$421,670	$465,269
Convertible promissory notes payable	—	600,000
Accrued expenses	1,025,975	1,009,694
Current portion of capital lease obligation	5,009	6,689

Total current liabilities	1,452,654	2,081,652
Capital lease obligation, net of current portion	28,703	22,014

Total liabilities	1,481,357	2,103,666
Commitments and contingencies (Note 15)
Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2010 and 2011, respectively; 6,852 and 6,670 shares issued and outstanding at December 31, 2010 and 2011, respectively. Liquidation preference and redemption value of $14,352,000 and $14,170,000 as of December 31, 2010 and 2011, respectively	12,870,613	12,747,990

	12,870,613	12,747,990
Stockholders’ deficit:
Common Stock, $.001 par value; 150,000,000 and 250,000,000 shares authorized at December 31, 2010 and 2011, respectively;
97,494,185 and 100,112,960 and shares issued and outstanding at December 31, 2010 and 2011, respectively	97,494	100,113
Additional paid-in capital	92,801,870	93,338,578
Accumulated deficit	(101,160,528)	(106,558,551)

Total stockholders’ deficit	(8,261,164)	(13,119,860)

Total Liabilities and Stockholders’ Deficit	$6,090,806	$1,731,796

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF OPERATIONS

	2010	2011
Revenue	$2,819,243	$2,211,091
Cost of goods sold	1,974,043	1,685,682

Gross profit	845,200	525,409
Costs and expenses:
Research and development	575,960	462,402
Selling, general and administrative	5,432,703	5,391,201

Total costs and expenses	6,008,663	5,853,603

Loss from operations	(5,163,463)	(5,328,194)
Interest income	6,070	513
Interest expense	(10,616)	(70,342)

Net loss	(5,168,009)	(5,398,023)

Net loss per common share-basic and diluted	$(0.07)	$(0.05)

Weighted average common shares outstanding-basic and diluted	72,457,014	98,539,617

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common stock, $.001 par
	Number of Shares	Par Value	Additional paid-in Capital	Accumulated deficit	Total stockholders’ deficit
Balance at December 31, 2009	64,904,955	$64,905	$87,201,360	$(95,992,519)	$(8,726,254)

Issuance of common stock through exercise of stock options	40,000	40	11,960		12,000
Issuance of common stock and common stock warrants through December 2010 Private Placement, net issuance costs	14,500,000	14,500	2,499,990		2,514,490
Issuance of common stock through exercises of Series D Preferred Warrants	18,068,297	18,068	2,152,387		2,170,455
Compensation related to employee granted restricted stock			20,316		20,316
Forfeiture of restricted stock	(19,067)	(19)	19		—
Compensation related to employee stock options granted			781,887		781,887
Compensation related to non-employee stock options granted			133,951		133,951
Net Loss				(5,168,009)	(5,168,009)

Balance at December 31, 2010	97,494,185	$97,494	$92,801,870	$(101,160,528)	$(8,261,164)

Issuance of common stock for convertible promissory note interest	408,163	408	59,592		60,000
Issuance of common stock upon conversion of Series D Preferred Stock	2,219,512	2,220	120,403		122,623
Compensation related to employee granted restricted stock			8,480		8,480
Forfeiture of restricted stock	(8,900)	(9)	9		—
Compensation related to employee stock options granted			334,828		334,828
Compensation related to non-employee stock options granted			13,396		13,396
Net Loss				(5,398,023)	(5,398,023)

Balance at December 31, 2011	100,112,960	$100,113	$93,338,578	$(106,558,551)	$(13,119,860)

The accompanying notes are an integral part of these financial statements.

CAMBRIDGE HEART, INC.

STATEMENT OF CASH FLOWS

	Year ended December 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(5,168,009)	$(5,398,023)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	54,626	72,682
Inventory provision	124,476	56,085
Stock based compensation expense	936,154	356,704
Non-cash interest expense	—	60,000
Provisions (credit) for allowance for bad debts	(7,630)	5,243
Gain on sale of fixed assets	(6,589)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,141)	189,600
Inventory	363,429	185,802
Prepaid expenses and other current assets	11,644	(33,382)
Restricted cash	100,000	100,000
Other assets	—	(30,091)
Accounts payable and accrued expenses	(52,786)	27,318

Net cash used for operating activities	(3,658,826)	(4,408,062)

Cash flows from investing activities:
Purchases of fixed assets	(5,893)	(62,534)

Net cash used in investing activities	(5,893)	(62,534)

Cash flows from financing activities:
Exercise of Series D warrants	2,170,454	—
Proceeds from convertible promissory notes	—	600,000
Proceeds from issuance of common stock through exercise of stock options	12,000	—
Proceeds from issuance of common stock and warrants, net of issuance costs	2,514,490	—
Principal payments on capital lease obligations	(3,478)	(5,009)

Net cash provided by financing activities	4,693,466	594,991

Net (decrease) increase in cash and cash equivalents	1,028,747	(3,875,605)
Cash and cash equivalents, beginning of year	3,159,468	4,188,215

Cash and cash equivalents, end of year	$4,188,215	$312,610

Supplemental Disclosure of Cash Flow Information

During 2010 and 2011, the Company paid $10,616 and $10,342, respectively, in cash, in connection with interest obligations. In 2011, the Company issued 408,163 shares of common stock as payment for $60,000 of interest on convertible promissory notes issued in November 2011.

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

Basis of Presentation and Liquidity

The accompanying financial statements have been prepared in accordance with accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (“U.S. GAAP”) that we follow to ensure our financial condition, results of operations, and cash flows are consistently reported.

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

The accompanying financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $5,163,463 and $5,328,194 for the years ended December 31, 2010 and 2011, respectively. The Company’s recurring losses, inability to generate positive cash flows from operations, and liquidity uncertainties from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes its existing resources and currently projected financial results, which give effect to a reduction in certain operating expenses, are sufficient to fund its operations into the third quarter of 2012. In the event that investors in its 2012 Private Placement exercise in full the outstanding additional investment rights to purchase additional 2012 Notes and related warrants, which would provide an additional $735,000 of capital, and provided the Company is able to raise an additional $1.3 million of capital, through the sale of equity or debt securities, which the Company is actively pursuing, or the exercise of existing warrants, the Company believes it would have resources sufficient to fund its operations at least through the end of 2012. The Company anticipates that it will need to raise additional capital through the sale of equity or debt securities, or the exercise of existing warrants, to fund operations beyond 2012. The Company believes that the extent to which the Company will need additional capital to fund operations beyond 2012 will largely be dependent upon the number and growth in MTWA Module placements and the rate at which utilization of our MTWA Test increases. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by its stockholders would be diluted. The Company may have to issue equity or debt securities that have rights, preferences and privileges senior to its existing securities, including common stock. In January and February 2012, the Company issued and sold secured convertible promissory notes (the “2012 Notes”) in the aggregate principal amount of $2,940,000 together with common stock warrants and additional investment rights to new and current institutional and private accredited investors. So long as the 2012 Notes are outstanding, the Company may not, without the consent of holders of 65% of the 2012 Notes, raise capital through the issuance of debt or rights to acquire debt, or enter into any agreement to modify the terms of any equity securities currently outstanding. Further, the Company may not issue equity securities ranking, as to dividends, redemption or distribution of assets upon a liquidation, senior to or pari passu with the Series C-1 Preferred Stock or the Series D Preferred Stock, without the written consent of the holders of at least a majority of the then-outstanding shares of Series C-1 Preferred Stock and Series D Preferred Stock, respectively, voting as a separate class, and the Company may not, without the written consent of the holders of at least a majority of the then-outstanding shares of Series D Preferred Stock, issue debt securities convertible into any equity securities of the Company.

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

At December 31, 2010 and December 31, 2011, respectively, $4,184,124 and $311,433 of the Company’s cash and cash equivalent were in a transaction account. At December 31, 2011, this transaction account was covered by Federal Deposit Insurance Coverage (“FDIC”) in the amount of $250,000. At December 31, 2010 and 2011, the Company classified investments in money market funds totaling $4,091 and $1,177, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In November 2007, the Company entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space. The initial lease term was for 62 months with an option to extend the lease for one extension period of five years. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of the second, third and fourth lease years. The Company occupied the space in February 2008 and, therefore, the reduction began in 2010. The Company has recorded this letter of credit as restricted cash on its balance sheets. During 2010 and 2011, we invested our cash in money market funds. At December 31, 2010 and 2011 the Company’s investments consisted solely of money market funds classified as cash and cash equivalents.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods, provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. Distributors and customers do not have the right to return our products. These distributors provide all direct repair and support services to their customers. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as standalone systems. As necessary, the Company allocates the purchase price to the separate items proportionately based on fair value or amounts charged when sold on a stand-alone basis and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $275,295 at December 31, 2011 ($260,564 at December 31, 2010) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet. The Company offers usage agreements under its Technology Placement Program (“TPP”) whereby customers have use of the HearTwave System and a pre-set level of Micro-V Alternans Sensors for a 90-day period. Under the TPP, the Company retains title to the HearTwave System. The revenue from the TPP is recognized over the term of the usage agreement, which is generally three months. TPP revenue was $20,667 and $11,200 for the years ended December 31, 2010 and 2011, respectively.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. The Company’s actual experience of customer receivables written off directly during 2010 and 2011 was $23,244 and $97,413, respectively. At December 31, 2010 and 2011, the allowance for doubtful accounts was $174,650 and $85,102, respectively.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	2010	2011
Dividend Yield	0.0%	0.0%
Expected Volatility	162%	143%
Risk Free Interest Rate	1.50%	1.17%
Expected Option Terms (in years)	3	5

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience and comparable peer group data.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in 2010 and 2011, the impact of options to purchase 9,816,545 and 10,055,545 shares of common stock, 5,000 shares (4,180,602 shares of common stock on an as-is converted basis) of Series C-1 Convertible Preferred Stock, 1,852 and 1,670 shares (22,585,366 and 20,365,854 shares of common stock on an as-is converted basis) of Series D Convertible Preferred Stock, and warrants issued in connection with the December 2010 Private Placement to purchase 15,660,000 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive as of December 31, 2010 and 2011, respectively.

Comprehensive Loss

For the years ended December 31, 2010 and 2011, the Company had no elements of other comprehensive loss.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and convertible promissory notes approximate their fair values at December 31, 2010 and 2011 because of their short term nature. The fair value of capital lease obligations is estimated at its carrying value based on current rates.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2009, the Company recorded a provision of $967,148 for excess inventory built up in connection with our contractual obligation as part of the co-marketing agreement with St. Jude Medical. In March 2007, we entered into a co-marketing agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our HearTwave II System and other MTWA products to cardiologists and electrophysiologists in North America. The agreement with St. Jude Medical ended on November 5, 2008. Pursuant to the terms of the co-marketing agreement, we were contractually obligated to build up our inventory for HearTwave II Systems. Consequently, the level of our inventory exceeds our current sales projections of the HearTwave II System for the next 12 months. The provision is based on the uncertainty of realizing the value of the excess inventory. As of December 31, 2010 and 2011, the Company’s inventory reserve totaled $1,091,624 and $1,057,746, respectively. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Licensing Fees and Patent Costs

The Company has entered into a licensing agreement giving the Company the exclusive rights to certain patents and technologies and the right to market and distribute any products developed, subject to certain covenants. Payments made under this licensing agreement and costs associated with patent applications have generally been expensed as incurred, because recovery of these costs is uncertain. However, certain costs associated with patent applications for products and processes which have received regulatory approval and are available for commercial sale have been capitalized and are being amortized over their estimated economic life of 5 years. The amount of unamortized cost capitalized and included in other assets in the accompanying balance sheets at December 31, 2010 and 2011 was $38,629 and $36,667, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured by applying the enacted tax rates and laws to taxable years in which the differences are expected to reverse. The Company recognizes a deferred tax asset for the tax benefit of net operating loss carryforwards when it is more likely than not that the tax benefits will be realized and reduce the deferred tax asset with a valuation reserve when it is more likely than not that some portion of the tax benefits will not be realized.

We use a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes.

Recent Accounting Pronouncements

In September 2009, the FASB issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. This guidance was adopted by the Company on January 1, 2011 and has not had a material impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued new rules which changed the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. This guidance was adopted by the Company on January 1, 2011 and has not had a material impact to the Company’s financial position or results of operations.

In June 2011, the FASB issued new rules which require all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011. This guidance was adopted by the Company on January 1, 2012 and will not have a material impact to the Company’s financial position or results of operations.

3. Inventory

Inventories consisted of the following at December 31, 2010 and 2011, respectively:

	December 31,
	2010	2011
Raw materials	$119,914	$62,704
Work in process	14,284	6,586
Finished goods	552,066	375,087

	$686,264	$444,377

4. Fixed Assets

Fixed assets consisted of the following at December 31, 2010 and 2011, respectively:

	Estimated useful lives (years)
		December 31,
		2010	2011
Computer equipment	3-5	$902,216	$908,476
Manufacturing equipment	5	424,670	424,670
Office furniture	7	130,395	130,395
Sales demonstration and clinical equipment	3-5	1,159,202	1,214,849
Leasehold Improvements	Life of Lease	47,204	47,204

		2,663,687	2,725,594
Less-accumulated depreciation		2,473,393	2,543,483

		$190,294	$182,111

The Company recorded depreciation expense of $50,678 and $70,718 for the years ended December 31, 2010 and 2011, respectively.

5. Other Assets

Other assets consisted of the following at December 31, 2010 and 2011, respectively:

	Estimated useful lives (years)
		December 31,
		2010	2011
Capitalized software development costs	3	$1,482,728	$1,482,728
Patents	5	228,548	228,548
Other assets		11,509	41,597

		1,722,785	1,752,873
Less-accumulated amortization		1,672,647	1,674,609

		$50,138	$78,264

The Company recorded amortization expense of $3,948 and $1,963 for the years ended December 31, 2010 and 2011, respectively.

6. Fair Value Measurement

The Fair Value Measurements topic of the FASB Codification establishes a framework for measuring fair value in accordance with U.S. GAAP, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. This guidance requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. Financial liabilities measured at fair value on a recurring basis at December 31, 2011 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Liabilities
Convertible Notes Payable		$600,000		$600,000

Total liabilities	$—	$600,000	$—	$600,000

The fair value of the convertible notes payable was determined based upon current credit adjusted borrowing rates that are currently available to the Company for loans with similar terms and average maturities.

7. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2010 and 2011, respectively:

	December 31,
	2010	2011
Accrued employee compensation	$270,706	$187,544
Deferred revenue	260,564	275,295
Deferred rent	102,029	64,627
Accrued product warranty costs	14,609	23,933
Accrued professional fees	185,921	248,217
Accrued other	192,146	210,078

	$1,025,975	$1,009,694

8. Capital Lease

The Company is the lessee of office equipment under a capital lease expiring in 2015. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for fiscal year 2010 and 2011.

Following is a summary of property held under capital leases as of December 31, 2010 and 2011, respectively:

	December 31,
	2010	2011
Office equipment	$37,190	$37,190
Accumulated amortization	(3,478)	(8,487)

	$33,712	$28,703

Minimum future lease payments under capital leases as of December 31, 2011, were as follows:

Amount
2012	$14,239
2013	14,239
2014	14,239
2015	1,186

Net minimum lease payments	43,903
Amount representing interest	(15,200)

Present value of net minimum lease payments	$28,703

Interest rate on capital leases is 29% and is imputed based on the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return. Certain capital leases provide renewal or purchase options.

9. Convertible Promissory Notes

On November 14, 2011, the Company entered into a Convertible Note Purchase Agreement with two current shareholders of the Company, pursuant to which the Company issued senior unsecured convertible promissory notes (the “ 2011 Notes”) in the aggregate principal amount of $600,000. As part of the financing, the Company issued a note to Mr. Roderick de Greef, the Company’s Chairman of the Board, in the principal amount of $250,000 and a note to an existing shareholder in the principal amount of $350,000. The 2011 Notes converted into secured convertible promissory notes in an aggregate principal amount of $600,000 together with a corresponding amount of warrants and additional investment rights in connection with the Company’s 2012 private placement financing described in Note 18.

At December 31, 2011, the 2011 Notes were due and payable by the Company on November 14, 2012 and could not be prepaid by the Company. The 2011 Notes were unsecured, but were senior to all then outstanding debt or equity of the Company on any liquidation, dissolution or winding up of the Company or in the case of the sale of the Company. The 2011 Notes bore a one-time interest amount equal to 10% percent of the principal amount of the 2011 Notes, paid in full on November 14, 2011 through the issuance of 408,163 shares of common stock of the Company determined by the product of 10% percent of the principal amount of the Notes divided by the volume weighted average price (“VWAP”) of the common stock for the ten trading days prior to but not including the Closing Date, which was $0.15.

Subject to the conditions set forth in the 2011 Notes financing agreement, the 2011 Notes were to convert automatically upon the closing of an offering by the Company of equity securities or debt convertible into equity securities on or before December 31, 2011in a single or series of related closings, with immediately available gross proceeds of at least $2,500,000, excluding amounts represented by the 2011 Notes (a “Qualified Financing”), into securities with the same rights, priorities and privileges as are purchased in the Qualified Financing, based on a conversion ratio equal to the principal amount of the 2011 Notes divided by the price per share paid in the Qualified Financing in the case of an equity financing, or into a debt instrument or instruments of the same class and series issued to other investors in the Qualified Financing, including any warrants issued in connection therewith, having an original principal amount equal to the outstanding principal balance of the 2011 Notes in the case of a convertible debt financing.

In the event that the Company completed an equity financing that did not qualify as a Qualified Financing (a “Financing”) pursuant to the November 2011 financing agreement, then the holders of the 2011 Notes, in most circumstances, had the option to convert the 2011 Notes into securities with the same rights, priorities and privileges as are purchased in the Financing, based on a conversion ratio equal to the principal amount of the 2011 Notes divided by the price per share paid in the Financing. In the event that the Company did not complete a Qualified Financing or a Financing on or before December 31, 2011, then the holders of the 2011 Notes had the option to convert the 2011 Notes into shares of common stock based on a conversion ratio equal to the principal amount of the 2011 Note divided by the VWAP of the common stock for the ten trading days prior to but not including the date on which the holder delivers written notice of his intention to convert the 2011 Notes. The 2011 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 480—Distinguishing Liabilities from Equity and are recorded on the accompanying balance sheet at fair value.

In closing on January 17, 2012 and February 28, 2012, the Company issued and sold secured convertible promissory notes (the “2012 Notes”) in the aggregate principal amount of $2,940,000 together with common stock warrants and additional investment rights described below to new and current institutional and private accredited investors pursuant to the terms of two Subscription Agreements dated January 17, 2012 and a Subscription Agreement dated February 28, 2012 between the Company and the investors party thereto (collectively, the “ 2012 Private Placement”).

The 2012 Private Placement provided $2.9 million of gross proceeds, including the conversion of $600,000 of the 2011 Notes. The securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The 2012 Notes are convertible into common stock of the Company at a conversion price of $0.11 per share. The conversion price of the 2012 Notes is subject to adjustment in certain circumstances. If the Company issues shares of common stock, or securities convertible into or exercisable for shares of common stock, at a price lower than the conversion price, then the conversion price of the 2012 Notes will, with limited exceptions, be adjusted to such lower price.

The 2012 Notes will mature on July 17, 2013 and bear interest at the rate of 8% per annum due and payable quarterly in arrears commencing March 31, 2012 and upon maturity. Interest on the 2012 Notes is payable in cash or, at the election of the Company, in shares of common stock, provided that (i) no Event of Default (as defined in the 2012 Notes) has occurred, (ii) the common stock is resellable without transfer or volume limitations, (iii) payment in common stock would not cause the investor to exceed the investor’s Individual Ownership Threshold (as defined below), and (iv) 85% of the volume weighted average price per share of the Company’s common stock for the 20 trading days ending on the due date of the interest payment being made (the “PIK Share Value”) is at least $0.20. Common stock employed to pay interest will be valued at the PIK Share Value. In the event that the 2012 Notes are converted voluntarily by the holder at any time prior to July 17, 2013, the interest payable on the 2012 Note will be increased by an amount equal to $200 per $1,000 of converted principle amount of such 2012 Note, less any interest payments made with respect to the converted 2012 Note (the “Additional Interest”). The Additional Interest is payable in cash, or at the Company’s election in common stock of the Company, at a conversion price equal to the PIK Share Value provided that certain conditions are met. In order for the Company to be able to pay the Additional Interest in common stock, the PIK Share Value must be at least $0.20 and the payment of Additional Interest in common stock must not cause the Investor to exceed the investor’s Individual Ownership Threshold as defined in the 2012 Notes. Additionally, if the PIK Share Value is at least $0.20, the Note holder can elect to receive the Additional Interest in shares of common stock.

The Company has the limited ability to force the 2012 Note holders to convert the 2012 Notes in the event that the following conditions are met for each of the 20 consecutive trading days preceding conversion: (i) the closing bid price for the common stock is equal to or greater than 227% of the conversion price of the 2012 Notes, (ii) a registration statement registering for resale of all of the common stock issuable upon conversion of the 2012 Notes and exercise of the Warrants is effective and included therein as registered all of the common stock issuable upon conversion of the 2012 Notes and exercise of the Warrants (as defined below), and (iii) an Event of Default (as defined in the Note) or an event which with the passage of time would become an Event of Default has not occurred. If the foregoing conditions are met, the Company can force conversion of the 2012 Notes in an aggregate principal amount not to exceed 25% of the aggregate dollar trading volume of shares of the Company’s common stock during the seven trading days immediately preceding the date on which the Company seeks to convert the 2012 Notes.

The 2012 Notes may be accelerated under certain circumstances, including upon a Fundamental Transaction (as defined below) or upon an Event of Default (as defined in the Note). In the event that (a) the Company effects any merger or consolidation with or into another entity, (b) the Company sells all or substantially all of its assets, (c) a tender offer or exchange offer is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, (d) the Company completes a stock purchase or other business combination whereby one or more persons acquire more than 50% of the outstanding shares of common stock of the Company, (e) any “person” or “group” (as defined for purposes of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) acquires, directly or indirectly, 50% of the aggregate common stock of the Company or (f) the Company effects any reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (other than a reverse merger) (each, a “Fundamental Transaction”), then until twenty business days after the Company notifies the Note holder of the occurrence of the Fundamental Transaction, the 2012 Note holder may elect to accelerate the maturity date of the 2012 Note as of the date of the Fundamental Transaction. Upon an Event of Default, then, at the option of the 2012 Note holder, all principal and interest under the 2012 Note then remaining unpaid will be immediately due and payable upon demand by the 2012 Note holder.

The 2012 Note holders may require the Company to redeem the 2012 Notes under certain other circumstances. In the event that the Company is prohibited from issuing the conversion shares, upon the occurrence of any Event of Default, upon the occurrence of a Change in Control (as defined in the Subscription Agreement), or upon the liquidation, dissolution or winding up of the Company, at the investor’s election, the Company must pay to each investor a sum of money determined by multiplying the outstanding principal amount of the 2012 Note designated by each such investor by, at such investor’s election, the greater of (i) 120%, or (ii) a fraction the numerator of which is the highest closing price of the common stock for the thirty (30) days preceding the date demand is made by the investor and the denominator of which is the lowest applicable conversion price during such thirty (30) day period, plus accrued but unpaid interest and any other amounts due to the investor (the “Mandatory Redemption Payment”). Upon the payment of the Mandatory Redemption Payment, the corresponding 2012 Note principal, interest and other amounts will be deemed paid and no longer outstanding.

The 2012 Notes are secured by all of the assets of the Company in connection with which the Company has entered into a Security Agreement granting a first priority security interest in all of the assets of the Company and appointing a collateral agent to act on behalf of the investors with respect to the collateral.

Under the terms of the 2012 Private Placement, the Company issued to the Investors warrants (the “Warrants”) to purchase an aggregate of 26,727,266 shares of common stock (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closing of the 2012 Private Placement) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The exercise price of the Warrants is subject to adjustment in certain circumstances. If the Company issues shares of common stock, or securities convertible into or exercisable for shares of common stock, at a price lower than the exercise price, then the exercise price of the Warrants will, with limited exceptions, be adjusted to such lower price. The Warrants will terminate on January 17, 2016.

Under the terms of the 2012 Private Placement, the Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such investor at the closing of the 2012 Private Placement and a corresponding amount of Warrants, at any time prior to July 15, 2012.

The 2012 Notes may not be converted, and the Warrants may not be exercised, to the extent such conversion or exercise would cause the holder, together with the holder’s affiliates, to beneficially own a number of shares of common stock which would exceed 4.99% of the Company’s then outstanding shares of common stock following such conversion or exercise, except that any investor may increase or waive the 4.99% conversion limitation, in whole or in part, by designating a higher amount on such investor’s signature page to the Subscription Agreement and also following the closing date upon and effective after 61 days prior written notice to the Company (the “Individual Ownership Limit”).

Pursuant to the Subscription Agreements, the Company agreed to file a registration statement registering the shares of common stock underlying the 2012 Notes and Warrants by no later than April 15, 2012. The Company will use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable but in any event on or before June 1, 2012. In the unanticipated event that the Company fails to file the registration statement or the registration statement is not declared effective by the applicable deadline, the Company will pay to each investor an amount equal to 0.5% of the principal amount of the outstanding 2012 Notes and purchase price of the Shares and Warrant Shares issued upon conversion of the 2012 Notes and exercise of the Warrants for each 30 day period after the deadline until the registration statement is filed or declared effective, as applicable (or such lesser pro-rata amount for any period of less than 30 days), up to a maximum of 5% of the 2012 Note principal plus the aggregate actual Warrant exercise prices (the “Liquidated Damages”). Further, the Company will be required to pay Liquidated Damages if the registration statement, after being filed and declared effective, ceases to be effective without being succeeded within 22 business days by an effective replacement or amended registration statement, or for a period of time that exceeds 45 days in the aggregate per year.

Pursuant to the Subscription Agreements, the Company agreed to certain positive and negative covenants as set forth in the Subscription Agreements, the 2012 Notes and the Warrants (collectively, the “Transaction Documents”). The holders of at least sixty-five percent (65%) of each affected component of the securities issued in the 2012 Private Placement and upon any Additional Offering (as defined below) may consent to take or forebear from any action permitted under or in connection with the Transaction Documents, modify any Transaction Documents or waive any default or requirement applicable to the Company or the investors under the Transaction Documents provided the effect of such action does not waive any accrued interest or damages and further provided that the relative rights of the Investors to each other remains unchanged.

For a year following January 17, 2012, with limited exceptions, the investors have a right of first refusal with respect to any proposed sale by the Company of its common stock or other securities or equity linked debt obligations. If all 2012 Note holders do not exercise their pro rata share, then the participating 2012 Note holders can take up the balance of the financing round pro rata.

10. Convertible Preferred Stock

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

Pursuant to the terms of the Certificate of Designation of the Series C-1 Preferred Stock and the Certificate of Designation of the Series D Preferred Stock, the Company may not authorize, create or issue a class of equity ranking, as to dividends, redemption or distribution of assets upon a liquidation, senior to or pari passu with the

Series C-1 Preferred Stock or the Series D Preferred Stock, without the written consent of the holders of at least a majority of the then-outstanding shares of Series C-1 Preferred Stock and Series D Preferred Stock, respectively, voting as a separate class. Further, the Company may not, without the written consent of the holders of at least a majority of the then-outstanding shares of Series D Preferred Stock, authorize, create or issue a class of debt securities convertible into any equity securities of the Company.

Total shares of Convertible Preferred Stock issued and outstanding at December 31, 2010 and 2011, respectively, are as follows:

	December 31,
	2010	2011
Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,852	1,670
Liquidation preference and redemption value	$1,852,000	$1,670,000

Total Convertible Preferred
Shares issued and outstanding	6,852	6,670
Liquidation preference and redemption value	$14,352,000	$14,170,000

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

The holders of the Series C Preferred Stock were entitled to receive cumulative cash dividends at the rate of eight percent (8%) of the Series C Original Issue Price per year (the “Series C Dividend”) on each outstanding share of Series C Preferred Stock, provided, however, that the Series C Dividend was only payable when, and if declared by the Board of Directors. The Series C Dividend was payable prior and in preference to any declaration or payment of any dividend on common stock, other series of Preferred Stock or any other capital stock of the Company.

The conversion price feature of the Series C Preferred Stock was subject to adjustment in certain circumstances if the Company issued shares of common stock under those circumstances on or before March 21, 2008 at a purchase price below the conversion price of the Series C Preferred Stock. No additional shares were issued as a result of this provision.

The holders of Series C Preferred Stock were entitled to receive, prior and in preference to any distribution of the proceeds from any liquidation (including change-in-control events), dissolution or winding up of the Company, whether voluntary or involuntary, to holders of common stock, other series of preferred stock or any other capital stock of the Company, an amount per share equal to the Series C Original Issue Price, plus declared but unpaid dividends on such shares.

The holders of Series C Preferred Stock were entitled to vote, on an as-if converted basis, along with holders of the Company’s common stock on all matters on which holder of common stock are entitled to vote.

In order to be able to issue securities in the Series D Financing, described below, that are senior to the Series C Preferred Stock previously issued by the Company, the Company entered into a Share Exchange Agreement with St. Jude Medical, dated as of December 23, 2009, pursuant to which St. Jude Medical exchanged 5,000 shares of the Company’s Series C Preferred Stock, representing 100% of the issued and outstanding Series C Preferred Stock, for 5,000 newly issued shares of the Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”). The terms of the Series C-1 Preferred Stock are substantially the same as the terms of the Series C Preferred Stock except that the Series C-1 Preferred Stock is junior to the Series D Preferred Stock in the event of a liquidation or deemed liquidation of the Company.

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

In the event of a liquidation of the Company (including an Acquisition Transaction or Asset Transfer, each as defined in the Certificate of Designation of the Series C-1 Preferred Stock), the holders of Series C-1 are entitled to receive an amount equal to the Deemed Series C-1 Original Issue Price plus declared but unpaid dividends after the payment to the holders of Series D Preferred Stock, but before any amount to the holders of common stock, and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior to or on parity with the Series C-1 Preferred Stock with respect to liquidation preference.

Under FASB issued guidance, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series C-1 Preferred Stock outside of permanent equity based on the rights of the Series C-1 Preferred Stock in a deemed liquidation.

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

An analysis was performed on the exercise and settlement provisions of the Long-Term and Short-Term Warrants as of December 23, 2009. As a result, it was determined that they were not considered derivative instruments under Accounting Standards Codification (“ASC”) 815—Derivatives and Hedging as they met the scope exception since they are both indexed to the Company’s own stock and are classified in stockholders’ deficit in the Company’s balance sheet.

The conversion price of the Series D Preferred Stock is subject to adjustment in certain circumstances. If the Company issued shares of common stock at a purchase price below the conversion price of the Series D Preferred Stock at any time on or before August 23, 2011, the conversion price of the Series D Preferred Stock would have been adjusted as set forth in the Series D Certificate of Designation (as defined below). In determining the appropriate accounting for the conversion feature for the Series D Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815—Derivatives and Hedging.

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

In the event of a liquidation of the Company (including an Acquisition Transaction or Asset Transfer, each as defined in the Certificate of Designation for the Series D Preferred Stock), the holders of Series D Preferred Stock are entitled to receive an amount equal to the Series D Original Issue Price plus declared but unpaid dividends before the payment of any amount to the holders of common stock, Series C-1 Convertible Preferred Stock and all other equity or equity equivalent securities of the Company other than those securities that are explicitly senior to or on parity with the Series D Preferred Stock with respect to liquidation preference.

Under FASB issued guidance, preferred securities that are redeemable for cash or other assets are to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Accordingly, the Company classified the Series D Preferred Stock outside of permanent equity based on the rights of the Series D Preferred Stock in a deemed liquidation.

Under U.S. GAAP, proceeds from the sale of securities are to be allocated to each financial instrument based on their relative fair market value. Further, if the convertible preferred stock has an effective price that is less than the fair value of the common stock into which it is convertible on the date of issuance, the difference between the effective price and the fair value represents a beneficial conversion feature. In this regard, we allocated the net proceeds from the Series D Financing based on the relative fair market value of the Series D Preferred Stock using the Company’s closing common stock price as of December 23, 2009 and to the related warrants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair market value of the warrants using the Black-Scholes option pricing model:

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

In June 2011, an investor converted 82 shares of Series D Preferred Stock resulting in the issuance of 1,000,000 shares of common stock of the Company. In September 2011, an investor converted 100 shares of Series D Preferred Stock resulting in the issuance of 1,219,512 shares of common stock of the Company. At December 31, 2011 there were 1,670 shares of Series D Preferred Stock outstanding, convertible into 20,365,854 shares of common stock.

11. Stockholders’ Equity

Common Stock

The Company has authorized 150,000,000 shares of $0.001 par value common stock at December 31, 2010. In 2011, the stockholders approved an amendment to the Company’s Certificate of Incorporation which increased the number of shares of common stock authorized for issuance from 150,000,000 to 250,000,000 shares. At March 30, 2012, the Company had 100,112,960 common shares outstanding.

Following the completion of the private placement financing in 2012, there are 32,806,874 shares of unissued and unreserved Common Stock available for future use.

Warrants

In December 2010, the Company completed the December 2010 Private Placement. The transaction consisted of Units that were comprised of one share of common stock and a warrant to purchase one share of common stock. Each warrant included in the Unit entitles the holder to purchase one share of common stock for

$0.25 for a period of five years from the date of issuance. In addition, the Company issued 1,160,000 warrants to purchase common stock to the selling agent in the December 2010 Private Placement. An analysis was performed on the exercise and settlement provisions of the warrants issued in connection with the December 2010 Private Placement as of December 31, 2010. As a result, it was determined that they are not considered derivative instruments under ASC 815—Derivatives and Hedging, as they meet the scope exception since they are both indexed to the Company’s own stock and are classified in stockholders’ equity (deficit) in the Company’s balance sheet. In addition, under GAAP, proceeds from the sale of securities are to be allocated to each financial instrument based on their relative fair market value. In this regard, we allocated the proceeds from the sale of the common stock based on the relative fair market value of the common stock and warrants using the Company’s closing common stock price as of December 20, 2010 and to the related warrants using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair market value of the warrants using the Black-Scholes option pricing model:

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

At December 31, 2010 and 2011, there were 15,660,000 warrants to purchase shares of common stock outstanding.

12. Stock-Based Compensation

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan (the “2001 Plan”) provides for the grant of stock options and restricted stock awards to eligible employees, officers, directors, consultants and advisors of the Company. During 2008, the Board of Directors authorized and the stockholders approved an amendment of the 2001 Plan to increase the total number of shares authorized for issuance under the 2001 Plan from 8,250,000 to 9,750,000 shares of the Company’s common stock and to increase the number of shares of restricted common stock authorized for issuance under the 2001 Plan from 1,500,000 to 2,100,000 shares of the Company’s common stock. Under the terms of the plan, stock options may not be granted at less than fair market value of the Company’s common stock at the date of the grant and for a term not to exceed ten years. No shares of restricted stock were granted under the 2001 Plan in 2010 or 2011.

Options granted under all of the Company’s equity incentive plans generally vest annually over a three to four year vesting period. Certain stock option awards are subject to accelerated vesting.

Non-Plan Options

At December 31, 2010 and 2011, the Company had 5,188,858 non-plan stock options outstanding which were granted in 2010 to senior executives, board members, and consultants. Although granted outside of the Company’s 2001 Plan, the options nevertheless are subject to the terms and conditions of the 2001 Plan as if granted thereunder.

There were no new restricted stock grants issued for the years ended December 31, 2010 and 2011. On December 31, 2010 and 2011, 1,149,283, and 1,158,183 shares of restricted stock were available for future grant. Included in the Company’s statement of operations was $20,316 and $8,480 of compensation expense related to restricted stock for the year ended December 31, 2010 and 2011, respectively. Unvested restricted stock activity for the years ended December 31, 2010 and 2011was as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested balance as of December 31, 2009	293,800	$2.32

Granted	—	$—
Vested	(224,866)	2.89
Forfeited	(19,067)	0.48

Nonvested balance as of December 31, 2010	49,867	$0.45

Granted	—	$—
Vested	(40,967)	0.48
Forfeited	(8,900)	0.33

Nonvested balance as of December 31, 2011	—	$—

At December 31, 2010, 9,816,545 shares of common stock were reserved for issuance upon exercise of the options issued under the Company’s stock option plans and there were 2,678,855 options available for future grant.

At December 31, 2011, 10,055,545 shares of common stock were reserved for issuance upon exercise of the options issued under the Company’s stock option plans and there were 2,428,756 options available for future grant.

Stock option transactions under all of the Company’s equity incentive plans during the years ended December 31, 2010 and 2011 summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	5,928,367	$1.47
Granted	7,138,512	0.16
Exercised	(40,000)	0.30
Canceled/Forfeited	(3,210,334)	1.91
Outstanding and expected to vest at December 31, 2010	9,816,545	$0.58	8.50	$516,169

Exerciseable at December 31, 2010	5,046,596	$0.58	7.86	$175,517

Vested and expected to vest at December 31, 2010	9,816,545	$0.58	8.50	$516,169

Outstanding at January 1, 2011	9,816,545	$0.58
Granted	595,000	0.23
Exercised	—	—
Canceled/Forfeited	(356,000)	1.03
Outstanding and expected to vest at December 31, 2011	10,055,545	$0.35	7.78	$—

Exerciseable at December 31, 2011	6,780,468	$0.43	7.46	$—

Vested and expected to vest at December 31, 2011	10,055,545	$0.35	7.78	$—

The fair value of the options granted in 2011 was $121,341 with a per share weighted average fair value of $0.20. The fair value of the options granted in 2010 was $1,136,062 with a per share weighted average fair value of $0.159. The amount was estimated using the Black-Scholes option pricing model with the assumptions listed in Note 2. All stock options granted have exercise prices equal to the fair market value of the common stock on the date of grant.

As of December 31, 2011, there was $336,383 of total unrecognized compensation cost related to approximately 3,275,077 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 5 years. There were 40,000 and 0 stock option shares exercised during 2010 and 2011, respectively.

The following table summarizes information about stock options outstanding under all of the Company’s stock option plans at December 31, 2011:

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options Exerciseable	Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Exerciseable
$0.08 - $0.19	7,645,509	8.27	$0.16	4,882,102	8.29	$0.16
$0.20 - $0.50	1,630,336	6.44	0.29	1,118,666	5.17	0.31
$0.51 - $1.00	122,000	5.99	0.64	122,000	5.99	0.64
$1.01 - $2.50	288,000	5.40	2.17	288,000	4.86	2.17
$2.51 - $4.00	334,700	5.97	2.80	334,700	5.97	2.80
$4.01 - $9.38	35,000	5.46	4.35	35,000	5.46	4.35

	10,055,545	7.78	$0.35	6,780,468	7.46	$0.43

The Company recognized the full impact of its share-based payment plans in the statement of operations for 2010 and 2011 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statements of operations:

	2010	2011
Cost of goods sold	$8,791	$5,488
Research and development	7,034	6,585
Selling, general and administrative	920,328	344,631

Stock-based compensation expense	$936,154	$356,704

The Company has recorded compensation expense related to options granted to non-employee consultants for services rendered, totaling $133,952 in 2010 and $0 in 2011.

13. Income Taxes

There is no provision for income taxes because the Company has experienced recurring losses. The reported amount of income tax expense for each year differs from the amount that would result from applying federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2010 and 2011 are as follows:

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2010	2011
Net operating loss carryforwards	$17,275,641	$19,044,949
Research and development tax credit carryforwards	342,194	353,346
Capitalized research and development	556,558	340,415
Stock-based compensation	1,836,625	1,884,574
Other	722,387	661,645

Gross deferred tax assets	20,733,405	22,284,930
Capitalized software	—	—
Fixed assets	(13,274)	(1,454)
Patent costs	(15,026)	(13,709)

	20,705,105	22,269,767
Deferred tax asset valuation allowance	(20,705,105)	(22,269,767)

Net deferred tax assets	$—	$—

The Company has generated taxable losses from operations since inception and, accordingly, has no taxable income available to offset the carryback of net operating losses. In addition, although management’s operating plans anticipate taxable income in future periods, such plans provide for taxable losses over the near term and make significant assumptions which cannot be reasonably assured. Based upon the weight of all available evidence, the Company has provided a full valuation allowance for its net deferred tax assets since, in the opinion of management, realization of these future benefits is not sufficiently assured (defined as a likelihood of more than 50 percent). Future ownership changes could further restrict the utilization of the Company’s net operating losses, reducing or eliminating the benefits of such net operating losses.

During 2011, the valuation allowance increased by $1,564,662, net of expired federal and state net operating loss carryforwards.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate for the years ended December 31, 2010 and 2011 primarily due to the following:

	2010	2011
Statutory US federal tax rate	-34.00%	-34.00%
State taxes, net of federal benefit	8.40%	2.17%
Non-deductible expenses	5.00%	0.15%
Other	-6.30%	3.00%
Valuation allowance	26.90%	29.00%

Effective tax rate	0.00%	0.00%

As of December 31, 2011, the Company has approximately $52,599,000 federal and $22,660,000 state net operating loss carryforwards and $43,000 and $471,000 of federal and state research and development credits, respectively, which may be used to offset future federal and state taxable income and tax liabilities, respectively. The credits and carryforwards expire in various years ranging from 2012 to 2031.

An ownership change, as defined in the Internal Revenue Code, resulting from the Company’s issuance of additional stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities. The amount of the annual limitation is determined based upon the Company’s fair value immediately prior to the ownership change. The Company has performed a preliminary analysis of its change in ownership and believes that ownership changes have occurred that will limit the future utilization of the Company’s loss carryforwards. The Company has estimated that as of December 31, 2011 approximately $24,137,000 of federal and $0 state NOLs may be limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $8,206,580. The Company has also estimated that as of December 31, 2011 approximately $934,000 of federal and $0 state R&D credits may be limited and unavailable to offset future taxable income, resulting in a reduction of the related deferred tax asset and valuation allowance of approximately $934,000. It is possible that additional changes in ownership can further limit the amounts of net operating losses which may be utilized. As the Company finalizes this analysis, these amounts may change.

As of December 31, 2011 and 2010, the total amount of unrecognized tax benefits was $166,000. The Company expects resolution of unrecognized tax benefits would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect recognition of any unrecognized tax benefits would affect the effective tax rate.

The change in unrecognized tax benefits for the years ended December 31, 2010 and 2011 is as follows:

Unrecognized tax benefits

	2010	2011
Balance beginning January 1	$166,000	$166,000
Inc/Dec for tax positions related to prior years	—	—
Inc/Dec for tax positions related to current year	—	—
Settlements	—	—
Reductions for Expiration of Statue of Limitations	—	—

Balance ending December 31	$166,000	$166,000

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

Tax years ended December 31, 2007, 2008, 2009, 2010, and 2011 remain subject to examination by major taxing jurisdictions, which are Internal Revenue Service and the Commonwealth of Massachusetts. However, since the Company has net operating loss and tax credit carryforwards which may be utilized in future years to offset taxable income, all years that include carryforwards are subject to review by relevant taxing authorities to the extent of the carryforward utilized.

14. Savings Plan

In January 1995, the Company adopted a retirement savings plan for all employees pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate on the first day of the calendar quarter following their hire date. Employees may contribute any whole percentage of their salary, up to a maximum annual statutory limit. The Company is not required to contribute to this plan. The Company made no contributions to this plan in 2010 or 2011.

15. Commitments and Contingencies

Guarantor Arrangements

The Company warrants all of its non-disposable products as to compliance with their specifications and that the products are free from defects in material and workmanship for a period of 13 months from the date of delivery. The Company maintains a reserve for the estimated costs of potential future repair of our products during this warranty period. The amount of reserve is based on the Company’s actual return and repair cost experience. The Company has accrued $14,609 and $23,933 for the estimated future cost of warranties at December 31, 2010 and 2011, respectively.

	December 31,
	2010	2011
Balance at beginning of period	$29,384	$14,609
Provision for warranty for units sold	51,318	34,690
Cost of warranty incurred	(66,093)	(25,366)

Balance at end of period	$14,609	$23,933

Operating Leases

The Company has a five-year operating lease for office space, expiring in 2013, with a renewal option for an additional five years. Total rent expense under all operating leases was approximately $347,400 for the years ended December 31, 2010 and 2011. At December 31, 2011, future minimum rental payments under the non-cancelable leases are $395,019 and $132,808 for fiscal years 2012 and 2013, respectively.

Contingencies

The Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Maintenance Fees

Under the terms of certain license, consulting and technology agreements, the Company is required to pay royalties on sales of its products. Minimum license maintenance fees under the license agreement, which can be credited against royalties otherwise payable for each year, are $10,000 per year through 2013. The Company is committed to pay an aggregate of $20,000 of such minimum license maintenance fees subsequent to December 31, 2011 as the technology is used. License maintenance fees paid during 2010 and 2011amounted to $10,000 each year. The future minimum license maintenance fee commitments at December 31, 2011 are approximately as follows:

2012	$10,000
2013	10,000

Total	$20,000

During the term of these license agreements, the Company is obligated to pay a 1.5% royalty based on net sales of any products developed from the licensed technologies. The license maintenance fees described above are creditable against royalties otherwise payable for such year.

16. Related Party Transactions, Including Royalty Obligations

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

Under the terms of the Consulting Agreement, Dr. Cohen agreed to be available to the Company for consultation for a minimum of 18 days per year (the “Base Consulting Services”) until the expiration of the consulting period on December 31, 2015 (the “Consulting Period”). During the period beginning January 1, 2007 and ending on December 31, 2009 (the “Interim Consulting Period”), Dr. Cohen agreed to be available for consultation for up to 42 days per year. On March 11, 2010, the Company and Dr. Cohen entered into Amendment No. 1 to the Consulting Agreement (“Amendment No. 1”) which extended the Interim Consulting Period to December 31, 2010. In January 2011, the Interim Consulting Period was extended to December 31, 2011.

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

Under the Consulting Agreement, Dr. Cohen also received an aggregate of 175,000 shares of restricted common stock of the Company (the “Restricted Shares”) subject to the terms and conditions of the Company’s 2001 Stock Incentive Plan. The Restricted Shares vested on January 1, 2010. Pursuant to Amendment No. 1, in consideration for the reduction in Monthly Royalty payments noted above, Dr. Cohen received a stock option to purchase 561,982 shares of common stock of the Company, which became exercisable in nine equal monthly installments beginning on April 11, 2010 and which was granted outside of the Company’s 2001 Stock Incentive Plan, but nevertheless subject to the terms and conditions of the 2001 Stock Incentive Plan. Pursuant to Amendment No. 1, in recognition of his service as Chairman of the Scientific Advisory Committee, Dr. Cohen received a stock option, under the Company’s 2001 Stock Incentive Plan, to purchase 100,000 shares of the common stock of the Company, which became exercisable in full on March 11, 2010. Additionally, in consideration for his services as Chairman of the Company’s Scientific Advisory Board during 2010, Dr. Cohen received a stock option to purchase 43,407 shares of common stock of the Company, which became exercisable in nine equal monthly installments beginning on April 11, 2010 and which was granted outside of the Company’s 2001 Stock Incentive Plan, but nevertheless subject to the terms and conditions of the 2001 Stock Incentive Plan, and will be paid a total cash fee of $5,000, payable monthly for the fiscal year 2010.

The Company recognized royalty expense in connection with the Consulting Agreement of $106,366 and $169,681 during fiscal 2010 and 2011, respectively.

Convertible Promissory Notes

On November 14, 2011, the Company entered into a Convertible Note Purchase Agreement with two current shareholders of the Company, pursuant to which the Company issued senior unsecured convertible promissory notes in the aggregate principal amount of $600,000. As part of the financing, the Company issued a note to Mr. Roderick de Greef, the Company’s Chairman of the Board, in the principal amount of $250,000. The 2011 Notes converted into secured convertible promissory notes in an aggregate principal amount of $600,000 together with a corresponding amount of warrants and additional investment rights in connection with the Company’s January 2012 private placement financing described in Note 18.

17. Major Customers, Export Sales and Concentration of Credit Risk

As of December 31, 2010 no customer accounted for 10% or higher of total revenue and accounts receivable. As of December 31, 2011, no customer accounted for 10% or higher of total revenue and two customers accounted for 10% or higher of accounts receivable, net. During the years ended December 31, 2010 and 2011, international sales accounted for 20% and 23% of the total revenue, respectively. Company policy does not require collateral on accounts receivable balances.

18. Subsequent Event

In January and February 2012, the Company issued and sold secured convertible promissory notes (the “2012 Notes”) to new and current institutional and private accredited investors (the “Investors”). The transactions raised gross proceeds of $2,940,000, including the conversion of $600,000 of the 2011 Notes, and included common stock warrants and additional investment rights described below. The 2012 Notes are convertible into common stock of the Company at a conversion price of $0.11 per share, mature eighteen months from the date of issuance, bear interest at the rate of 8% per annum and are secured by all of the assets of the Company. The warrants are exercisable into 26,727,266 shares of common stock of the Company (which is equal to 100% of the shares of common stock underlying the 2012 Notes) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The Company also issued to the Investors additional investment rights (the “AIRs”) granting each Investor the right to purchase an additional principal amount of 2012 notes equal to 25% of the original principal amount of 2012 Notes purchased by such Investor at the closing of the private placement and a corresponding amount of warrants, at any time prior to July 15, 2012. The Company agreed to file a registration statement registering the shares of common stock underlying the 2012 Notes and warrants by no later than April 15, 2012. See Note 9.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

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

Directors

RODERICK DE GREEF
Director since 2008

Age: 51

Mr. de Greef has been Chairman of the Board of the Company since November 2008. During the same period, Mr. de Greef has been employed by the Company to work with the Company’s Chief Executive Officer and the Board of Directors to formulate the strategic plan of the Company and to oversee the execution of corporate strategy. Mr. de Greef’s employment agreement provides that he has a right to be nominated to the Board of Directors. In addition to serving as the Company’s Chairman of the Board, Mr. de Greef provides corporate advisory services to several other companies. Mr. de Greef served as the Company’s Chief Financial Officer from October 2005 to July 2007 and as the Company’s Vice President of Finance and Administration from June 2006 to July 2007. From February 2001 to September 2005, Mr. de Greef was Executive Vice President and Chief Financial Officer of Cardiac Science, Inc., which merged with Quinton Cardiology, Inc. From 1995 to 2001, Mr. de Greef provided independent corporate advisory services to a number of early-stage companies. From 1986 to 1995, Mr. de Greef served as Chief Financial Officer of several publicly held, development stage medical technology companies. Mr. de Greef is a member of the board of directors of Endologix, Inc., Bio Life Solutions Inc., and Genesis BioSciences Inc., all of which are in the life sciences field. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and earned his M.B.A. from the University of Oregon. Mr. de Greef’s extensive business, managerial, executive and leadership experience in the medical device industry, including service on the boards of directors and as an executive officer of other public companies, as well as his position as Chairman of the Board and right to be nominated to the Board under the terms of his employment agreement, were among the factors considered by the Board of Directors in determining that Mr. de Greef should be nominated for election as a director.

ALI HAGHIGHI-MOOD, Ph.D.
Director since 2007

Age: 52

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

PAUL MCCORMICK
Director since 2009

Age: 59

Mr. McCormick most recently served as the Executive Chairman of Cardiogenesis, Inc. From April 2007 until July 2009, Mr. McCormick served as Chairman of the Board of Cardiogenesis, Inc. Mr. McCormick was a member of the executive management team of Endologix, Inc. from 1998 until 2008, most recently serving as President and Chief Executive Officer from January 2003 until May 2008. He served as a director of Endologix from February 2002 until May 2010. Mr. McCormick holds a B.A. in Economics from Northwestern University and an Executive Sales and Marketing certification from Columbia University. Mr. McCormick’s extensive executive, sales and marketing experience in the medical device industry were among the factors considered by the Board of Directors in determining that Mr. McCormick should be nominated for election as a director.

JOHN F. MCGUIRE
Director since 2007

Age: 65

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

Age: 56

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

Age: 38

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, executive officers and holders of more than 10% of our common stock (“Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on its review of copies of reports filed by the Reporting Persons furnished to us, or written representations from Reporting Persons, we believe that, during the fiscal year ended December 31, 2011, the Reporting Persons complied with all Section 16(a) filing requirements except that Roderick de Greef and Luis Martins each reported the acquisition of common stock on November 14, 2011 on a Form 4 filed on November 23, 2011.

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

The following table sets forth information for the fiscal years ended December 31, 2010 and 2011 concerning the compensation paid to each person (i) serving as the Company’s Chief Executive Officer or Chief

Financial Officer or acting in a similar capacity during the last completed fiscal year and (ii) each other executive officer of the Company whose total compensation in the last completed fiscal year exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table For 2010 and 2011

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Total ($)
Ali Haghighi-Mood	2011	275,000	172,597		447,597
President and Chief Executive Officer	2010	275,000	221,614	55,000	551,614

Vincenzo LiCausi	2011	108,501	37,322		145,823
Vice President Finance and Administration, Chief Financial Officer	2010	93,000	76,001	11,160	180,161

Roderick de Greef	2011	120,000	13,924		133,924
Chairman of the Board	2010	120,000	13,634		133,633

(1)	For 2010, includes the base salary paid to the Named Executive Officers and the base salary foregone by the Named Executive Officers. Effective March 1, 2010, Dr. Haghighi-Mood, Mr. LiCausi and Mr. de Greef agreed to a 10% reduction in their base salaries for 2010. In recognition of the reduction of their salaries, the Compensation Committee in March 2010 granted to Dr. Haghighi-Mood, Mr. LiCausi and Mr. de Greef options to purchase 198,949, 67,281 and 86,814 shares of common stock, respectively, in lieu of $22,917, $7,750 and $10,000 in base salary. See “2010 Management Stock Option Awards” for a description of the terms of the stock options. For 2011, includes the base salary paid to the Named Executive Officers.
(2)	Reflects the compensation cost related to all outstanding awards recognized in 2010 and 2011 for financial statement reporting purposes in accordance with FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. Assumptions made in the calculation of these amounts are included in Note 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in this Annual Report on Form 10-K.
(3)	For 2010, represents the cash bonuses earned pursuant to non-equity incentive plan awards.

Severance Arrangements with Named Executive Officers

The Company has entered into agreements with Dr. Haghighi-Mood and Mr. LiCausi providing for the payment of severance benefits in the event of a qualifying termination of employment. Under these agreements, if the executive officer’s employment is terminated by the Company without cause (as defined in the respective agreements), the executive officer will be entitled to receive severance compensation equal to the executive officer’s base salary as in effect at the time of such termination and continued healthcare benefits for a period of six months in the case of Mr. LiCausi and 12 months in the case of Dr. Haghighi-Mood.

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

Effective March 1, 2010, Dr. Haghighi-Mood agreed to a 10% reduction in his base salary for 2010. See “2010 Management Stock Option Awards” for a description of the terms of a stock option awarded to Dr. Haghighi-Mood in recognition of the reduced base salary. Dr.Haghighi- Mood’s base salary was restored to $275,000 per year in early 2011.

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

The Employment Agreement provides for an initial term of three years commencing on November 24, 2008 and ending on November 24, 2011 (the “Employment Period”). Under the terms of the Employment Agreement, the Employment Period will automatically be extended for successive one year periods unless either party gives the other 30 days written notice that it does not wish to extend the term of the employment agreement. The current Employment Period ends on November 24, 2012.

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

In the event the Company terminates Mr. de Greef’s employment without cause, he would be entitled to severance benefits as set forth in the employment agreement, including payment of Mr. de Greef’s salary for three months following termination. Mr. de Greef would also receive continuation of his health care benefits or reimbursement, as the case may be, for three months following termination. In addition, the stock option granted under the employment agreement would become exercisable for the number of shares that would have become exercisable had Mr. de Greef remained employed with the Company for an additional six months following termination and had the stock option become exercisable in 12 equal quarterly installments

In the event that a change in control of the Company occurs and Mr. de Greef’s employment is terminated without cause within 12 months following the change in control, Mr. de Greef is entitled to receive the severance benefits described above for a period of six months following the date of termination. In the event of a change in control of the Company, Mr. de Greef’s stock options received under the Employment Agreement will become exercisable in full as of the date of the change in control, provided that all stock options must be exercised within the applicable dates provided in the applicable stock option agreement and the 2001 Plan.

Effective March 1, 2010, Mr. de Greef agreed to a 10% reduction in his base salary for 2010. See “2010 Management Stock Option Awards” for a description of the terms of a stock option awarded to Mr. de Greef in recognition of the reduced in base salary. Mr. de Greef’s base salary was restored to $120,000 per year in early 2011.

Senior Management Bonus Plan for 2011

Dr. Haghighi-Mood and Mr. LiCausi as well as other senior management of the Company agreed to forgo bonuses for 2011.

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

The following table sets forth certain information concerning stock options held by the Named Executive Officers as of December 31, 2011.

Outstanding Equity Awards At Fiscal Year-end For 2011

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Ali Haghighi-Mood, Ph.D.	668,468	(2)		$0.16	3/11/2020
Ali Haghighi-Mood, Ph.D.	198,949	(3)		$0.16	3/11/2020
Ali Haghighi-Mood, Ph.D.	784,444		1,588,889	$0.16	3/11/2020
Vincenzo LiCausi	226,064	(2)		$0.16	3/11/2020
Vincenzo LiCausi	67,281	(3)		$0.16	3/11/2020
Vincenzo LiCausi	150,000		300,000	$0.16	3/11/2020
Roderick de Greef	100,000	(4)		$0.33	7/29/2018
Roderick de Greef	550,000	(5)		$0.15	11/24/2018
Roderick de Greef	86,814	(3)		$0.16	3/11/2020

(1)	Except as otherwise noted, each option becomes exercisable in three equal annual installments, beginning on the first anniversary of the date of grant.
(2)	In March 2010, Dr. Haghighi-Mood and Mr. LiCausi agreed to accept options to purchase 668,468 and 226,064 shares of common stock, respectively, in lieu of earned cash bonuses for 2009 of $77,000 in the case Dr. Haghighi-Mood, and $26,040 in the case of Mr. LiCausi. See “2010 Management Stock Option Awards” for a description of the terms of the stock options. These options became exercisable immediately on March 11, 2010.
(3)	Effective March 1, 2010, Dr. Haghighi-Mood, Mr. LiCausi and Mr. de Greef agreed to a 10% reduction in their base salaries for 2010. In recognition of the reduction of their salaries, the Compensation Committee in March 2010 granted to Dr. Haghighi-Mood, Mr. LiCausi and Mr. de Greef options to purchase 198,949, 67,281 and 86,814 shares of common stock, respectively, in lieu of $$22,917, $7,750 and $10,000 in base salary. See “2010 Management Stock Option Awards” for a description of the terms of the stock options. These options became exercisable in nine equal monthly installments ending December 11, 2010.
(4)	Option became exercisable as to 100% of the total number of shares upon the consummation of the OEM Agreement with Cardiac Science.

(5)	Option became exercisable in three equal annual installments, beginning on the first anniversary of the date of grant, subject to acceleration with regard to a specified number of shares upon the occurrence of certain performance goals (the “Performance Goals”). The Performance Goals included: (i) the achievement by the Company of a 12-month trailing revenue target of $7.0 million (the “Revenue Target”); (ii) the consummation by the Company of one or more equity financing transactions in a 12-month period that result in the receipt by the Company of sufficient proceeds to fund the Company’s operations for a 12-month period as determined in good faith by the Board (the “Financing Target”); and (iii) the consummation by the Company of a strategic distribution agreement (the “Strategic Transaction Target”). Upon the occurrence of a Performance Goal, the stock option became exercisable with respect to a number of shares equal to the lesser of (A) the number of shares specified for each Performance Goal (162,500 shares for each of the Revenue Target and the Financing Target and 62,500 shares for the Strategic Transaction Target) and (B) the positive difference between total number of shares under the stock option that are not yet exercisable and the number of shares specified for the Performance Goal. The shares that became exercisable upon the achievement of a Performance Goal reduced the number of shares that otherwise would next become exercisable on a regular annual vesting date following the date of achievement of the Performance Goal. As of December 31, 2010, both the Financing Target and the Strategic Transaction Target had been achieved. The remaining shares became exercisable upon the completion of the third annual installment on November 24, 2011.

Director Compensation

For fiscal year 2011, fees payable to the Board of Directors consist of a $25,000 annual retainer payable in equal quarterly installments.

The following table sets forth compensation actually paid, earned or accrued during 2011 by the Company’s directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
John F. McGuire	25,000	2,536	(2)	27,536
Jeffrey Wiggins	25,000	9,686	(3)	34,686
Paul McCormick	25,000	2,536	(4)	27,536

(1)	Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011, in accordance with FASB ASC Topic 718 (excluding the impact of estimated forfeitures related to service-based vesting conditions), and thus may include amounts attributable to awards granted during and before 2011. Assumptions made in the calculation of these amounts are included in Note 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in this Annual Report on Form 10-K.
(2)	As of December 31, 2011, Mr. McGuire held options to purchase (a) 100,000 shares of common stock at an exercise price of $2.40 per share and (b) 212,858 shares of common stock at an exercise price of $0.16 per share.
(3)	As of December 31, 2011, Mr. Wiggins held options to purchase (a) 100,000 shares of common stock at an exercise price of $0.63 per share and (b) 212,858 shares of common stock at an exercise price of $0.16 per share.
(4)	As of December 31, 2011, Mr. McCormick held options to purchase 212,858 shares of common stock at an exercise price of $0.16 per share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a),(3)
Equity compensation plans approved by security holders (1)	5,472,076	$0.41	2,428,756
Equity compensation plans not approved by security holders (2)	4,583,469	$0.26	—
Total	10,055,545	$0.34	2,428,756

(1)	Consists of the Amended and Restated 1993 Incentive and Non-Qualified Stock Option Plan, the 1996 Equity Incentive Plan, and the 2001 Stock Incentive Plan.
(2)	Consists of (a) a stock option to purchase 200,000 shares of common stock awarded to Jeffrey J. Langan, and (b) stock options to purchase an aggregate of 4,988,858 of common stock awarded to certain employees, directors and consultants of the Company. See “Item 11—2010 Management Stock Option Awards” for further details.
(3)	Consists of shares of common stock issuable under the 2001 Stock Incentive Plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2011, 1,158,183 shares of common stock under the 2001 Stock Incentive Plan may instead be issued in the form of restricted stock.

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

In 2010, the Compensation Committee of the Board of Directors approved the grant of 4,988,858 stock option awards to certain employees, directors and consultants outside of the Company’s stock option plan (the “Non-Plan Awards”), as well as 2,039,654 stock option awards granted pursuant to the 2001 Stock Incentive Plan. Each of the Non-Plan Awards has a term of 10 years and an exercise price of $0.16, which was the closing price of the Company’s stock on the date of grant. The Non-Plan Awards consisted of (i) Option Awards to purchase an aggregate of 461,562 shares of common stock of the Company granted to senior management in recognition of each senior management member’s agreement to a reduction in salary; (ii) Option Awards to purchase an aggregate of 338,574 shares of common stock granted to the non-employee directors of the Company in recognition of a reduction in the cash fees paid to the non-employee directors; (iii) Option Awards to purchase an aggregate of 605,389 shares of common stock granted to a consultant to the Company in lieu of the payment of approximately $70,000, or 50%, of the fees otherwise payable to him in 2010 under his consulting agreement with the Company; and (iv) Option Awards to purchase an aggregate of 2,983,333 shares of common stock granted to senior management in connection with the termination of certain previously awarded out-of-the-money stock options. The material terms of the Non-Plan Awards granted to the non-employee directors of the Company are described below. The material terms of the other Non-Plan Awards are set forth in Item 11 under the headings “2010 Management Stock Option Awards” and are incorporated herein.

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

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of March 1, 2012, and the address for each director and executive officer of the Company is: c/o Cambridge Heart, Inc., 100 Ames Pond Drive, Tewksbury, MA 01876. The addresses for the greater than 5% stockholders are set forth in the footnotes to this table.

	Common Stock			Series C-1 Preferred		Series D Preferred
	Number of Shares Beneficially Owned(1)		Percentage of Class Outstanding(2)	Number of Shares Beneficially Owned(1)	Percentage of Class Outstanding	Number of Shares Beneficially Owned(1)	Percentage of Class Outstanding
Directors
Ali Haghighi-Mood, Ph.D.	2,456,306	(3)	2.4%	—	—	—	—
Roderick de Greef	8,822,623	(4)	8.1%	—	—	50	3.0%
Paul McCormick	212,858	(5)	*	—	—	—	—
John McGuire	312,858	(6)	*	—	—	—	—
Jeffrey Wiggins	6,898,225	(7)	6.6%	—	—	300	18.0%

Named Executive Officers
Ali Haghighi-Mood, Ph.D.	2,456,306	(3)	2.5%	—	—	—	—
Roderick de Greef	8,822,623	(4)	8.2%	—	—	50	3.0%
Vincenzo LiCausi	593,345	(8)	*	—	—	—	—
All directors and executive officers as a group (6 persons)	19,296,215	(9)	16.7%	—	—	350	21.0%

5% Stockholders
Osiris Investment Partners, L.P.	12,040,464	(10)	11.1%			270	16.2%
Vicente Madrigal	6,585,367	(11)	6.3%	—	—	300	18.0%
Saba Malak	10,398,240	(12)	9.8%	—	—	300	18.0%
Luis Martins	22,280,001	(13)	19.3%	—	—	315	18.9%
St. Jude Medical, Inc.	4,180,602	(14)	4.1%	5,000	100%	—	—

*	Represents less than 1% of the outstanding Common Stock.
(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of Common Stock, Series C-1 Preferred and Series D Preferred listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 1, 2012 through the exercise of any stock option, warrant, conversion of preferred stock or other right. The inclusion herein of any shares of Common Stock, Series C-1 Preferred or Series D Preferred deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of Common Stock, Series C-1 Preferred or Series D Preferred. Shares of Common Stock, Series C-1 Preferred or Series D Preferred which an individual or entity has a right to acquire within the 60-day period following March 1, 2012 pursuant to the exercise of options, warrants or conversion rights are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table.

(2)	Based on 100,112,960shares of Common Stock outstanding as of March 1, 2012.
(3)	Consists of 2,456,306 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on April 30, 2012.
(4)	Consists of (i) 657,873 shares of Common Stock held directly by the Reporting Person, (ii) 609,756 shares of Common Stock issuable upon the conversion of 50 shares of Series D Convertible Preferred Stock, (iii) 736,814 shares of Common Stock issuable under stock options that are presently exercisable or will be exercisable on April 30, 2012, (iv) 2,727,272 shares of Common Stock issuable upon conversion of senior secured convertible promissory notes, (v) 2,727,272 shares of Common Stock issuable upon exercise of the warrants to purchase Common Stock, (vi) 681,818 shares of Common Stock issuable upon conversion of senior secured convertible promissory notes issuable upon exercise of additional investment rights and (vii) 681,818 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock issuable upon exercise of additional investment rights.
(5)	Consists of 212,858 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on April 30, 2012.
(6)	Consists of 312,858 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on April 30, 2012.
(7)	Consists of (i) 2,926,830 shares of Common Stock, (ii) 3,658,537 shares of Common Stock issuable upon the conversion of 300 shares of Series D Preferred beneficially owned by Mr. Wiggins through his relationship with the Jeffrey Wiggins Trust and (iii) 312,858 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on April 30, 2012.
(8)	Consists of 593,345 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on April 30, 2012.
(9)	See notes 2 through 8 above.
(10)

Osiris Investment Partners, L.P., Osiris Partners, LLC and Paul S. Stuka have shared voting power over 12,040,464 shares of Common Stock, including (i) 3,759,147 shares of Common Stock, (ii) 3,292,683 shares of Common Stock issuable upon conversion of 270 shares of Series D Preferred (iii) 2,670,454 shares of Common Stock issuable on exercise of warrants to purchase Common Stock (iv) 1,545,454 shares of Common Stock issuable upon conversion of senior secured convertible promissory notes, (v) 386,363 shares of Common Stock issuable upon conversion of senior secured convertible promissory notes issuable upon exercise of additional investment rights, and (vi) 386,363 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock issuable upon exercise of additional investment rights. The business address of Osiris Investment Partners, L.P. is c/o Osiris Partners, LLC, One Liberty Square, 5th Floor, Boston, Massachusetts, 02109. All shares of common stock (including any shares issuable pursuant to the exercise of warrants) reported herein for Osiris Investment Partners, L.P. (the “LP”) are held of record and beneficially owned by the LP. Osiris Partners, LLC (the “LLC”) serves as general partner of the LP, and as such, may be deemed to have investment and/or voting power with respect to the shares held by the LP. Mr. Paul Stuka serves as the managing member of the LLC, and as such, may also be deemed to have investment and/or voting power with respect to the shares held by the LP. Each of the LP, the LLC and Mr. Stuka disclaims beneficial ownership of the shares of common stock (including any shares issuable pursuant to the exercise of warrants) reported herein except to the extent of its or his pecuniary interest therein.

(11)	Vicente Madrigal beneficially owns 6,585,367 shares of Common Stock, including (i) 3,658,537 shares of Common Stock issuable upon conversion of 300 shares of Series D Preferred and (ii) 2,926,830 shares of Common Stock. Mr. Madrigal’s address is 79 East 79th Street, Apartment 12, New York, New York 10075.
(12)	Saba Malak beneficially owns 10,398,240 shares of Common Stock, including (i) 4,807,887 shares of Common Stock, (ii) 3,658,537 shares of Common Stock issuable upon conversion of 300 Shares of Series D Preferred (iii) 772,727 shares of Common Stock issuable upon conversion of senior secured convertible promissory notes (iv) 772,727 shares of Common Stock issuable upon exercise of warrants (v) 193,181 shares of Common Stock issuable upon conversion of senior secured convertible promissory notes issuable upon exercise of additional investment rights, and (vi) 193,181 shares of Common Stock issuable upon exercise of warrants issuable upon exercise of additional investment rights . Mr. Malak’s address is 225 Commonwealth Avenue, Apartment 4, Boston, Massachusetts 02116.

(13)	Luis Martins beneficially owns 22,280,001 share of Common Stock, including (i) 7,211,266 shares of Common Stock, (ii) 3,841,463 shares of Common Stock issuable upon conversion of 315 shares of Series D Preferred, (iii) 1,000,000 shares of Common Stock issuable upon exercise of warrants to purchase Common Stock (iv) 4,090,909, shares of Common Stock issuable upon conversion of senior secured convertible promissory notes (v) 4,090,909 shares of Common Stock issuable upon exercise of warrants, (vi) 1,022,727 shares of Common Stock issuable upon conversion of senior secured convertible promissory notes issuable upon exercise of additional investment rights, and (vii) 1,022,727 shares of Common Stock issuable upon exercise of warrants issuable upon exercise of additional investment rights. Mr. Martins’ address is 1886 Beacon Street, Waban/Newton, Massachusetts 02468.
(14)	Includes 4,180,602 shares of Common Stock issuable upon the conversion of shares of Series C-1 Preferred. The business address of St. Jude Medical, Inc. is One Lillehei Plaza, St. Paul, MN 55117.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Participation in Private Placement of Convertible Promissory Notes and Warrants

On November 14, 2011, the Company entered into a Convertible Note Purchase Agreement with two current shareholders of the Company, pursuant to which the Company issued Senior Unsecured Convertible Promissory Notes in the aggregate principal amount of $600,000 (the “2011 Notes”). As part of the financing, the Company issued a note to Mr. Roderick de Greef, the Company’s Chairman of the Board, in the principal amount of $250,000 and a note to Mr. Luis Martins, who is a “related person” as defined in Item 404 of Regulation S-K as a result of his ownership of 5% or more of a class of securities of the Company, in the principal amount of $350,000. The 2011 Notes bore a one-time interest amount equal to 10% percent of the principal amount of the 2011 Notes, paid in full on November 14, 2011 through the issuance of 408,163 shares of common stock of the Company, including 170,068 shares issued to Mr. de Greef, and 238,095 shares issued to Mr. Martins, determined by the product of 10% percent of the principal amount of the 2011 Notes divided by the volume weighted average price of the common stock for the ten trading days prior to but not including the closing date, which was $0.15. In connection with the 2012 Private Placement described below, the 2011 Notes were converted into secured convertible promissory notes in an aggregate principal amount of $600,000 together with a corresponding amount of warrants and additional investment rights in connection with the Company’s 2012 private placement financing described below.

On January 17 and February 28, 2012, the Company issued and sold secured convertible promissory notes in the aggregate principal amount of $2,940,000 (the “2012 Notes”) together with common stock warrants and additional investment rights to new and current institutional and private accredited investors pursuant to the terms of two Subscription Agreements dated January 17, 2012 and a subscription agreement dated February 28, 2012, each between the Company and the investors party thereto (collectively, the “ 2012 Private Placement”). The 2012 Private Placement provided approximately $2.9 million of gross proceeds, including the conversion of

$600,000 in senior unsecured promissory notes previously issued in November 2011, as discussed above. Mr. de Greef and Mr. Martins received 2012 Notes in the original principal amount of $250,000 and $350,000 respectively in connection with the conversion of the 2011 Notes. In addition, Mr. de Greef purchased an additional 2012 Note in the original principal amount of $50,000 and Mr. Martins purchased two additional 2012 Notes in the aggregate original principal amount of $100,000. The 2012 Notes are convertible into common stock of the Company at a conversion price of $0.11 per share, mature eighteen months from the date of issuance and bear interest at the rate of 8% per annum. Under the terms of the 2012 Private Placement, the Company issued to the investors warrants to purchase an aggregate of 26,727,266 shares of common stock, including 2,272,727 shares issued to Mr. de Greef and 4,090,908 shares issued to Mr. Martins, at an exercise price of $0.15 per share. The warrants will terminate on January 17, 2016. Under the terms of the 2012 Private Placement, the Company also issued to the investors additional investment rights granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such investor at the closing of the 2012 Private Placement and a corresponding amount of warrants, at any time prior to July 15, 2012.

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

Independent Auditor’s Fees

The following table summarizes the fees of McGladrey & Pullen, LLP billed to the Company for each of the last two fiscal years for audit services and billed to the Company in each of the last two fiscal years for other services:

Fee Category	2011	2010
Audit Fees	$133,900	$121,540
Audit-Related Fees	$—	$—
Total Fees	$133,900	$121,540

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

There were no audit or non-audit services provided to the Company for the fiscal year ended December 31, 2011 that were not approved by the Audit Committee or its chairman.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

CAMBRIDGE HEART, INC.

By:	/S/ ALI HAGHIGHI-MOOD
Ali Haghighi-Mood President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALI HAGHIGHI-MOOD Ali Haghighi-Mood	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/S/ VINCENZO LICAUSI Vincenzo LiCausi	Vice President, Chief Financial Officer, Treasurer, Corporate Secretary	March 30, 2012

/S/ RODERICK DE GREEF Roderick de Greef	Chairman	March 30, 2012

/S/ PAUL MCCORMICK Paul McCormick	Director	March 30, 2012

/S/ JOHN MCGUIRE John McGuire	Director	March 30, 2012

/S/ JEFFREY WIGGINS Jeffrey Wiggins	Director	March 30, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-20991).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-20991).

3.4	Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003 (File No. 0-20991).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004 (File No. 0-20991).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-20991).

3.7	Certificate of Designation Preferences and Rights of Series C Convertible Preferred Stock of the Registrant, dated as of March 21, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K dated June 29, 2009 (File No. 0-20991).

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K dated June 29, 2009 (File No. 0-20991).

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock, dated as of December 23, 2009 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 23, 2009 (File No. 0-20991).

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated as of December 23, 2009 is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 23, 2009 (File No. 0-20991).

3.12	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated June 24, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2011 (File No. 0-20991).

3.13	By-Laws of the Registrant, as amended are incorporated herein by reference to Exhibit 3.10 to the Registrant’s Current Report on Form 8-K dated June 29, 2009 (File No. 0-20991).

4.1	Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).
4.2	See Exhibits 3.1, 3.2, 3.3, 3.4. 3.5, 3.6, 3.7, 3.8, 3.9, 3.10, 3.11, 3.12 and 3.13 for provisions of the Registrant’s certificate of incorporation, certificate of designations and by-laws defining the rights of holders of common stock.

Exhibit No.	Description

10.1#	2001 Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-20991).

10.2#	Summary of Amendments to Certain of the Registrant’s Equity Plans is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

10.3#+	Amended and Restated Consulting and Technology Agreement between the Registrant and Dr. Richard J. Cohen, dated May 14, 2007 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-3 (File No. 333-143091).

10.4	License Agreement By and Between the Registrant and Dr. Richard J. Cohen, dated February 8, 1993 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879).

10.5	License Agreement by and between the Registrant and the Massachusetts Institute of Technology, dated September 28, 1993, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 0-20991).

10.6	First Amendment to the License Agreement by and between the Registrant and the Massachusetts Institute of Technology dated May 21, 1998, relating to the technology of “Assessing Myocardial Electrical Stability” is incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20991).

10.7#	Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-20991).

10.8#	Summary of Amendment dated December 14, 2006 to Severance Agreement dated September 17, 2003 between the Registrant and Ali Haghighi-Mood incorporated herein by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 0-20991).

10.9#	Employment Agreement dated December 14, 2007 between the Registrant and Ali Haghighi-Mood incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008

10.10#	Severance Agreement dated May 18, 2007 between the Registrant and Vincenzo LiCausi is incorporated by reference to Exhibit 10.16 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.11#	Non-Statutory Stock Option Agreement Granted Under 2001 Stock Incentive Plan dated December 11, 2007 between the Registrant and Ali Haghighi-Mood is incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.12#	Employment Agreement dated November 28, 2008 between the Registrant and Roderick de Greef is incorporated by reference to Exhibit 10.18 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2009 (File No. 0-20991).
10.13	Securities Purchase Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

10.14	Registration Rights Agreement, dated as of March 21, 2007 between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 27, 2007 (File No. 0-20991).

Exhibit No.	Description

10.15	Restated Co-Marketing Agreement dated July 8, 2008 between the Registrant and St. Jude Medical, Inc. is incorporated by reference to Exhibit 10.4 to the Registrant’s 10-Q for the quarter ended June 30, 2008 (File No. 0-20991).

10.16#	Form of Memorandum to Board of Directors dated October 1, 2007 Confirming Amendment of Non-Employee Director Stock Options is incorporated by reference to Exhibit 10.43 of the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.17+	Lease Agreement dated November 21, 2007 by and between the Registrant and Farley White Management Company, LLC. is incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 0-20991).

10.18#	Summary of Non-Employee Director Fees

10.19#	Form of Management Incentive Stock Option Award under 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.20#	Form of Director Non-Qualified Stock Option Award under 2001 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.21+	Development, Supply and Distribution Agreement, dated June 22, 2009 between the Registrant and Cardiac Science Corporation is incorporate by reference to Exhibit 10.1 of Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed on February 22, 2010 (File No. 0-20991)

10.22	Securities Purchase Agreement, dated as of December 23, 2009 by and among the Registrant and the signatories thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2009 (File No. 0-20991).

10.23	Form of Short-Term Warrant to purchase Common Stock of the Registrant issued on December 23, 2009 in connection with the sale of the Series D Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 30, 2009 (File No. 0-20991).

10.24	Form of Long-Term Warrant to purchase Common Stock of the Registrant issued on December 23, 2009 in connection with the sale of the Series D Convertible Preferred Stock is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 23, 2009 (File No. 0-20991).

10.25	Share Exchange Agreement between the Registrant and St. Jude Medical, Inc. is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 23, 2009 (File No. 0-20991).

10.26#	Summary of Stock Option Awards for Certain Executive Officers, Non-Employee Directors and Consultants and Exchange Agreement with Certain Executive Officers is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.27#	Form of Incentive Stock Option Agreement in Lieu of Cash Bonus Granted Under 2001 Stock Incentive Plan dated March 11, 2010 between the Registrant and certain Executive Officers is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.28#	Form of Stock Option Agreement Granted Outside 2001 Stock Incentive Plan (Monthly Vesting) dated March 11, 2010 is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-165410).

Exhibit No.	Description

10.29#	Form of Stock Option Agreement for Non-Employee Directors and Consultants Granted Outside 2001 Stock Incentive Plan (Monthly Vesting) dated March 11, 2010 is incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-165410).

10.30#	Form of Stock Option Agreement Granted Outside 2001 Stock Incentive Plan (Monthly Vesting) dated March 11, 2010 is incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-165410).

10.31#	Form of Stock Option Agreement for Non-Employee Directors and Consultants Granted Under the 2001 Stock Incentive Plan dated March 11, 2010 between the Registrant and certain Non-Employee Directors and Consultants is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.32#	Form of Exchange Agreement between the Registrant and certain Executive Officers dated March 11, 2010 is incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.33#	Summary of Senior Management Bonus Plan for 2010 is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.34#	Form of warrant to purchase shares of common stock of the Company issued on December 20, 2010 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2010.

10.35#	Form of Selling Agent Warrant to purchase shares of common stock of the Company issued on December 20, 2010 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2010.

10.36#	Summary of Securities Purchase Agreement, dated as of December 20, 2010, by and among the Company and the signatories thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2010.

10.37	Registration Rights Agreement, dated as of December 20, 2010, by and among the Company and the signatories thereto is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2010.

10.38	Form of Senior Secured Convertible Note issued on January 17, 2012 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

10.39	Form of Warrant to purchase shares of common stock of the Company issued on January 17, 2012 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

10.40	Form of Additional Investment Right issued on January 17, 2012 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

10.44	Form of Senior Unsecured Convertible Promissory Note issued on November 14, 2011 is incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

10.45	Subscription Agreement, dated as of January 17, 2012, by and among the Company and certain Investors is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

10.46	Subscription Agreement, dated as of January 17, 2012, by and among the Company and certain Investors is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

Exhibit No.	Description

10.47	Security Agreement, dated as of January 17, 2012, by and among the Company, Collateral Agents, LLC and the Investors is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

10.48	Escrow Agreement, dated as of January 17, 2012, by and among the Company, Grushko & Mittman, P.C. and certain Investors is incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

10.49	Convertible Note Purchase Agreement, dated as of November 14, 2011, by and among the Company and the signatories thereto is incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 17, 2012.

10.50	Form of Senior Secured Convertible Note issued on February 28, 2012 is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2012.

10.51	Form of Warrant to purchase shares of common stock of the Company issued on February 28, 2012 is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 28, 2012.

10.52	Form of Additional Investment Right issued on February 28, 2012 is incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 28, 2012.

10.53	Subscription Agreement, dated as of February 28, 2012, by and among the Company and certain Investors is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2012.

10.54	Form of Secured Party Joinder to Security Agreement is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 28, 2012

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cambridge Heart’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets at December 31, 2010 and 2011, (ii) the Statements of Operations for the years ended December 31, 2010 and 2011, (iii) the Statements of Changes in Stockholders’ Deficit for the two years ended December 31, 2010 and 2011, (iv) the Statements of Cash Flows for the two years ended December 31, 2010 and 2011 and (v) related notes.

#	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 15(a) and 15(b) of Form 10-K.
+	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.