Form 10-Q
period 2012-03-31
CAMBRIDGE HEART INC
filed 2012-05-15
CIK 913443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2012

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	100,112,960

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2012
Assets

Current assets:
Cash and cash equivalents	$312,610	$1,168,787
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $85,102 at December 31, 2011 and March 31, 2012, respectively	285,815	277,972
Inventory, net of inventory provision of $1,057,746 and $1,022,051 at December 31, 2011 and March 31, 2012, respectively	444,377	468,440
Prepaid expenses and other current assets	128,619	186,169

Total current assets	1,271,421	2,201,368
Fixed assets, net	182,111	167,415
Restricted cash, net current portion	200,000	100,000
Other assets	78,264	71,370

Total Assets	$1,731,796	$2,540,153

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$465,269	$629,499
Convertible promissory notes payable, net discount	600,000	51,310
Accrued expenses	1,009,694	951,399
Current portion of capital lease obligation	6,689	7,190

Total current liabilities	2,081,652	1,639,398
Embedded derivative liability on a convertible note	—	85,260
Derivative warrant liability	—	2,939,999
Capital lease obligation, net of current portion	22,014	20,018

Total liabilities	2,103,666	4,684,675
Commitments and contingencies (Note 11)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2011 and March 31, 2012, respectively; 6,670 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively. Liquidation preference and redemption value of $14,170,000 as of December 31, 2011 and March 31, 2012, respectively	12,747,990	12,747,990

	12,747,990	12,747,990
Stockholders’ deficit:
Common Stock, $.001 par value; 250,000,000 shares authorized at December 31, 2011 and March 31, 2012, respectively; 100,112,960 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	100,113	100,113
Additional paid-in capital	93,338,578	93,415,274
Accumulated deficit	(106,558,551)	(108,407,899)

Total stockholders’ deficit	(13,119,860)	(14,968,933)

Total Liabilities and Stockholders’ Deficit	$1,731,796	$2,540,153

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2011	2012

Revenue	$637,061	$554,155

Cost of goods sold	442,444	513,712

Gross profit	194,617	40,443

Costs and expenses:
Research and development	119,056	87,361
Selling, general and administrative	1,405,868	1,620,172

Total operating expenses	1,524,924	1,707,533

Loss from operations	(1,330,307)	(1,667,090)

Interest income	58	9

Interest expense	(2,608)	(736,793)

Change in valuation of warrant	—	494,546

Change in valuation of embedded derivative	—	59,980

Net loss	$(1,332,857)	$(1,849,348)

Net loss per common share-basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding-basic and diluted	97,444,318	100,112,960

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(1,332,857)	$(1,849,348)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	15,407	24,855
Interest expense incurred from debt issuance	—	691,094
Fair value of embedded derivative liability	—	(59,980)
Fair value of derivative warrant liability	—	(494,546)
Inventory provision (credit)	—	(35,695)
Stock based compensation expense	99,401	76,696
Provisions for allowance for doubtful accounts	23,418	(7,701)
Changes in operating assets and liabilities:
Accounts receivable	48,482	15,544
Inventory	(43,148)	11,632
Prepaid expenses and other current assets	18,985	(57,550)
Restricted cash	100,000	100,000
Accounts payable and accrued expenses	(126,024)	105,936

Net cash used for operating activities	(1,196,336)	(1,479,063)

Cash flows from investing activities:
Purchases of fixed assets	(50,000)	(3,265)

Net cash used in investing activities	(50,000)	(3,265)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes and warrants	—	2,340,000
Principal payments on capital lease obligations	(1,120)	(1,495)

Net cash provided by (used in) financing activities	(1,120)	2,338,505

Net increase (decrease) in cash and cash equivalents	(1,247,456)	856,177
Cash and cash equivalents, beginning of period	4,188,215	312,610

Cash and cash equivalents, end of period	$2,940,759	$1,168,787

Supplemental Disclosure of Cash Flow Information

The Company paid $2,608 and $2,065 in interest expense for the three month periods ended March 31, 2011 and 2012, respectively. For the three month period ended March 31, 2012, the Company also incurred non-cash interest expense of $734,728 in connection with the issuance of the 2012 Notes. See Note 6.

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

The Company’s interim financial statements as of March 31, 2011 and 2012 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of March 31, 2012, results of operations for the three months ended March 31, 2011 and 2012 and cash flows for the three months ended March 31, 2011 and 2012.

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

Management believes its existing resources and currently projected financial results, which give effect to a reduction in certain operating expenses, are sufficient to fund our operations into the third quarter of 2012. While the proceeds from our 2012 convertible debt financings provide the Company with capital to fund the Company’s operations for a period of time, the Company anticipates that it will need to raise additional capital through the sale of equity or debt securities, or the exercise of existing warrants, to fund operations beyond the projected timeline. We believe that the amount the Company will need additional capital to fund operations beyond the projected timeline will largely be dependent upon the number and growth in MTWA Module placements and the rate at which utilization of our MTWA Test increases. If we encounter material deviations from our plans including, but not limited to, any lower than expected level of sales to our OEM Partner, or lower than expected sales of our HearTwave II Systems, our ability to fund our operations will be negatively impacted.

On an as-converted basis as of March 31, 2012, the Company has 124,659,416 shares of common stock issued and outstanding, including 100,112,960 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 20,365,854 shares issuable upon conversion of the Series D Convertible Preferred Stock. Additionally, the Company has reserved 15,660,000 shares of common stock for issuance upon exercise of outstanding warrants issued in connection with the sale of our common stock in December 2010, 26,727,266 shares of common stock for issuance upon conversion of secured convertible promissory notes issued in January and February 2012, 26,727,266 shares of common stock for issuance upon exercise of outstanding warrants issued in connection with the sale of secured convertible promissory notes in January and February 2012 and 13,363,633 shares of common stock for issuance upon the conversion of additional secured convertible promissory notes and warrants that may be issued upon the exercise of additional investment rights issued in connection with the sale of secured convertible promissory notes in January and February 2012. The Company also has stock options outstanding to purchase up to an aggregate of 10,035,545 shares of common stock. Under the Company’s Certificate of Incorporation there are only 250,000,000 shares of common stock authorized. Consequently, the Company will be limited in its ability to issue additional common stock or debt or equity convertible into common stock without amending the Certificate of Incorporation, which would require the approval of the holders of a majority of the voting power of all shares of the Company’s capital stock, voting together as a class. If the stockholders do not approve such an amendment, we would be very limited in our ability to raise capital through the sale of equity securities, which could have a material adverse effect on the Company’s ability to continue as a going concern and could cause the Company to cease operations.

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

The interim financial statements of the Company presented herein are intended to be read in conjunction with the financial statements of the Company for the year ended December 31, 2011.

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

At December 31, 2011 and March 31, 2012, respectively, $311,433 and $1,165,602 of the Company’s cash and cash equivalents were in a transaction account. As of March 31, 2012, this transaction account was covered by Federal Deposit Insurance Coverage (“FDIC”) in the amount of $250,000. At December 31, 2011 and March 31, 2012, respectively, the Company classified investments in money market funds totaling $1,177 and $3,183, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

In November 2007, the Company entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space. The initial lease term was for 62 months with an option to extend the lease for one extension period of five years. During the term of the lease, the Company is required to maintain a standby letter of credit in favor of the landlord as security for the Company’s obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of the second, third and fourth lease years. The Company first occupied the space in February 2008 and the first, second, and third reductions of the letter of credit in the amounts of $100,000 took place during the first three months of 2010, 2011, and 2012, respectively. The Company has recorded this letter of credit as restricted cash on its balance sheets.

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. Distributors and customers do not have the right to return our products. These distributors provide all direct repair and support services to their customers. Additionally, revenue from the sale of the Microvolt T Wave Alternans (“MTWA”) Module to Cardiac Science is subject to the same revenue recognition criteria. The Company provides standard warranty coverage on the MTWA Module. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems, and pursuant to the Company’s Development, Supply and Distribution Agreement with Cardiac Science, the MTWA Module is sold with a start-up kit including Micro-V Alternans Sensors. Therefore, as necessary, the Company allocates the total consideration to the separate items proportionately based on the relative selling price and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave II System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Payments of $276,156 at March 31, 2012 ($275,295 at December 31, 2011) received in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. For the year ended December 31, 2011 and the three months ended March 31, 2012, the Company’s actual experience of customer receivables written off directly was $97,413 and $14,089, respectively. At December 31, 2011 and March 31, 2012, the allowance for doubtful accounts was $85,102.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the three month periods ended March 31, 2011 and 2012 the impact of options to purchase 10,321,545 and 10,035,545 shares of common stock, 5,000 shares of Series C-1 Convertible Preferred Stock (4,180,602 shares of common stock on an as converted basis), 1,852 and 1,670 shares of Series D Convertible Preferred Stock (22,585,366 and 20,365,854 shares of common stock on an as converted basis), warrants issued in connection with the December 2010 Private Placement to purchase 15,660,000 shares of common stock, and warrants issued in connection with the January 17, 2012 and February 28, 2012 secured convertible promissory notes to purchase 26,727,266 shares of common stock and 26,727,266 shares of common stock issuable upon conversion of secured convertible promissory notes issued on January 17, 2012 and February 28, 2012 have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three month periods ended March 31, 2011 and 2012, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2009, the Company recorded a provision of $967,148 for excess inventory built up in connection with our contractual obligation as part of the co-marketing agreement with St. Jude Medical. In March 2007, we entered into a co-marketing agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our HearTwave II System and other MTWA products to cardiologists and electrophysiologists in North America. The agreement with St. Jude Medical ended on November 5, 2008. Pursuant to the terms of the co-marketing agreement, we were contractually obligated to build up our inventory for HearTwave II Systems. Consequently, the level of our inventory exceeds our current sales projections of the HearTwave II System for the next 12 months. The provision is based on the uncertainty about realizing the value of excess inventory. As of December 31, 2011 and March 31, 2012, the Company’s inventory reserve totaled $1,057,746 and $1,022,051. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued new rules which require changing the wording and disclosing of information in connection with fair value measurements. The amendments are effective for fiscal years beginning after December 15, 2011. This guidance was adopted by the Company on January 1, 2012 and has not had a material impact to the Company’s financial position or results of operations.

In June 2011, the FASB issued new rules which require all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective for fiscal years beginning after December 15, 2011. This guidance was adopted by the Company on January 1, 2012 and has not had a material impact to the Company’s financial position or results of operations.

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

For the three month period ended March 31, 2011, one major customer accounted for 11% of the Company’s total revenue and two major customers accounted for 10% and 14% of total gross accounts receivable. For the three month period ended March 31, 2012, no major customers accounted for 10% or more of the Company’s total revenue and one major customer accounted for 11% of total gross accounts receivable. International sales accounted for 23% of total revenue, for the three month periods ended March 31, 2011 and 2012, respectively.

4. INVENTORIES

Inventories consist of the following:

	December 31, 2011	March 31, 2012
Raw materials	$1,120,450	$1,157,675
Work in process	6,586	6,546
Finished goods	375,087	326,270

	1,502,124	1,490,491

Inventory reserve	(1,057,746)	(1,022,051)

Total inventory, net	$444,377	$468,440

5. CONVERTIBLE PROMISSORY NOTES

November 14, 2011 Convertible Promissory Notes

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

The 2011 Notes were accounted for in accordance with Accounting Standards Codification (“ASC”) 480—Distinguishing Liabilities from Equity and were recorded on the December 31, 2011 accompanying balance sheet at fair value.

January 17, 2012 and February 28, 2012 Secured Convertible Promissory Notes

In closings on January 17, 2012 and February 28, 2012, the Company issued and sold secured convertible promissory notes (the “2012 Notes”) in the aggregate principal amount of $2,940,000, together with common stock warrants and additional investment rights described below, to new and current institutional and private accredited investors pursuant to the terms of two subscription agreements dated January 17, 2012 and a subscription agreement dated February 28, 2012 between the Company and the investors party thereto (collectively, the “ 2012 Private Placement”).

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

Pursuant to the Subscription Agreements, the Company filed a registration statement registering the shares of common stock underlying the 2012 Notes and Warrants April 13, 2012. The Company will use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable but in any event on or before June 1, 2012. In the unanticipated event that the registration statement is not declared effective by the applicable deadline, the Company will pay to each investor an amount equal to 0.5% of the principal amount of the outstanding 2012 Notes and purchase price of the Shares and Warrant Shares issued upon conversion of the 2012 Notes and exercise of the Warrants for each 30 day period after the deadline until the registration statement is declared effective, as applicable (or such lesser pro-rata amount for any period of less than 30 days), up to a maximum of 5% of the 2012 Note principal plus the aggregate actual Warrant exercise prices (the “Liquidated Damages”). Further, the Company will be required to pay Liquidated Damages if the registration statement, after being filed and declared effective, ceases to be effective without being succeeded within 22 business days by an effective replacement or amended registration statement, or for a period of time that exceeds 45 days in the aggregate per year.

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

6. FINANCIAL INSTRUMENTS—DERIVATIVES AND HEDGING

January 17, 2012 and February 28, 2012 Secured Convertible Promissory Notes

At the date of issuances of the 2012 Notes, based upon evaluation under applicable ASC No. 815-15 Derivatives and Hedging guidance, the Company determined that the 2012 Notes included a conversion price constituting an embedded derivative. The aggregate fair value of the related derivative liabilities at inception was determined to be $125,000 and $20,240, respectively, and are recorded as “Embedded Derivative Liability on Convertible Note” in the accompanying balance sheet.

More specifically, the Company is subject to the embedded derivative guidance within ASC 815-15 due to the fact that the related contracts are not indexed to its own stock, as specified by ASC No. 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity”, and meet each of the three criteria specified in ASC 815-15-25-1 . The derivatives are accounted for and classified as a “Embedded Derivative Liability on Convertible Note” within the liabilities section of the balance sheet. The change in the fair value of the derivatives is reported in the statements of operations and in the “Cash flows from operating activities” section of the statements of cash flows.

January 17, 2012 and February 28, 2012 Warrants

At the date of issuances of the 2012 Notes, based upon evaluation under applicable ASC No. 815 Derivatives and Hedging guidance, the Company determined that the financial instrument constituted derivatives. The aggregate fair value of the derivative liabilities at inception was determined to be $2,954,545, and $480,000, respectively, and are recorded as “Derivative Warrant Liability” in the accompanying balance sheet.

More specifically, the Company is subject to a derivative warrant liability instrument due to the fact that the related contracts are not indexed to its own stock, as specified by ASC No. 815-40, “Derivatives and Hedging-Contracts in entity’s Own Equity”. The derivatives are accounted for and classified as a “Derivative warrant liability” within the liabilities section of the balance sheet. The change in the fair value of the derivatives is reported in the statements of operations and in the “Cash flows from operating activities” section of the statements of cash flows.

At the January 17, 2012 and February 28, 2012 issuance dates, since the Embedded Derivative Liability in Convertible Note of $125,000 and $20,240, respectively and the fair value balances of the Derivative Warrant Liability of $2,954,545 and $480,000, respectively, exceeded the actual proceeds of $2,940,000 from the secured convertible promissory note host instrument, in the aggregate, the excess difference of $639,785 in total has been reflected as “Interest expense” within the accompanying statement of operations for the quarter ended March 31, 2012. The Company has recorded a debt discount of $2,940,000, which it will amortize over the term of the related debt instrument using the effective interest method.

7. FINANCIAL INSTRUMENTS—FAIR VALUE

January 17, 2012 and February 28, 2012 Secured Convertible Promissory Notes

At the date of issuance of the 2012 Notes, based upon evaluation under applicable ASC No. 815-15 Derivatives and Hedging guidance, the Company determined that the 2012 Notes included a conversion price constituting an embedded derivative. The fair value of the embedded derivative liability at issuance was determined using the Monte Carlo simulation. The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the future activities and the Company’s stock prices and historical volatility inputs. See Note 8 for disclosure regarding the fair value measurements topic of the FASB Codification. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of the embedded derivative liabilities was estimated at issuances of January 17, 2012 and February 28, 2012 and March 31, 2012 using the Monte Carlo simulation with the following assumptions:

	January 17, 2012	February 28, 2012	March 31, 2012
Common Share Price	$0.12	$0.10	$0.08
Volatility	80.00%	80.00%	80.00%
Drift/Risk-Free Rate	0.56%	0.63%	0.78%
Forecast Horizon (Years)	4.00	3.83	3.70
Number of Steps	1,000	958	926
Step Size	0.0040	0.0040	0.0040

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using significant unobservable inputs (Level 3).

	$XXX,XX	$XXX,XX
	January 17, 2012	February 28, 2012
Fair Value of Embedded Derivative Liability at Issuance	$125,000	$20,240

Increase/(Decrease) in Fair Value at March 31, 2012	(52,500)	(7,480)

Balance at March 31, 2012	$72,500	$12,760

January 17, 2012 and February 28, 2012 Warrants

Pursuant to the Subscription Agreements dated January 17, 2012 and February 28, 2012, the Company issued to the Investors warrants (the “Warrants”) to purchase an aggregate of 22,727,266, and 4,000,000 shares of common stock, respectively. The fair value of the warrant liability at each issuance was determined using the Monte Carlo simulation. The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the future activities and the Company’s stock prices and historical volatility inputs. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of the warrant liability was estimated at issuance of January 17, 2012 and February 28, 2012 and March 31, 2012 using the Monte Carlo simulation with the following assumptions:

	January 17, 2012	February 28, 2012	March 31, 2012
Common Share Price	$0.12	$0.10	$0.08
Volatility	80.00%	80.00%	80.00%
Drift/Risk-Free Rate	0.56%	0.63%	0.78%
Forecast Horizon (Years)	4.00	3.83	3.70
Number of Steps	1,000	958	926
Step Size	0.0040	0.0040	0.0040

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using significant unobservable inputs (Level 3).

	$XXX,XX	$XXX,XX
	January 17, 2012	February 28, 2012
Fair Value of Embedded Derivative Liability at Issuance	$2,954,545	$480,000

Increase/(Decrease) in Fair Value at March 31, 2012	(454,546)	(40,000)

Balance at March 31, 2012	$2,499,999	$440,000

8. FAIR VALUE MEASUREMENT

The Fair Value Measurements topic of the FASB Codification establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. This guidance requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. Financial liabilities measured at fair value on a recurring basis at March 31, 2012 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Liabilities at Fair Value
Liabilities
Convertible Promissory Notes Payable, net discount			$51,310	$51,310
Embedded Derivative Liability in Convertible Note			85,260	85,260
Warrant Derivative Liability			2,939,999	2,939,999

Total liabilities	$—	$—	$3,076,569	$3,076,569

The fair value of the embedded derivative liability and warrant liability at issuance was determined using a continuous-variable stochastic process in the form of a Monte-Carlo Simulation which includes unobservable inputs supported by little or no market activity, such as various probabilities of occurrences of certain future events. The Monte-Carlo simulation expresses potential future scenarios, that when simulated thousands of times, can be viewed statistically to ascertain fair value, based upon a widely accepted drift calculation, the volatility of the asset, incremental time steps, and a random component known as the Weiner process, which introduces the dynamic behavior in the asset price. Based on our existing business plans, we also contemplated future equity raises of our Company’s stock and the impact on the valuation of the embedded derivative liability if our stock price is below the exercise price at the estimated date of the projected future capital raise. We used the closing price of our stock as of the valuation date for measurement date fair value.

The following tables present quantitative information about Level 3 Fair Value Measurements:

	Fair Value March 31, 2012	Valuation Technique(s)	Unobservable Input
Embedded Derivative in Convertible Notes	$72,500	Monte Carlo Simulation	Volatility
			Drift
			Forecast Horizon

Embedded Derivative in Convertible Notes	$12,760	Monte Carlo Simulation	Volatility
			Drift
			Forecast Horizon

	$85,260

	Fair Value March 31, 2012	Valuation Technique(s)	Unobservable Input
Warrant Derivative Liability	$440,000	Monte Carlo Simulation	Volatility
			Drift
			Forecast Horizon

Warrant Derivative Liability	$2,499,999	Monte Carlo Simulation	Volatility
			Drift
			Forecast Horizon

	$2,939,999

The Company’s stock price has the most significant influence on the fair value of its embedded derivative liability. An increase in the Company’s common stock price would cause the fair value of the embedded derivative liability to increase. A decrease in the Company’s stock price would likewise cause the fair value of the embedded derivative liability to decrease and result in a credit to the Company’s statement of operations.

Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on their issuance date and then on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value Measurement Topic of the FASB’s Accounting Standards Codification. Specifically, we compare prices received from our various pricing service to prices reported by the custodian or third-party investment advisors, and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if and as applicable.

The Company’s carrying value of other financial instruments including accounts receivable and accounts payable approximate fair value on March 31, 2012.

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

Total shares of preferred stock issued and outstanding at December 31, 2011 and March 31, 2012, respectively, were as follows:

	December 31, 2011	March 31, 2012
Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,670	1,670
Liquidation preference and redemption value	$1,670,000	$1,670,000

Total Convertible Preferred
Shares issued and outstanding	6,670	6,670
Liquidation preference and redemption value	$14,170,000	$14,170,000

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

Under the terms of the 2012 Private Placement, the Company issued to the Investors Warrants to purchase an aggregate of 26,727,266 shares of common stock (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closing of the 2012 Private Placement) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The exercise price of the Warrants is subject to adjustment in certain circumstances. If the Company issues shares of common stock, or securities convertible into or exercisable for shares of common stock, at a price lower than the exercise price, then the exercise price of the Warrants will, with limited exceptions, be adjusted to such lower price. The Warrants will terminate on January 17, 2016.

Under the terms of the 2012 Private Placement, the Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such investor at the closing of the 2012 Private Placement and a corresponding amount of Warrants, at any time prior to July 15, 2012. Further described in Note 5.

At December 31, 2011 and March 31, 2012, there were 15,660,000 and 42,387,266 warrants to purchase shares of common stock outstanding.

Common Stock

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

10. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $99,401 or $0.00 per share in the three month period ended March 31, 2011 and $76,697 or $0.00 per share in the three month period ended March 31, 2012.

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

No options were granted by the Company in the three month period ending March 31, 2012.

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Three months ended March 31,
	2011	2012

Dividend Yield	0.0%	N/A
Expected Volatility	143.2%	N/A
Risk Free Interest Rate	1.3%	N/A
Expected Option Terms (in years)	5	N/A

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the three month period ended March 31, 2012 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2012	10,055,545	$0.35	7.78
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(20,000)	0.19

Outstanding and expected to vest at March 31, 2012	10,035,545	$0.35	7.55	—

Exercisable at March 31, 2012	8,283,840	$0.38	7.40	—

Vested and expected to vest at March 31, 2012	10,035,545	$0.35	7.55	—

There were no options granted during the three months ended March 31, 2012. As of March 31, 2012, there was $333,772 of total unrecognized compensation cost related to approximately 1,751,705 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 0.8 years. The intrinsic value of both the outstanding and expected to vest and exercisable shares was $0, respectively, at March 31, 2012. For the three months ended March 31, 2012, no stock options were exercised.

There were no new restricted stock grants issued to employees in the three month period ended March 31, 2012. For the three month period ended March 31, 2012, no shares of restricted stock were available for future grant. There was no compensation included in total stock-based compensation in the Company’s statement of operations for the three months ended March 31, 2012 related to restricted stock previously granted. At December 31, 2011 and March 31, 2012, there was no unrecognized compensation related to restricted stock previously granted.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three months ended March 31, 2011 and 2012 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended March 31,
	2011	2012
Cost of goods sold	$1,831	$976
Research and development	2,411	1,093
Selling, general and administrative	95,159	74,628

Stock-based compensation expense	$99,401	$76,697

At March 31, 2012, there were approximately 1,158,183 shares of common stock available for future grants under all of the Company’s equity incentive plans.

11. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and March 31, 2012.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $11,602 and $23,800 of accrued warranties at March 31, 2011 and 2012, respectively, as set forth in the following table:

	For the three months ended March 31,
	2011	2012

Balance at beginning of period	$14,609	$23,933

Provision for warranty for units sold	14,750	14,662

Cost of warranty incurred	(17,757)	(14,795)

Balance at end of period	$11,602	$23,800

12. SUBSEQUENT EVENTS

We have accessed and determined there were no subsequent events that occurred through the date of issuance of these financial statements requiring additional disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Form 10-Q that are not strictly historical are forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “could” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to obtain funding necessary to fund operations and to develop or enhance our technology, adverse results in future clinical studies of our technology, material deviations from our current operating plan, lower than expected sales by Cardiac Science of its Q-Stress System, failure to obtain or maintain adequate levels of government and third-party reimbursement for use of our MTWA test, customer delays in making final buying decisions, decreased demand for our products, failure to obtain or maintain patent protection for our technology, and overall economic and market conditions. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2011, which is on file with the SEC and available at http://sec.gov/edgar.html. In addition, any forward-looking statements represent our estimates only as of today and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as may be legally necessary, even if our estimates should change.

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

We estimate that there are 30 to 40 million patients in the U.S. at moderate or high risk of coronary artery disease. Our pilot data suggests that these patients may benefit when MTWA is used in conjunction with other diagnostic modalities. In September 2011, we concluded a review of data generated at several clinical sites including those that participated in our MTWA-CAD feasibility study (Evaluation of Microvolt T-Wave Alternans Testing for the Detection of Active Ischemia in Patients with Known or Suspected Coronary Artery Disease). The data suggest that MTWA is a statistically significant predictor of ischemic events. In addition, the data revealed instances where our MTWA test identified underlying coronary artery disease that was not identified by other standard diagnostic modalities. The MTWA-CAD trial enrolled 176 patients. The feasibility study provided us with the information required to design a multi-center, prospective clinical trial intended to provide the basis for regulatory approval. Accordingly, we decided to conclude the enrollment in our MTWA-CAD study and commence the design of a prospective clinical trial.

Distribution Update

At March 31, 2012, we employed 4 direct sales representatives in the U.S. and 8 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.

In June 2009, we entered into a Development, Supply and Distribution Agreement (the “OEM Agreement”), with Cardiac Science (our “OEM Partner”) as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the OEM Agreement, we developed the MTWA Module that allows our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on our OEM Partner’s Q-Stress test platform via customized software and patient interface. Launched in September 2010, our OEM Partner markets the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers. From July 2011 until March 31, 2012, the MTWA Module was supplied to our OEM Partner at no charge and they agreed to include the MTWA Module on new Q-Stress systems at no incremental cost to their customers. In April 2012, this program was extended through June 30, 2012. The companies agreed to evaluate the program on a quarterly basis going forward.

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

Following the clearance by the FDA in April 2011, the MTWA Module was launched by our OEM Partner in late September 2010. While the initial market preparation, product launch and lead generation activities were in line with our expectations, the number of units placed was below our projections. This trend continued through the third quarter of 2011. We believe that the lack of traction was mainly attributable to organizational changes that occurred within our OEM Partner subsequent to the launch of the MTWA Module. In October 2010, our OEM Partner announced it was being acquired by Opto Circuits (India), which was completed in December 2010. We believe the organizational restructuring of our OEM Partner, including extensive personnel changes particularly within sales and marketing, and the merger of our OEM Partner with two subsidiaries of Opto Circuits, resulted in shifts in priorities and focus that negatively impacted sales of our MTWA Module. In July 2011 we reached an agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales through March 31, 2012. During this period, the MTWA Module was supplied to our OEM Partner at no charge and is included in new Q-Stress Systems at no incremental cost to the customer. In the first quarter of 2012, our OEM partner shipped 103 MTWA Modules, bringing the total number of shipments since the launch of the promotion to 236. The program was extended to June 30, 2012.

In the first quarter of 2012, approximately 23% of our total revenue came from sales of our products outside the U.S. which are sold through a network of country specific distributors in Europe, Asia and the Middle East. We market the HearTwave II System, the CH 2000 Cardiac Stress Test System and our Micro-V Alternans Sensors internationally through independent distributors. In April 2010, the Japanese regulatory authorities cleared our HearTwave II System to be marketed in Japan on a non-exclusive basis by Fukuda Denshi Co LTD. Previously, our distribution arrangement with Fukuda Denshi was limited to our CH2000 Cardiac Stress Test System and our first generation HearTwave System. Effective August 2010, we appointed Mayerick S.A. de S.V. as the exclusive distributor of our HearTwave II System in Mexico. In September 2011, the necessary regulatory approvals were received from the Mexican regulatory authorities in order to sell the HearTwave II in Mexico. The initial term of our distribution arrangement with Mayerick expires on July 31, 2012. Also in September 2011, we appointed EO Medical Pte Ltd as the exclusive distributor of our HearTwave II System in Singapore. Sales of our HearTwave II System in Singapore will not commence unless and until the necessary regulatory approvals have been received from the regulatory authorities in Singapore. The initial term of our distribution arrangement with EO Medical Pte Ltd expires on September 19, 2013. We may terminate the distribution arrangement with EO Medical Pte Ltd if EO Medical Pte Ltd fails to introduce the HearTwave II System in Singapore for purchase generally by end users by August 1, 2012.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 include a summary of our significant accounting policies and methods used in the preparation of our financial statements. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including, when applicable, those related to incentive compensation, revenue recognition, product returns, allowance for doubtful accounts, inventory valuation, intangible assets, income taxes, warranty obligations, the fair value of preferred stock and warrants, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the three months ended March 31, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended March 31,
	2011	% of Total	2012	% of Total	% Change
Alternans Products:
U.S.	$303,658	48%	$217,903	39%	-28%
Rest of World	70,578	11%	82,006	15%	16%

Total	374,236	59%	299,909	54%	-20%

Stress and Other Products:
U.S.	183,895	29%	211,195	38%	15%
Rest of World	78,930	12%	43,051	8%	-45%

Total	262,825	41%	254,246	46%	-3%

Total Revenues	$637,061	100%	$554,155	100%	-13%

Three Month Periods Ended March 31, 2011 and 2012

Revenue

Total revenue for the three months ended March 31, 2011 and 2012 was $637,061 and $554,155, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $299,909 during the three months ended March 31, 2012 compared to $374,236 during the same period of 2011, a decrease of 20%. Our Alternans products accounted for 59% and 54% of total revenue for the three month periods ended March 31, 2011 and 2012, respectively. Revenue from the sale of our stress and other products for the three months ended March 31, 2011 and 2012 was $262,825 and $254,246, respectively. The decrease in revenue compared to the same period in 2011 is largely attributable to our continued transition to the MTWA Module strategy, which has resulted in less focus and resources spent on selling the stand-alone HearTwave II System compared to previous periods. In July 2011, we reached an agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales through March 31, 2012. During this period, the MTWA Module was supplied to our OEM Partner at no charge and was included in new Q-Stress Systems at no incremental cost to the customer. In April 2012, the program was extended to June 30, 2012.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended March 31, 2011 and 2012, was 31% and 7%, respectively. The decrease is attributable to our agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales through March 31, 2012. During this period, the MTWA Module was supplied to our OEM Partner at no charge and was included in new Q-Stress Systems at no incremental cost to the customer. The inventory reserve as of March 31, 2012 reduced $35,695 or 3% from the balance at December 31, 2011 as inventory that was previously reserved was sold.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended March 31,
	2011	% of Total Revenue	2012	% of Total Revenue	% Inc/(Dec) 2011 vs 2012

Operating Expenses:
Research and development	$119,056	19%	$87,361	16%	-27%
Selling, general and administrative	1,405,868	221%	1,620,172	292%	15%

Total	$1,524,924	239%	$1,707,533	308%	12%

Research and Development

Research and development expense for the three months ended March 31, 2011 and 2012 was $119,056 and $87,361, respectively, a decrease of 27%. The decrease in research and development expense is primarily attributable to the conclusion of patient enrollment in the MTWA-CAD study.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three month periods ended March 31, 2011 and 2012 was $1,405,868 and $1,620,172, respectively, an increase of 15%. This increase was due to broker and consultative fees incurred in connection with the issuance of the 2012 Notes. SG&A expense for the 2011 and 2012 three month periods included $95,159 and $74,628 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income for the three month periods ended March 31, 2011 and 2012 was $58 and $9. Interest expense for the three month periods ended March 31, 2011 and 2012 was $2,608 and $736,793, respectively. The increase in interest expense is due to $691,094 of non-cash interest expense and $43,634 of cash interest expense incurred in connection with the 2012 Notes. See Note 6.

Net Loss

As a result of the factors described above, as well as aggregate change in valuation of warrant and embedded derivative of $554,526, the net loss attributable to common stockholders for the three months ended March 31, 2012 was $1,849,348 compared to $1,332,857 in the same period in 2011.

Liquidity and Capital Resources

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,330,307 and $1,667,090 for the three months ended March 31, 2011 and 2012, respectively. For the first three months of 2012, the net loss we incurred included non-cash stock-based compensation expense of $76,697.

Cash and cash equivalents were $1,168,787 at March 31, 2012 compared to $312,610, at December 31, 2011. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for our obligations under the facility lease. The original amount of the letter of credit was $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2011 and March 31, 2012, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and, therefore, are classified as cash equivalents. At December 31, 2011 and March 31, 2012, $300,000 and $200,000, of restricted cash was held in money market funds, respectively.

The overall increase in the Company’s cash and cash equivalents is primarily attributable to cash received in connection with the the 2012 Notes offset by, net cash used by operations. The main changes in operating assets and liabilities in 2012 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $15,544, attributable to lower revenue, and an increase in inventory, net of reserve, of $11,632 attributable to the provision reduction after inventory that was previously reserved was sold. Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we maintain an inventory reserve, which was $1,057,746 at December 31, 2011 and $1,022,051 at March 31, 2012, due to the uncertainty of realizing the value of any excess inventory. We do not believe that the inventory is exposed to obsolescence risk. Prepaid expenses and other assets at March 31, 2012 increased $57,550 compared to December 31, 2011 primarily due to the capitalization of costs associated with the financing transactions in January and February of 2012. The capitalized amounts are amortized over the respective lives of the 2012 Notes. Accounts payable and accrued expenses at March 31, 2012 increased $105,936 compared to December 31, 2011 as a result of the timing of payments. As a result of the factors described above, we have incurred negative cash flow from operations of $1,479,063 for the three-month period ended March 31, 2012. In addition, we have an accumulated deficit at March 31, 2012 of $108,407,899.

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

In January and February 2012, the Company issued and sold secured convertible promissory notes in the aggregate principal amount of $2,940,000 together with common stock warrants and additional investment rights to new and current institutional and private accredited investors. The transactions raised gross proceeds of $2,940,000, including the conversion of $600,000 of the 2011 Notes. The 2012 Notes are convertible into common stock of the Company at a conversion price of $0.11 per share, mature on July 17, 2013, bear interest at the rate of 8% per annum due and payable quarterly in arrears, which commenced March 31, 2012 and upon maturity, and are secured by all of the assets of the Company. The Company issued to the investors warrants to purchase an aggregate of 26,727,266 shares of common stock of the Company (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closing of the financing) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such Investor at the closing of the private placement and a corresponding amount of warrants, at any time prior to July 15, 2012. The Company filed a registration statement registering the shares of common stock underlying the 2012 Notes and warrants on April 13, 2012.

We believe our existing resources and currently projected financial results, which give effect to a reduction in certain operating expenses, are sufficient to fund our operations into the third quarter of 2012. While the proceeds from our 2012 convertible debt financings provide the Company with financing to fund the company’s operations for a period of time, the Company anticipates that it will need to raise additional capital through the sale of equity or debt securities, or the exercise of existing warrants, to fund operations beyond the projected timeline. However, there can be no assurance that such capital would be available at all, or if available, that the terms of such financing would not be dilutive to other stockholders. We believe that the amount the Company will need additional capital to fund operations beyond the projected timeline will largely be dependent upon the number and growth in MTWA Module placements and the rate at which utilization of our MTWA Test increases. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. The Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock. So long as the 2012 Notes are outstanding, the Company may not, without the consent of holders of 65% of the 2012 Notes, raise capital through the issuance of debt or rights to acquire debt, or enter into any agreement to modify the terms of any equity securities currently outstanding. Further, the Company may not issue equity securities ranking, as to dividends, redemption or distribution of assets upon a liquidation, senior to or pari passu with the Series C-1 Preferred Stock or the Series D Preferred Stock, without the written consent of the holders of at least a majority of the then-outstanding shares of Series C-1 Preferred Stock and Series D Preferred Stock, respectively, voting as a separate class, and the Company may not, without the written consent of the holders of at least a majority of the then-outstanding shares of Series D Preferred Stock, issue debt securities convertible into any equity securities of the Company.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

On an as-converted basis, as of March 31, 2012, the Company currently has 124,659,416 shares of common stock issued and outstanding, including 100,112,960 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 20,365,854 shares issuable upon conversion of the Series D Convertible Preferred Stock. Additionally, the Company has reserved 42,387,266 shares of common stock for issuance upon exercise of outstanding warrants, including 15,660,000 warrants issued to investors and the selling agent in connection with the sale of our common stock in December 2010 and an aggregate of 26,727,266 issued in connection with the sale of secured convertible promissory notes in January and February 2012. The Company has also reserved 26,727,266 shares of common stock for issuance upon conversion of secured convertible promissory notes issued in January and February 2012, as well as 13,363,633 shares of common stock for issuance upon the exercise of Additional Investment Rights. The Company also has stock options outstanding to purchase up to an aggregate of 10,055,545 shares of common stock. Under the Company’s Certificate of Incorporation there are only 250,000,000 shares of common stock authorized. Consequently, the Company will be limited in its ability to issue additional common stock or debt or equity convertible into common stock without amending the Certificate of Incorporation, which would require the approval of the holders of a majority of the voting power of all shares of the Company’s capital stock, voting together as a class. If the stockholders do not approve such an amendment, we would be very limited in our ability to raise capital through the sale of equity securities, which could have a material adverse effect on the Company’s ability to continue as a going concern and could cause the Company to cease operations.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2012 are set forth in the table below.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital Lease Obligations	$27,208	$7,190	$20,018	$—	$—
Operating Lease Obligations	$430,775	$430,775	$—	$—	$—
Purchase Obligations	$10,000	$10,000	$—	$—	$—

Total	$467,983	$447,965	$20,018	$—	$—

In November 2007, we entered into a definitive agreement with Farley White Management Company, LLC to lease 17,639 usable square feet of office space located at 100-200 Ames Pond Drive, Tewksbury, Massachusetts, which is our current executive and operating facility. The initial lease term is for 62 months with an option to extend the lease for one extension period of five years. The term of the lease commenced February 2008. We were not required to pay rent for the first two months of the initial lease term. Thereafter, the annual base rent for the first, second, third, fourth and fifth years of the initial lease term will be $262,500, $367,776, $377,992, $388,208 and $398,424, respectively, plus our pro-rata share of real estate taxes and property maintenance, in each case over a base year. During the term of our lease, we are required to maintain a standby letter of credit in favor of the landlord as security for the obligations under the lease. The amount of the letter of credit is $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. The Company first occupied the space in February 2008 and the first, second and third reductions of the letter of credit in the amounts of $100,000 took place during the first three months of 2010, 2011, and 2012 respectively. The landlord for the property was responsible for paying the costs of construction for the interior of the space occupied by us. We are generally responsible for paying for our interior furnishings, telephones, data cabling and equipment. Based on these terms, we account for this agreement as an operating lease.

Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under our license agreement with MIT, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to March 31, 2012. In addition, the royalty on net sales related to technologies licensed from third parties and improvements thereon sold or leased by the Company and the monthly royalty under the Amended and Restated Consulting and Technology Agreement between the Company and Richard Cohen was $37,500 at March 31, 2011 and 2012, respectively.

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

We own financial instruments that are sensitive to market risk. At December 31, 2011 and March 31, 2012, our cash and cash equivalents included money market funds. The money market funds are currently invested in a government-backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. None of these instruments are held for trading purposes. Although we have implemented policies to preserve our capital, there can be no assurance that the valuation and liquidity of investments are not exposed to some level of risk due to market conditions.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Effective March 5, 2012, the Board of Directors of the Company amended the Cambridge Heart, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) in order to extend until December 31, 2012 the date until which awards may be granted under the 2001 Plan. A copy of the 2001 Plan, as amended, is filed as exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: May 15, 2012	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	2001 Stock Incentive Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101§

The following financial statements from Cambridge Heart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 15, 2012, formatted in XBRL (Extensible Business Reporting Language), as follows:

(i) Condensed Balance Sheets at December 31, 2011 and March 31, 2012 (Unaudited)

(ii) Condensed Statement of Operations for the Three Month Periods Ended March 31, 2011 and 2012 (Unaudited)

(iii) Condensed Statements of Cash Flows for the Three Month Periods Ended March 31, 2011 and 2012 (Unaudited)

(iv) Notes to Condensed Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.