Form 10-Q
period 2012-06-30
CAMBRIDGE HEART INC
filed 2012-08-14
CIK 913443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2012

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	100,112,960

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2011	2012
Assets

Current assets:
Cash and cash equivalents	$312,610	$421,349
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $85,102
at December 31, 2011 and June 30, 2012, respectively	285,815	144,194
Inventory, net of inventory provision of $1,057,746 and $1,022,051 at
December 31, 2011 and June 30, 2012, respectively	444,377	430,785
Prepaid expenses and other current assets	128,619	198,050
Total current assets	1,271,421	1,294,378
Fixed assets, net	182,111	164,458
Restricted cash, net current portion	200,000	100,000
Other assets	78,264	41,416
Total Assets	$1,731,796	$1,600,252

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$465,269	$593,073
Convertible promissory notes payable, net discount	600,000	215,858
Accrued expenses	1,009,694	862,603
Current portion of capital lease obligation	6,689	7,729
Total current liabilities	2,081,652	1,679,263
Embedded derivative liability on a convertible note	-	27,920
Derivative warrant liability	-	3,172,726
Capital lease obligation, net of current portion	22,014	17,871
Total liabilities	2,103,666	4,897,780
Commitments and contingencies (Note 11)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at
December 31, 2011 and June 30, 2012, respectively; 6,670 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively.
Liquidation preference and redemption value of $14,170,000 as of
December 31, 2011 and June 30, 2012, respectively	12,747,990	12,747,990
	12,747,990	12,747,990
Stockholders' deficit:
Common Stock, $.001 par value; 250,000,000 and 500,000 shares authorized at December 31, 2011 and June 30, 2012, respectively;
100,112,960 shares issued and outstanding at
December 31, 2011 and June 30, 2012, respectively	100,113	100,113
Additional paid-in capital	93,338,578	93,565,246
Accumulated deficit	(106,558,551)	(109,710,877)
Total stockholders' deficit	(13,119,860)	(16,045,518)
Total Liabilities and Stockholders' Deficit	$1,731,796	$1,600,252

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012

Revenue	$541,705	$461,481	$1,178,767	$1,015,636

Cost of goods sold	416,005	413,326	858,449	927,039

Gross profit	125,700	48,155	320,318	88,597

Costs and expenses:
Research and development	87,933	122,374	206,989	209,735
Selling, general and administrative	1,433,272	1,375,210	2,839,141	2,995,382
Total operating expenses	1,521,205	1,497,584	3,046,130	3,205,117

Loss from operations	(1,395,505)	(1,449,429)	(2,725,812)	(3,116,520)

Interest income	437	1,559	494	1,568

Interest expense	(2,356)	(190,720)	(4,963)	(927,513)

Change in valuation of warrant	-	267,273	-	761,819

Change in valuation of embedded derivative	-	68,340	-	128,320

Net loss	$(1,397,424)	$(1,302,977)	$(2,730,281)	$(3,152,326)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average common shares outstanding-basic and diluted	98,158,604	100,112,960	97,803,434	100,112,960

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2012

Net loss	$(2,730,281)	$(3,152,326)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	34,343	73,616
Non-cash interest expense incurred from debt issuance	-	816,643
Change in fair value of embedded derivative liability	-	(128,320)
Change in fair value of derivative warrant liability	-	(761,819)
Inventory provision	56,085	(35,695)
Stock based compensation expense	190,039	226,668
Provision for allowance for doubtful accounts	19,805	-
Changes in operating assets and liabilities:
Accounts receivable	114,416	141,622
Inventory	(46,005)	49,287
Prepaid expenses and other current assets	45,966	(69,431)
Restricted cash	100,000	100,000
Accounts payable and accrued expenses	(320,263)	(19,287)

Net cash used for operating activities	(2,535,895)	(2,759,043)

Purchases of fixed assets	(58,397)	(19,115)

Net cash used in investing activities	(58,397)	(19,115)

Proceeds from convertible promissory notes	-	2,890,000
Principal payments on capital lease obligations	(2,324)	(3,103)

Net cash provided by (used in) financing activities	(2,324)	2,886,897

Net increase (decrease) in cash and cash equivalents	(2,596,616)	108,739
Cash and cash equivalents, beginning of period	4,188,215	312,610

Cash and cash equivalents, end of period	$1,591,599	$421,349

Supplemental Disclosure of Cash Flow Information

The Company paid $4,963 and $1,952 in interest for the six month periods ended June 30, 2011 and 2012.

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

The Company’s interim financial statements as of June 30, 2011 and 2012 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of June 30, 2012, results of operations for the three and six months ended June 30, 2011 and 2012 and cash flows for the six months ended June 30, 2011 and 2012.

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

Management believes its existing resources, including cash at June 30, 2012 of $421,349 and the proceeds of $267,500 from the issuance of additional secured convertible promissory notes and common stock warrants in July 2012, described in further detail in Note 5, and currently projected financial results, are sufficient to fund operations into October 2012. These resources coupled with the restructuring of the Company’s operations to reduce its cash burn allows the Company to continue to support its existing customer base and distribution partnerships while it executes on certain key activities and explores strategic alternatives. If we encounter material deviations from our plans including, but not limited to, any lower than expected level of sales to our OEM Partner, or lower than expected sales of our products, our ability to fund our operations will be negatively impacted.

On an as-converted basis as of June 30, 2012, the Company has 124,659,416 shares of common stock issued and outstanding, including 100,112,960 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 20,365,854 shares issuable upon conversion of the Series D Convertible Preferred Stock. Additionally, the Company has reserved 15,660,000 shares of common stock for issuance upon exercise of outstanding warrants issued in connection with the sale of our common stock in December 2010, 31,727,265 shares of common stock for issuance upon conversion of secured convertible promissory notes issued in January, February and May 2012, and 31,727,265 shares of common stock for issuance upon exercise of outstanding warrants issued in connection with the sale of secured convertible promissory notes in January, February and May 2012. In July 2012, pursuant to the exercise of certain additional investment rights issued in connection with the sale of secured convertible promissory notes in January, February and May 2012, the Company issued additional secured convertible promissory notes in the aggregate principal amount of $267,500 together with common stock warrants to purchase an aggregate of 2,431,818 shares of common stock of the Company (see Note 5).  The Company has reserved 4,863,636 shares of common stock for issuance upon conversion of the notes and exercise of outstanding warrants issued in July 2012.  The Company also has stock options outstanding to purchase up to an aggregate of 10,862,080 shares of common stock.

If the Company is unable to generate adequate cash flows or obtain sufficient additional funding when needed, the Company may have to cut back its operations further, sell some or all of its assets, license potentially valuable technologies to third parties, and/or cease some or all of its operations.

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

At December 31, 2011 and June 30, 2012, respectively, $311,433 and $418,165 of the Company’s cash and cash equivalents were in a transaction account. As of June 30, 2012, this transaction account was covered by Federal Deposit Insurance Coverage (“FDIC”) in the amount of $250,000. At December 31, 2011 and June 30, 2012, respectively, the Company classified investments in money market funds totaling $1,177 and $3,184, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. Distributors and customers do not have the right to return our products. These distributors provide all direct repair and support services to their customers. Additionally, revenue from the sale of the Microvolt T Wave Alternans (“MTWA”) Module to Cardiac Science is subject to the same revenue recognition criteria. The Company provides standard warranty coverage on the MTWA Module. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems, and pursuant to the Company’s Development, Supply and Distribution Agreement with Cardiac Science, the MTWA Module is sold with a start-up kit including Micro-V Alternans Sensors. Therefore, as necessary, the Company allocates the total consideration to the separate items proportionately based on the relative selling price and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave II System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Billings of $235,577 at June 30, 2012 ($275,295 at December 31, 2011) in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. For the three months ended June 30, 2011 and 2012, the Company’s actual experience of customer receivables written off directly was $4,821 and $14,089, respectively. For the six months ended June 30, 2011 and 2012, the Company’s actual experience of customer receivables written off directly was $25,517 and $14,089, respectively. At December 31, 2011 and June 30, 2012, the allowance for doubtful accounts was $85,102.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the six month periods ended June 30, 2011 and 2012 the impact of options to purchase 10,202,545 and 10,862,080, respectively, shares of common stock, 5,000 shares of Series C-1 Convertible Preferred Stock (4,180,602 shares of common stock on an as converted basis), 1,770 and 1,670 shares of Series D Convertible Preferred Stock (21,585,366 and 20,365,854 shares of common stock on an as converted basis, respectively), warrants issued in connection with the December 2010 Private Placement to purchase 15,660,000 shares of common stock, and warrants issued in connection with the January 17, 2012, February 28, 2012 and May 23, 2012 secured convertible promissory notes to purchase 0 and 31,727,265 shares of common stock and 0 and 31,727,265 shares of common stock issuable upon conversion of secured convertible promissory notes issued on January 17, 2012, February 28, 2012 and May 23, 2012, respectively, have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the six month periods ended June 30, 2011 and 2012, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2009, the Company recorded a provision of $967,148 for excess inventory built up in connection with our contractual obligation as part of the co-marketing agreement with St. Jude Medical. In March 2007, we entered into a co-marketing agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our HearTwave II System and other MTWA products to cardiologists and electrophysiologists in North America. The agreement with St. Jude Medical ended on November 5, 2008. Pursuant to the terms of the co-marketing agreement, we were contractually obligated to build up our inventory for HearTwave II Systems. Consequently, the level of our inventory exceeds our current sales projections of the HearTwave II System for the next 12 months. The provision is based on the uncertainty about realizing the value of excess inventory. As of December 31, 2011 and June 30, 2012, the Company’s inventory reserve totaled $1,057,746 and $1,022,051. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were no major customers that accounted for over 10% of the Company’s total revenue and accounts receivable balances for the three or six month periods ended June 30, 2011 and June 30, 2012.

International sales accounted for 17% and 20% of total revenue for the three and six month periods ended June 30, 2011 and 16% and 20% of total revenue for the three and six month periods ended June 30, 2012, respectively.

4. INVENTORIES

Inventories consist of the following:

	December 31,	June 30,
	2011	2012
Raw materials	$1,120,450	$1,131,172
Work in process	6,586	6,756
Finished goods	375,087	314,908
	1,502,124	1,452,836

Inventory reserve	(1,057,746)	(1,022,051)

Total inventory, net	$444,377	$430,785

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

 January 17, 2012, February 28, 2012 and May 23, 2012 Secured Convertible Promissory Notes

In closings on January 17, 2012, February 28, 2012, and May 23, 2012, the Company issued and sold secured convertible promissory notes (the “2012 Notes”) in the aggregate principal amount of $3,490,000, together with common stock warrants and additional investment rights described below, to new and current institutional and private accredited investors pursuant to the terms of four subscription agreements dated January 17, 2012, February 28, 2012 and May 23, 2012 between the Company and the investors party thereto (collectively, the “ 2012 Private Placement”).

The 2012 Private Placement provided $3.5 million of gross proceeds, including the conversion of $600,000 of the 2011 Notes. The securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Under the terms of the 2012 Private Placement, the Company issued to the Investors warrants (the “Warrants”) to purchase an aggregate of 31,727,265 shares of common stock (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closing of the 2012 Private Placement) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The exercise price of the Warrants is subject to adjustment in certain circumstances. If the Company issues shares of common stock, or securities convertible into or exercisable for shares of common stock, at a price lower than the exercise price, then the exercise price of the Warrants will, with limited exceptions, be adjusted to such lower price. The Warrants will terminate on January 17, 2016.

Under the terms of the 2012 Private Placement, the Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such investor at the closing of the 2012 Private Placement and a corresponding amount of Warrants, at any time prior to July 15, 2012. On July 13, 2012, the Company and the investors amended the subscription agreements to extend the termination date to July 31, 2012.

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

Pursuant to the Subscription Agreements, the Company filed a registration statement registering the shares of common stock underlying the 2012 Notes and Warrants on April 13, 2012. The registration statement was declared effective June 27, 2012. If the registration statement after being filed and declared effective, ceases to be effective without being succeeded within 22 business days by and effective replacement or amended registration statement, or for a period of time that exceeds 45 days in the aggregate per year, the Company will be required to pay an amount equal to 0.5% of the principal amount of the outstanding 2012 Notes and purchase price of the Shares and Warrant Shares issued upon conversion of the 2012 Notes and exercise of the Warrants for each 30 day period that the registration statement is not effective, in excess of 22 consecutive business days or 45 aggregate days per year as applicable (or such lesser pro-rata amount for any period of less than 30 days), up to a maximum of 5% of the 2012 Note principal plus the aggregate actual Warrant exercise prices.

Pursuant to the Subscription Agreements, the Company agreed to certain positive and negative covenants as set forth in the Subscription Agreements, the 2012 Notes and the Warrants (collectively, the “Transaction Documents”). The holders of at least sixty-five percent (65%) of each affected component of the securities issued in the 2012 Private Placement may consent to take or forebear from any action permitted under or in connection with the Transaction Documents, modify any Transaction Documents or waive any default or requirement applicable to the Company or the investors under the Transaction Documents provided the effect of such action does not waive any accrued interest or damages and further provided that the relative rights of the Investors to each other remains unchanged.

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

6. FINANCIAL INSTRUMENTS—DERIVATIVES AND HEDGING

January 17, 2012, February 28, 2012 and May 23, 2012 Secured Convertible Promissory Notes

At the date of issuances of the 2012 Notes, based upon evaluation under applicable ASC No. 815-15 Derivatives and Hedging guidance, the Company determined that the 2012 Notes included a conversion feature constituting an embedded derivative. The aggregate fair value of the related derivative liabilities at inception was determined to be $156,240, and is recorded as “Embedded Derivative Liability on Convertible Note” in the accompanying balance sheet.

More specifically, the Company is subject to the embedded derivative guidance within ASC 815-15 due to the fact that the related contracts are not indexed to its own stock, as specified by ASC No. 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity”, and meet each of the three criteria specified in ASC 815-15-25-1 . The derivatives are accounted for and classified as an “Embedded Derivative Liability on Convertible Note” within the liabilities section of the balance sheet. The change in the fair value of the derivatives is reported in the statements of operations and in the “Cash flows from operating activities” section of the statements of cash flows.

January 17, 2012, February 28, 2012 and May 23, 2012 Warrants

At the date of issuances of the 2012 Notes, based upon evaluation under applicable ASC No. 815 Derivatives and Hedging guidance, the Company determined that the financial instrument constituted derivatives. The aggregate fair value of the derivative liabilities at inception was determined to be $3,934,545, and are recorded as “Derivative Warrant Liability” in the accompanying balance sheet.

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

At the January 17, 2012, February 28, 2012 and May 23, 2012 issuance dates, since the Embedded Derivative Liabilities in Convertible Note and the fair value balances of the Derivative Warrant Liabilities exceeded the actual proceeds of $3,490,000 from the secured convertible promissory note host instrument, in the aggregate, the excess difference of $639,785 in total was reflected as “Interest expense” within the accompanying statement of operations for the six months ended June 30, 2012.  At the January 17, 2012, February 28, 2012 and May 23, 2012 issuance dates, the Company recorded an aggregate debt discount of $3,451,000, which is amortized over the term of the related debt instrument using the effective interest method.  At June 30, 2012 the balance of the debt discount is $3,274,142.

 7. FINANCIAL INSTRUMENTS—FAIR VALUE

January 17, 2012, February 28, 2012 and May 23, 2012 Secured Convertible Promissory Notes

At the date of issuance of the 2012 Notes, based upon evaluation under applicable ASC No. 815-15 Derivatives and Hedging guidance, the Company determined that the 2012 Notes included a conversion feature constituting an embedded derivative. The fair value of the embedded derivative liability at issuance was determined using the Monte Carlo simulation. The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the future activities and the Company’s stock prices and historical volatility inputs. See Note 8 for disclosure regarding the fair value measurements topic of the FASB Codification. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of the embedded derivative liabilities was estimated at issuances of January 17, 2012, February 28, 2012, May 23, 2012, and June 30, 2012 using the Monte Carlo simulation with the following assumptions:

	January 17,	February 28,	May 23,	June 30,
	2012	2012	2012	2012
Common Share Price	$0.12	$0.10	$0.08	$0.06
Volatility	80.00%	80.00%	80.00%	80.00%
Drift/Risk Free Rate	0.56%	0.63%	0.57%	0.56%
Forecast Horizon (Years)	4.0	3.83	3.49	3.34
Number of Steps	1,000	958	873	835
Step Size	0.0040	0.0040	0.0040	0.0040

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using significant unobservable inputs (Level 3).

	January 17,	February 28,	May 23,
	2012	2012	2012	Total
Fair Value of Embedded Derivative	Issuance	Issuance	Issuance
Liability at Issuance	$125,000	$20,240	$11,000	$156,240

Increase/(Decrease) in Fair Value
for period ending June 30, 2012	(105,000)	(16,720)	(6,600)	(128,320)

Balance at June 30,2012	$20,000	$3,520	$4,400	$27,920

January 17, 2012, February 28, 2012 and May 23, 2012 Warrants

Pursuant to the Subscription Agreements dated January 17, 2012, February 28, 2012 and May 23, 2012, the Company issued to the Investors warrants (the “Warrants”) to purchase an aggregate of 31,727,265 shares of common stock. The fair value of the warrant liability at each issuance was determined using the Monte Carlo simulation. The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the future activities and the Company’s stock prices and historical volatility inputs. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of the warrant liability was estimated at issuance of January 17, 2012, February 28, 2012, May 23, 2012, and June 30, 2012 using the Monte Carlo simulation with the following assumptions:

	January 17,	February 28,	May 23,	June 30,
	2012	2012	2012	2012

Common Share Price	$0.12	$0.10	$0.08	$0.06
Volatility	80.00%	80.00%	80.00%	80.00%
Drift/Risk Free Rate	0.56%	0.63%	0.57%	0.56%
Forecast Horizon (Years)	4.0	3.83	3.49	3.34
Number of Steps	1,000	958	873	835
Step Size	0.0040	0.0040	0.0040	0.0040

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using significant unobservable inputs (Level 3).

	January 17,	February 28,	May 23,
	2012	2012	2012	Total
	Issuance	Issuance	Issuance
Fair Value of Warrants	$2,954,545	$480,000	$500,000	$3,934,545

Increase/(Decrease) in Fair Value
for period ending June 30, 2012	(681,819)	(80,000)	-	(761,819)

Balance at June 30,2012	$2,272,726	$400,000	$500,000	$3,172,726

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

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●
Level 2—Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

●
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The fair value of the embedded derivative liability and warrant liability at issuance was determined using a continuous-variable stochastic process in the form of a Monte-Carlo Simulation that includes unobservable inputs, which in this case are volatility, drift and forecast horizon, supported by little or no market activity, such as various probabilities of occurrences of certain future events. The Monte-Carlo simulation expresses potential future scenarios, that when simulated thousands of times, can be viewed statistically to ascertain fair value, based upon a widely accepted drift calculation, the volatility of the asset, incremental time steps, and a random component known as the Weiner process, which introduces the dynamic behavior in the asset price. Based on our existing business plans, we also contemplated future equity raises of our Company’s stock and the impact on the valuation of the embedded derivative liability if our stock price is below the exercise price at the estimated date of the projected future capital raise. We used the closing price of our stock as of the valuation date for measurement date fair value.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. Financial liabilities measured at fair value on a recurring basis at June 30, 2012 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Liabilities at Fair Value

Liabilities
Convertible Promissory Notes Payable, net discount	$-	$-	$215,858	$215,858
Embedded Derivative Liability in Covertible Note	-	-	27,920	27,920
Warrant Derivative Liability	-	-	3,172,726	3,172,726

Total liabilities	$-	$-	$3,416,504	$3,416,504

Liabilities measured at fair value were originally recorded in connection with the 2012 Notes (see Note 5). Changes in the initial valuation during the three and six months ended June 30, 2012 are due to the amortization of the debt discount, as well as changes in the fair value of the warrants and embedded derivative liability (see Note 7).

The Company’s stock price has the most significant influence on the fair value of its embedded derivative liability and warrant derivative liability. An increase in the Company’s common stock price would cause the fair value of the embedded derivative liability to increase. A decrease in the Company’s stock price would likewise cause the fair value of the embedded derivative liability to decrease and result in a credit to the Company’s statement of operations.

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

The Company’s carrying value of other financial instruments including accounts receivable and accounts payable approximate fair value on June 30, 2012.

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

Total shares of preferred stock issued and outstanding at December 31, 2011 and June 30, 2012, respectively, were as follows:

	December 31,	June 30,
	2011	2012
Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,670	1,670
Liquidation preference and redemption value	$1,670,000	$1,670,000

Total Convertible Preferred
Shares issued and outstanding	6,670	6,670
Liquidation preference and redemption value	$14,170,000	$14,170,000

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

The conversion price of the Series D Preferred Stock is subject to adjustment in certain circumstances. If the Company issues shares of common stock at a purchase price below the conversion price of the Series D Preferred Stock at any time on or before August 23, 2011, the conversion price of the Series D Preferred Stock will be adjusted as set forth in the Series D Certificate of Designation (as defined below). In determining the appropriate accounting for the conversion feature for the Series D Preferred Stock, the Company determined that the conversion feature does not require bifurcation, and as a result is not considered a derivative under the provisions of ASC 815.  No adjustment in the conversion price was made as a result of this provision.

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

Under the terms of the 2012 Private Placement, the Company issued Warrants to purchase an aggregate of 31,727,265 shares of common stock (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closings of the 2012 Private Placement) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The exercise price of the Warrants is subject to adjustment in certain circumstances. If the Company issues shares of common stock, or securities convertible into or exercisable for shares of common stock, at a price lower than the exercise price, then the exercise price of the Warrants will, with limited exceptions, be adjusted to such lower price. The Warrants will terminate on January 17, 2016.

Under the terms of the 2012 Private Placement, the Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such investor at the closing of the 2012 Private Placement and a corresponding amount of Warrants, at any time prior to July 15, 2012 (which was later extended to July 31, 2012). The 2012 Private Placement is further described in Notes 5 and 12.

At December 31, 2011 and June 30, 2012, there were 15,660,000 and 47,387,265 warrants to purchase shares of common stock outstanding.

Common Stock

In 2012, the stockholders approved an amendment to the Company’s Certificate of Incorporation which increased the number of shares of common stock authorized for issuance from 250,000,000 to 500,000,000 shares. At June 30, 2012, the Company had 100,112,960 common shares outstanding.

10. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $190,039 or $0.00 per share in the six month period ended June 30, 2011 and $226,668 or $0.00 per share in the six month period ended June 30, 2012.

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

The following weighted average assumptions were used to estimate the fair market value of options granted using the Black-Scholes valuation method:

	Six months ended June 30,
	2011	2012

Dividend Yield	0.0%	0.0%
Expected Volatility	143.2%	136.0%
Risk Free Interest Rate	1.3%	1.7%
Expected Option Terms (in years)	5	10

The expected volatility is based on the price of the Company’s common stock over a historical period which approximates the expected term of the options granted. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted. The expected term is estimated based on historical experience.

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the three month period ended June 30, 2012 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at January 1, 2012	10,055,545	$0.35	7.78
Granted	841,535	$0.09
Exercised	-	-
Canceled/Forfeited	(35,000)	$0.85

Outstanding and expected to vest at June 30, 2012	10,862,080	$0.32	7.54	-

Exercisable at June 30, 2012	9,116,208	$0.35	7.45	-

Vested and expected to vest at June 30, 2012	10,862,080	$0.32	7.54	-

As of June 30, 2012, there was $255,209 of total unrecognized compensation cost related to approximately 1,745,872 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 0.7 years. The intrinsic value of both the outstanding and expected to vest and exercisable shares was $0, respectively, at June 30, 2012. For the six months ended June 30, 2012, no stock options were exercised.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and six months ended June 30, 2011 and 2012 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Cost of goods sold	$1,687	$976	$3,518	$1,952
Research and development	2,427	1,093	4,838	2,186
Selling, general and administrative	86,523	147,902	181,682	222,530
Stock-based compensation expense	$90,638	$149,971	$190,039	$226,668

At June 30, 2012, there were approximately 1,642,221 shares of common stock available for future grants under all of the Company’s equity incentive plans.

11. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and June 30, 2012.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $6,923 and $24,867 of accrued warranties at June 30, 2011 and 2012, respectively, as set forth in the following table:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2012	2011	2012

Balance at beginning of period	$11,602	$23,800	$14,609	$23,933

Provision for warranty for units sold	14,837	2,348	29,587	17,010

Cost of warranty incurred	(19,516)	(1,280)	(37,273)	(16,076)

Balance at end of period	$6,923	$24,867	$6,923	$24,867

12. SUBSEQUENT EVENTS

Reduction in Force

In July 2012, the Company announced and executed on an initiative to reduce its cash burn.  The restructuring included significant reductions in personnel and overhead costs across all functions of the Company, in addition to management agreeing to restructure its compensation.  The new organizational structure, which is projected to reduce the quarterly operating expenses by approximately $935,000, allows the Company to continue to support its existing customer base and distribution partnerships while it executes on certain key activities and explores strategic alternatives.

Management Compensation Restructure

In July 2012, Roderick de Greef, the Company’s Chairman of the Board, and Ali Haghighi-Mood, the Company’s Chief Executive Officer, each have agreed to a temporary reduction in salary effective from August 1, 2012 until December 31, 2012 (the “Reduction Period”). Specifically, Mr. de Greef will not be paid any cash salary and Mr. Haghighi-Mood’s salary will be reduced by 50% during the Reduction Period. Both Mr. de Greef and Mr. Haghighi-Mood will continue to participate in the Company’s health insurance and other benefit plans during the Reduction Period.

The Company has agreed to pay to each of Mr. de Greef and Mr. Haghighi-Mood an amount equal to the difference between the salary payments that the executive would have been paid had he received his unreduced salary during the period from August 1, 2012 until a Triggering Event (as defined below) and the amount that the executive is actually paid by the Company during such period (the “Payment Amount”) upon the occurrence of a number of triggering events including the completion of one or more financing transactions and/or strategic transactions that result in the actual receipt by the Company of an amount equal to at least the sum of (i) the outstanding principal amount of the secured convertible promissory notes of the Company issued in the Company’s 2012 convertible note financing together with accrued but unpaid interest for the entire term of the notes and (ii) the aggregate of the Payment Amount payable to them together with any similar payment amounts owed to other senior executives or directors of the Company pursuant to agreements that are similar in purpose, as well as other customary events including, without limitation, a change in control of the Company or an event that triggers the payment of severance to the executive under his employment or severance agreement with the Company.

Exercise of Additional Investment Rights

In July 2012 the Company issued secured convertible promissory notes in the aggregate principal amount of $267,500 together with common stock warrants to purchase an aggregate of 2,431,818 shares of common stock of the Company pursuant to the exercise of certain additional investment rights granted to the subscribers pursuant to the subscription agreements dated January 17, 2012, February 28, 2012 and May 23, 2012, including Roderick de Greef, the Chairman of the Board of the Company, and two of the Company's largest shareholders.  The July 2012 notes and related common stock warrants have substantially the same terms as those previously issued to investors under the subscription agreements, except that the maturity date of the July 2012 notes is   January 31, 2014 and the term of the warrants will terminate on July 31, 2016. See Note 5.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Form 10-Q that are not strictly historical are forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “could” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements as a result of any number of factors. Factors that may cause or contribute to such differences include failure to obtain funding necessary to fund operations and to develop or enhance our technology, adverse results in future clinical studies of our technology, material deviations from our current operating plan, lower than expected sales, failure to obtain or maintain adequate levels of government and third-party reimbursement for use of our MTWA test, customer delays in making final buying decisions, decreased demand for our products, failure to obtain or maintain patent protection for our technology, and overall economic and market conditions. Many of these factors are more fully discussed, as are other factors, in Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the fiscal year ended December 31, 2011, which is on file with the SEC and available at http://sec.gov/edgar.html. In addition, any forward-looking statements represent our estimates only as of today and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as may be legally necessary, even if our estimates should change.

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

The Company is pursuing other similar partnerships and strategic alternatives that will enable us to broaden the adoption and utilization of MTWA testing.

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

Distribution Update

At June 30, 2012, we employed 4 direct sales representatives in the U.S. and 8 clinical application specialists who provide clinical support to our direct sales force, install systems, train customers and enhance sensor utilization. We utilize country specific independent distributors for the sales of our products outside the U.S.  In July 2012, in order to reduce cash expenditures, the Company implemented an expense reduction initiative. This initiative included a reduction in headcount across all functions of the Company.

In June 2009, we entered into a Development, Supply and Distribution Agreement (the “OEM Agreement”), with Cardiac Science (our “OEM Partner”) as part of our strategy to increase the sales and use of our proprietary MTWA technology. Pursuant to the OEM Agreement, we developed the MTWA Module that allows our MTWA Test, using our proprietary Micro-V Alternans Sensors, to be performed on our OEM Partner’s Q-Stress test platform via customized software and patient interface. Launched in September 2010, our OEM Partner markets the MTWA Module as an upgrade to its existing installed base of Q-Stress Systems and as an optional feature to new stress customers. From July 2011 until March 31, 2012, the MTWA Module was supplied to our OEM Partner at no charge and they agreed to include the MTWA Module on new Q-Stress systems at no incremental cost to their customers. In April 2012, this program was extended through June 30, 2012 and subsequently extended to July 31, 2012. The companies agreed to evaluate the program on a quarterly basis going forward.

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

Following the clearance by the FDA in April 2010, the MTWA Module was launched by our OEM Partner in late September 2010. While the initial market preparation, product launch and lead generation activities were in line with our expectations, the number of units placed was below our projections. This trend continued through the third quarter of 2011. We believe that the lack of traction was mainly attributable to organizational changes that occurred within our OEM Partner subsequent to the launch of the MTWA Module. In October 2010, our OEM Partner announced it was being acquired by Opto Circuits (India), which was completed in December 2010. We believe the organizational restructuring of our OEM Partner, including extensive personnel changes particularly within sales and marketing, and the merger of our OEM Partner with two subsidiaries of Opto Circuits, resulted in shifts in priorities and focus that negatively impacted sales of our MTWA Module. In July 2011 we reached an agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales.  This program was in effect through June 30, 2012. During this period, the MTWA Module was supplied to our OEM Partner at no charge and is included in new Q-Stress Systems at no incremental cost to the customer. In the first and second quarters of 2012, our OEM partner shipped 103 and 50 MTWA Modules, respectively, bringing the total number of shipments since the launch of the promotion to 286. The program was extended to July 31, 2012.

In the second quarter of 2012, approximately 16% of our total revenue came from sales of our products outside the U.S. which are sold through a network of country specific distributors in Europe, Asia and the Middle East. We market the HearTwave II System, the CH 2000 Cardiac Stress Test System and our Micro-V Alternans Sensors internationally through independent distributors.

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

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the six months ended June 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended June 30,					Six months ended June 30,

		%		%	%		%		%	%
	2011	of Total	2012	of Total	Change	2011	of Total	2012	of Total	Change
Alternans Products:
U.S.	$291,783	54%	$198,149	43%	-32%	$595,441	51%	$416,052	41%	-30%
Rest of World	91,148	17%	63,500	14%	-30%	161,726	14%	145,506	14%	-10%
Total	382,931	71%	261,649	57%	-32%	757,167	64%	561,558	55%	-26%

Stress and Other Products:
U.S	158,774	29%	188,452	41%	19%	342,670	29%	399,647	39%	17%
Rest of World	-	0%	11,380	2%	100%	78,930	7%	54,431	5%	-31%
Total	158,774	29%	199,832	43%	26%	421,600	36%	454,078	45%	8%

Total Revenues	$541,705	100%	$461,481	100%	-15%	$1,178,767	100%	$1,015,636	100%	-14%

Three and Six Month Periods Ended June 30, 2011 and 2012

Revenue

Total revenue for the three months ended June 30, 2011 and 2012 was $541,705 and $461,481, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $261,649 during the three months ended June 30, 2012 compared to $382,931 during the same period of 2011, a decrease of 32%. Our Alternans products accounted for 59% and 57% of total revenue for the three month periods ended June 30, 2011 and 2012, respectively. Revenue from the sale of our stress and other products for the three months ended June 30, 2011 and 2012 was $158,774 and $199,832, respectively. The decrease in revenue from our Alternans products compared to the same period in 2011 is largely attributable to less focus and resources spent on selling the stand-alone HearTwave II System as we transitioned to the MTWA Module strategy and the implementation of the no-charge MTWA Module program introduced last July.  In July 2011, we reached an agreement with our OEM Partner to supply the MTWA Module to them at no charge for it to be included in new Q-Stress Systems at no incremental cost to the customer. This program was in effect through June 30, 2012.

     Total revenue for the six months ended June 30, 2011 and 2012 was $1,178,767 and $1,015,636, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products was $561,558 during the six months ended June 30, 2012 compared to $757,167 during the same period of 2011, a decrease of 26%. Our Alternans products accounted for 64% and 55% of total revenue for the six month periods ended June 30, 2011 and 2012, respectively. Revenue from the sale of our stress and other products for the six months ended June 30, 2011 and 2012 was $421,600 and $454,078, respectively.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended June 30, 2011 and 2012, was 23% and 10%, respectively. Gross profit, as a percent of revenue, for the six months ended June 30, 2011 and 2012, was 27% and 9%, respectively. The decrease is attributable to our agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales through June 30, 2012. During this period, the MTWA Module was supplied to our OEM Partner at no charge and was included in new Q-Stress Systems at no incremental cost to the customer.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended June 30,					Six months ended June 30,
		%		%			%		%
		of Total		of Total	% Inc/(Dec)		of Total		of Total	% Inc/(Dec)
	2011	Revenue	2012	Revenue	2011 vs 2012	2011	Revenue	2012	Revenue	2011 vs 2012

Operating Expenses:
Research and development	$87,933	16%	$122,374	27%	39%	$206,989	18%	$209,735	21%	1%
Selling, general and administrative	1,433,272	265%	1,375,210	298%	-4%	2,839,141	241%	2,995,382	295%	6%
Total	$1,521,205	281%	$1,497,584	325%	-2%	$3,046,130	258%	$3,205,117	316%	5%

Research and Development

Research and development expense for the three months ended June 30, 2011 and 2012 was $87,933 and $122,374, respectively, an increase of 39%. Research and development expense for the six months ended June 30, 2011 and 2012 was $206,989 and $209,735, respectively, an increase of 1%. The increase in research and development for the three-month period ending June 30, 2012 is primarily attributable to the expenses related to patient follow-up in connection with the MTWA-CAD study.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three and six month periods ended June 30, 2011 and 2012 was $1,433,272 and $1,375,210 and $2,839,141 and $2,995,382,  respectively, an decrease of 4% on a three-month basis and an increase of 6% on the six-month basis. The increase was due to broker and consultative fees incurred in connection with the issuance of the 2012 Notes. SG&A expense for the 2011 and 2012 three and six month periods included $86,523 and $147,902, and $181,682 and $222,530 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income for the three and six month periods ended June 30, 2011 and 2012 was $437 and $1,559 and $494 and $1,568. Interest expense for the three and six month periods ended June 30, 2011 and 2012 was $2,356 and $190,720 and $4,963 and $927,513, respectively. The increase in interest expense attributable to the issuance of the 2012 Notes.  See Note 5.  Interest expense for the 2012 three and six month periods included $125,549 and $816,643 of non-cash interest expense, and $63,220 and $106,854 of cash interest expense, related to the 2012 Notes.

Net Loss

As a result of the factors described above, the net loss for the three and six months ended June 30, 2012 was $1,302,977 and $3,152,326 compared to $1,397,424 and $2,730,281 in the same period in 2011.

Liquidity and Capital Resources

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,395,505 and $2,725,812 and $1,449,429 and $3,116,520 for the three and six months ended June 30, 2011 and 2012, respectively. For the first six months of 2012, the net loss we incurred included non-cash stock-based compensation expense of $226,668.

Cash and cash equivalents were $421,349 at June 30, 2012 compared to $312,610, at December 31, 2011. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for our obligations under the facility lease. The original amount of the letter of credit was $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2011 and June 30, 2012, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and, therefore, are classified as cash equivalents. At December 31, 2011 and June 30, 2012, $300,000 and $200,000, of restricted cash was held in money market funds, respectively.

The overall increase in the Company’s cash and cash equivalents is primarily attributable to cash received in connection with the 2012 Notes offset by net cash used by operations. The main changes in operating assets and liabilities in 2012 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $141,621, attributable to lower revenue, and a decrease in inventory, net of reserve, of $13,592.  Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we maintain an inventory reserve, which was $1,057,746 at December 31, 2011 and $1,022,051 at June 30, 2012, due to the uncertainty of realizing the value of any excess inventory. We do not believe that the inventory is exposed to obsolescence risk. Prepaid expenses and other assets at June 30, 2012 increased $69,431 compared to December 31, 2011 primarily due to the capitalization of costs associated with the financing transactions in January, February and May of 2012. The capitalized amounts are amortized over the respective lives of the 2012 Notes. Accounts payable and accrued expenses at June 30, 2012 decreased $19,287 compared to December 31, 2011 as a result of the timing of payments. As a result of the factors described above, we have incurred negative cash flow from operations of $2,759,043 for the six-month period ended June 30, 2012. In addition, we have an accumulated deficit at June 30, 2012 of $109,710,877.

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

In January, February and May 2012, the Company issued and sold secured convertible promissory notes in the aggregate principal amount of $3,490,000 (the "2012 Notes") together with common stock warrants and additional investment rights to new and current institutional and private accredited investors. The transactions raised gross proceeds of $3,490,000, including the conversion of $600,000 of the 2011 Notes. The 2012 Notes are convertible into common stock of the Company at a conversion price of $0.11 per share, mature on July 17, 2013, bear interest at the rate of 8% per annum due and payable quarterly in arrears, which commenced March 31, 2012 and upon maturity, and are secured by all of the assets of the Company. The Company issued to the investors warrants to purchase an aggregate of 31,727,265 shares of common stock of the Company (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closing of the financing) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such Investor at the closing of the private placement and a corresponding amount of warrants, at any time prior to July 15, 2012 (which was later extended to July 31, 2012). The Company filed a registration statement registering the shares of common stock underlying the 2012 Notes and warrants on April 13, 2012, which was declared effective on June 27, 2012.  In July 2012, the Company issued secured convertible promissory notes in the aggregate principal amount of $267,500 together with common stock warrants to purchase an aggregate of 2,431,818 shares of common stock of the Company pursuant to the exercise of certain additional investment rights granted to the subscribers pursuant to the subscription agreements dated January 17, 2012, February 28, 2012 and May 23, 2012. The July 2012 notes and related common stock warrants have substantially the same terms as those previously issued to investors under the subscription agreements, except that the maturity date of the July 2012 notes is   January 31, 2014 and the term of the warrants will terminate on July 31, 2016.

We believe our existing resources, including cash at June 30, 2012 of $421,349 and the proceeds of $267,500 from the issuance of additional secured convertible promissory notes and common stock warrants in July 2012, and currently projected financial results,  are sufficient to fund our operations into October 2012. These resources coupled with the restructuring of the Company’s operations to reduce its cash burn allows the Company to continue to support its existing customer base and distribution partnerships while it executes on certain key activities and explores strategic alternatives. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. The Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock. So long as the 2012 Notes are outstanding, the Company may not, without the consent of holders of 65% of the 2012 Notes, raise capital through the issuance of debt or rights to acquire debt, or enter into any agreement to modify the terms of any equity securities currently outstanding. Further, the Company may not issue equity securities ranking, as to dividends, redemption or distribution of assets upon a liquidation, senior to or pari passu with the Series C-1 Preferred Stock or the Series D Preferred Stock, without the written consent of the holders of at least a majority of the then-outstanding shares of Series C-1 Preferred Stock and Series D Preferred Stock, respectively, voting as a separate class, and the Company may not, without the written consent of the holders of at least a majority of the then-outstanding shares of Series D Preferred Stock, issue debt securities convertible into any equity securities of the Company.

If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

On an as-converted basis, as of June 30, 2012, the Company had 124,659,416 shares of common stock issued and outstanding, including 100,112,960 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 20,365,854 shares issuable upon conversion of the Series D Convertible Preferred Stock. Additionally, the Company has reserved 47,387,265 shares of common stock for issuance upon exercise of outstanding warrants, including 15,660,000 warrants issued to investors and the selling agent in connection with the sale of our common stock in December 2010 and an aggregate of 31,727,265 issued in connection with the sale of secured convertible promissory notes in January, February, and May 2012. The Company has also reserved 31,727,265 shares of common stock for issuance upon conversion of secured convertible promissory notes issued in January, February and May 2012.  In July 2012, the Company issued secured convertible promissory notes in the aggregate principal amount of $267,500 together with common stock warrants to purchase an aggregate of 2,431,818 shares of common stock of the Company pursuant to the exercise of certain additional investment rights granted to the subscribers pursuant to the subscription agreements dated January 17, 2012, February 28, 2012 and May 23, 2012.  In connection with the issuance of additional convertible notes and warrants in July 2012, the Company reserved an additional 4,863,636 shares or common stock for issuance. The Company also has stock options outstanding to purchase up to an aggregate of 10,862,080 shares of common stock. If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of June 30, 2012 are set forth in the table below.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital Lease Obligations	$25,600	$7,729	$17,871	$-	$-
Operating Lease Obligations	$332,000	$332,000	$-	$-	$-
Purchase Obligations	$10,000	$10,000	$-	$-	$-
Total	$367,600	$349,729	$17,871	$-	$-

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

 Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under our license agreement with MIT, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to June 30, 2012. In addition, the royalty on net sales related to technologies licensed from third parties and improvements thereon sold or leased by the Company and the monthly royalty under the Amended and Restated Consulting and Technology Agreement between the Company and Richard Cohen was $37,500 at June 30, 2011 and 2012, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risk. At December 31, 2011 and June 30, 2012, our cash and cash equivalents included money market funds. The money market funds are currently invested in a government-backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. None of these instruments are held for trading purposes. Although we have implemented policies to preserve our capital, there can be no assurance that the valuation and liquidity of investments are not exposed to some level of risk due to market conditions.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: August 14, 2012	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-04879)
3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001

3.3
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003

3.4
Certificate of Designations of the Preferred Stock of the Registrant to be Designated Series A Convertible Preferred Stock, dated as of May 12, 2003 is incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K dated May 13, 2003

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated as of December 6, 2004 is incorporated herein by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K dated December 7, 2004

3.6
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005

3.7
Certificate of Designation Preferences and Rights of Series C Convertible Preferred Stock of the Registrant, dated as of March 21, 2007 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 27, 2007

3.8
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.8 to the Registrant’s Current Report on Form 8-K dated June 29, 2009

3.9
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 8-K dated June 29, 2009

3.10
Certificate of Designation of Preferences, Rights and Limitations of Series C-1 Convertible Preferred Stock, dated as of December 23, 2009 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 23, 2009

3.11
Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, dated as of December 23, 2009 is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated December 23, 2009

3.12
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated June 24, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2011

3.13
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated June 27, 2012 is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated June 27, 2012

4.1	Form of Senior Secured Convertible Note issued on May 23, 2012 is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 23, 2012
4.2	Form of Warrant to purchase shares of common stock of the Company issued on May 23, 2012 is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 23, 2012
4.3	Form of Additional Investment Right issued on May 23, 2012 is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated May 23, 2012
10.1	Subscription Agreement, dated as of May 23, 2012, by and among the Company and certain Investors is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2012
10.2
Amendment No. 1 to Subscription Agreement and Security Agreement, dated as of May 23, 2012, by and among the Company and a Majority in Interest of the Subscribers is incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated May 23, 2012

10.3
Amendment No. 2 to Subscription Agreement and Amendment No. 1 to Additional Investment Rights dated as of July 13, 2012 is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 17, 2012

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