Form 10-Q
period 2012-09-30
CAMBRIDGE HEART INC
filed 2012-11-14
CIK 913443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

Number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2012.

Class	Number of Shares Outstanding
Common Stock, par value $.001 per share	100,112,960

CAMBRIDGE HEART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CAMBRIDGE HEART, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$312,610	$74,594
Restricted cash, current portion	100,000	100,000
Accounts receivable, net of allowance for doubtful accounts of $85,102 at December 31, 2011 and $65,872 at September 30, 2012, respectively	285,815	228,812
Inventory, net of inventory reserve of $1,057,746 and $996,382 at December 31, 2011 and September 30, 2012, respectively	444,377	427,267
Prepaid expenses and other current assets	128,619	131,652
Total current assets	1,271,421	962,325
Fixed assets, net	182,111	154,767
Restricted cash, net current portion	200,000	100,000
Other assets	78,264	40,776
Total Assets	$1,731,796	$1,257,868

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$465,269	$646,712
Convertible promissory notes payable, net of discount	600,000	499,072
Accrued expenses	1,009,694	908,472
Current portion of capital lease obligation	6,689	8,308
Total current liabilities	2,081,652	2,062,564
Embedded derivative liability on a convertible note	-	18,788
Derivative warrant liability	-	3,415,908
Capital lease obligation, net of current portion	22,014	15,564
Total liabilities	2,103,666	5,512,824
Commitments and contingencies (Note 11)

Convertible Preferred Stock, $.001 par value; 2,000,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; 6,670 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively.
Liquidation preference and redemption value of $14,170,000 as of December 31, 2011 and September 30, 2012, respectively	12,747,990	12,747,990
	12,747,990	12,747,990
Stockholders' deficit:

Common Stock, $.001 par value; 250,000,000 and 500,000,000 shares authorized at December 31, 2011 and September 30, 2012, respectively;
100,112,960 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	100,113	100,113
Additional paid-in capital	93,338,578	93,687,394
Accumulated deficit	(106,558,551)	(110,790,453)
Total stockholders' deficit	(13,119,860)	(17,002,946)
Total Liabilities and Stockholders' Deficit	$1,731,796	$1,257,868

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Revenue	$474,911	$419,062	$1,653,678	$1,434,698

Cost of goods sold	342,562	288,004	1,201,011	1,215,043

Gross profit	132,349	131,058	452,667	219,655

Costs and expenses:
Research and development	161,127	63,565	368,116	273,300
Selling, general and administrative	1,263,902	821,103	4,103,043	3,816,485

Total operating expenses	1,425,029	884,668	4,471,159	4,089,785

Loss from operations	(1,292,680)	(753,610)	(4,018,492)	(3,870,130)

Interest income	9	82	503	1,650

Interest expense	(2,226)	(335,448)	(7,229)	(1,262,961)

Change in valuation of warrant	-	-	-	761,819

Change in valuation of embedded derivative	-	9,400	-	137,720

Net loss	$(1,294,937)	$(1,079,576)	$(4,025,218)	$(4,231,902)

Net loss per common share-basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average common shares outstanding-basic and diluted	98,614,278	100,112,960	98,076,685	100,112,960

The accompanying notes are an integral part of these condensed financial statements.

CAMBRIDGE HEART, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2012

Net loss	$(4,025,218)	$(4,231,902)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	50,632	94,033
Non-cash interest expense incurred from debt issuance	-	1,075,807
Change in fair value of embedded derivative liability	-	(137,720)
Change in fair value of derivative warrant liability	-	(761,819)
Inventory provision	56,085	(61,364)
Stock based compensation expense	273,226	348,816
Provision (credit) for allowance for doubtful accounts	5,243	(19,230)
Changes in operating assets and liabilities:
Accounts receivable	205,025	76,234
Inventory	(14,186)	78,474
Prepaid expenses and other current assets	39,429	(3,033)
Restricted cash	100,000	100,000
Accounts payable and accrued expenses	(225,933)	80,221

Net cash used for operating activities	(3,535,697)	(3,361,483)

Purchases of fixed assets	(51,732)	(29,202)

Net cash used in investing activities	(51,732)	(29,202)

Proceeds from convertible promissory notes	-	3,157,500
Principal payments on capital lease obligations	(3,618)	(4,831)

Net cash provided by (used in) financing activities	(3,618)	3,152,669

Net decrease in cash and cash equivalents	(3,591,047)	(238,016)
Cash and cash equivalents, beginning of period	4,188,215	312,610

Cash and cash equivalents, end of period	$597,168	$74,594

Supplemental Disclosure of Cash Flow Information

The Company paid $7,229 and $5,848 in interest for the nine month periods ended September 30, 2011 and 2012.

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

The Company’s interim financial statements as of September 30, 2011 and 2012 are unaudited and, in the opinion of management, reflect all adjustments (consisting solely of normal and recurring items) necessary to state fairly the Company’s financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2011 and 2012 and cash flows for the nine months ended September 30, 2011 and 2012.

The preparation of financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, including those related to incentive compensation, revenue recognition, allowance for doubtful accounts, inventory valuation, warranty obligations, the fair value of preferred stock, warrants and conversion features, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to the financial statements.

Management believes its existing resources, including cash at September 30, 2012 of $74,594 and the proceeds from the sale of senior secured promissory notes in October 2012 of $150,000, described in further detail in Note 12, and currently projected financial results, are sufficient to fund operations through the end of November 2012. These resources, coupled with the restructuring of the Company’s operations in July 2012 to reduce its cash burn, allows the Company to continue to support its existing customer base and distribution partnerships for a period of time while it continues to execute on certain key activities and explore strategic alternatives. If we encounter material deviations from our plans including, but not limited to, or lower than expected sales of our products, our ability to fund our operations will be negatively impacted.

If the Company is unable to generate adequate cash flows or obtain sufficient additional funding when needed, the Company will have to cut back its operations further, sell some or all of its assets, license potentially valuable technologies to third parties, and/or cease some or all of its operations.

On an as-converted basis as of September 30, 2012, the Company has 124,659,416 shares of common stock issued and outstanding, including 100,112,960 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 20,365,854 shares issuable upon conversion of the Series D Convertible Preferred Stock. Additionally, the Company has reserved 15,660,000 shares of common stock for issuance upon exercise of outstanding warrants issued in connection with the sale of our common stock in December 2010, 34,159,083 shares of common stock for issuance upon conversion of secured convertible promissory notes issued in January, February, May and July 2012, and 34,159,083 shares of common stock for issuance upon exercise of outstanding warrants issued in connection with the sale of secured convertible promissory notes in January, February, May and July 2012.  The Company also has stock options outstanding to purchase up to an aggregate of 10,727,080 shares of common stock.

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

At December 31, 2011 and September 30, 2012, respectively, $311,433 and $71,553 of the Company’s cash and cash equivalents were in a transaction account. As of September 30, 2012, this transaction account was covered by Federal Deposit Insurance Coverage (“FDIC”) in the amount of $250,000. At December 31, 2011 and September 30, 2012, respectively, the Company classified investments in money market funds totaling $1,177 and $3,061, respectively, as cash equivalents since these investments are readily convertible into known amounts of cash and do not have significant valuation risk. These investments are currently in a fund that invests exclusively in short-term U.S. Government obligations, including securities issued or guaranteed by the U.S. Government, its agencies and U.S. Treasury securities. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Revenue Recognition and Accounts Receivable

Revenue from the sale of product to all of the Company’s customers is recognized upon shipment of goods provided that risk of loss has passed to the customer, all of the Company’s obligations have been fulfilled, persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable. Revenue from the sale of product to all of our third-party distributors is subject to the same recognition criteria. Distributors and customers do not have the right to return our products. These distributors provide all direct repair and support services to their customers. Additionally, revenue from the sale of the Microvolt T Wave Alternans (“MTWA”) Module to Cardiac Science is subject to the same revenue recognition criteria. The Company provides standard warranty coverage on the MTWA Module. The HearTwave II System and the CH 2000 Cardiac Stress Test System can be sold with a treadmill or as stand-alone systems, and pursuant to the Company’s Development, Supply and Distribution Agreement with Cardiac Science, the MTWA Module is sold with a start-up kit including Micro-V Alternans Sensors. Therefore, as necessary, the Company allocates the total consideration to the separate items proportionately based on the relative selling price and, accordingly, defers revenue recognition on unshipped elements until shipment. The Company also sells maintenance agreements with the HearTwave II System. Revenue from maintenance contracts is recognized separately based on amounts charged when sold on a stand-alone basis and is recorded over the term of the underlying agreement. Billings of $234,213 at September 30, 2012 ($275,295 at December 31, 2011) in advance of services being performed are recorded as deferred revenue and included in current liabilities in the accompanying balance sheet.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off when identified. For the three months ended September 30, 2011 and 2012, the Company’s actual experience of customer receivables written off directly was $43,474 and $0, respectively. For the nine months ended September 30, 2011 and 2012, the Company’s actual experience of customer receivables written off directly was $72,603 and $14,089, respectively. At December 31, 2011 and September 30, 2012, the allowance for doubtful accounts was $85,102 and $65,872, respectively.

Shipping and Handling Costs

The Company classifies freight and handling billed to customers as sales revenue and related costs as cost of sales.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense in the statement of operations over the requisite service period.

Net Loss Per Share

Basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Due to experiencing a net loss in the three and nine month periods ended September 30, 2011 and 2012 the impact of options to purchase 10,202,545 and 10,727,080 shares of common stock, respectively; 5,000 shares of Series C-1 Convertible Preferred Stock (4,180,602 shares of common stock on an as converted basis); 1,770 and 1,670 shares of Series D Convertible Preferred Stock (21,585,366 and 20,365,854 shares of common stock on an as converted basis, respectively); warrants issued in connection with the December 2010 Private Placement to purchase 15,660,000 shares of common stock; warrants issued in connection with the January 17, 2012, February 28, 2012, May 23, 2012 and July 31, 2012 issuances of secured convertible promissory notes to purchase 0 and 34,159,083 shares of common stock, respectively; and 0 and 34,159,083 shares of common stock issuable upon conversion of secured convertible promissory notes issued on January 17, 2012, February 28, 2012, May 23, 2012 and July 31, 2012, have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three and nine month periods ended September 30, 2011 and 2012.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which includes allocations of labor and overhead. Standard cost approximates actual cost on a first-in, first-out method. Management assesses the value of inventory for estimated obsolescence or unmarketable inventory on a quarterly basis. If necessary, inventory value may be written down to the estimated fair market value based upon assumptions about future demand and market conditions. In 2009, the Company recorded a provision of $967,148 for excess inventory built up in connection with our contractual obligation as part of the co-marketing agreement with St. Jude Medical. In March 2007, the Company entered into a co-marketing agreement with St. Jude Medical granting St. Jude Medical the exclusive right to market and sell our HearTwave II System and other MTWA products to cardiologists and electrophysiologists in North America. The agreement with St. Jude Medical ended on November 5, 2008. Pursuant to the terms of the co-marketing agreement, the Company was contractually obligated to build up our inventory for HearTwave II Systems. Consequently, the level of our inventory exceeds our current sales projections of the HearTwave II System for the next 12 months. The provision is based on the uncertainty about realizing the value of excess inventory. As of December 31, 2011 and September 30, 2012, the Company’s inventory reserve totaled $1,057,746 and $996,382. The Company does not believe that the inventory is exposed to obsolescence risk. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required from time to time that could adversely affect operating results for the fiscal period in which such write-downs are affected.

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

3. MAJOR CUSTOMERS, EXPORT SALES AND CONCENTRATION OF CREDIT RISK

There were two major customers that accounted for over 10% of the Company’s total revenue and accounts receivable balances for the three and nine month periods ended September 30, 2011 and September 30, 2012.

International sales accounted for 20% of total revenue for both the three and nine month periods ended September 30, 2011 and 14% and 18% of total revenue for the three and nine month periods ended September 30, 2012, respectively.

4. INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2011	2012

Raw materials	$1,120,450	$1,116,687
Work in process	6,586	3,400
Finished goods	375,087	303,562
	1,502,124	1,423,649

Inventory reserve	(1,057,746)	(996,382)

Total inventory, net	$444,377	$427,267

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

The 2012 Notes will mature on July 17, 2013 and bear interest at the rate of 8% per annum due and payable quarterly in arrears commencing March 31, 2012 and upon maturity. Interest on the 2012 Notes is payable in cash or, at the election of the Company, in shares of common stock, provided that (i) no Event of Default (as defined in the 2012 Notes) has occurred, (ii) the common stock is resellable without transfer or volume limitations, (iii) payment in common stock would not cause the investor to exceed the investor’s Individual Ownership Threshold (as defined below), and (iv) 85% of the volume weighted average price per share of the Company’s common stock for the 20 trading days ending on the due date of the interest payment being made (the “PIK Share Value”) is at least $0.20. Common stock employed to pay interest will be valued at the PIK Share Value. In the event that the 2012 Notes are converted voluntarily by the holder at any time prior to July 17, 2013, the interest payable on the 2012 Note will be increased by an amount equal to $200 per $1,000 of converted principle amount of such 2012 Note, less any interest payments made with respect to the converted 2012 Note (the “Additional Interest”). The Additional Interest is payable in cash, or at the Company’s election in common stock of the Company, at a conversion price equal to the PIK Share Value provided that certain conditions are met. In order for the Company to be able to pay the Additional Interest in common stock, the PIK Share Value must be at least $0.20 and the payment of Additional Interest in common stock must not cause the Investor to exceed the investor’s Individual Ownership Threshold. Additionally, if the PIK Share Value is at least $0.20, the Note holder can elect to receive the Additional Interest in shares of common stock.

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

Under the terms of the 2012 Private Placement, the Company also issued to the investors additional investment rights (the “AIRs”) granting each investor the right to purchase an additional principal amount of 2012 Notes equal to 25% of the original principal amount of 2012 Notes purchased by such investor at the closing of the 2012 Private Placement and a corresponding amount of Warrants, at any time prior to July 15, 2012. On July 13, 2012, the Company and the investors amended the subscription agreements to extend the termination date to July 31, 2012.  Pursuant to the exercise of certain AIRs, on July 31, 2012, the Company issued secured convertible promissory notes in the aggregate principal amount of $267,500 together with common stock warrants to purchase an aggregate of 2,431,817 shares of common stock of the Company to certain accredited investors including Roderick de Greef, the Chairman of the Board of the Company, and two of the Company's largest shareholders. The notes (hereafter included in the reference of the “2012 Notes”) and related common stock warrants have substantially the same terms as those issued to investors in connection with the 2012 Private Placement, except that all time effective or time triggered clauses and provisions are determined from the issue date of the additional notes and warrants.

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

Pursuant to the Subscription Agreements, the Company agreed to certain positive and negative covenants as set forth in the Subscription Agreements of the 2012 Notes and the Warrants (collectively, the “Transaction Documents”). The holders of at least sixty-five percent (65%) of each affected component of the securities issued in the 2012 Private Placement may consent to take or forebear from any action permitted under or in connection with the Transaction Documents, modify any Transaction Documents or waive any default or requirement applicable to the Company or the investors under the Transaction Documents provided the effect of such action does not waive any accrued interest or damages and further provided that the relative rights of the Investors to each other remains unchanged.

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

6. FINANCIAL INSTRUMENTS—DERIVATIVES AND HEDGING

Secured Convertible Promissory Notes

At the date of issuances of the 2012 Notes, based upon evaluation under applicable ASC No. 815-15 Derivatives and Hedging guidance, the Company determined that the 2012 Notes included a conversion feature constituting an embedded derivative. The aggregate fair value of the related derivative liabilities at inception was determined to be $156,508, and is recorded as “Embedded derivative liability on convertible note” in the accompanying balance sheet.

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

Warrants

At the date of issuances of the 2012 Notes, based upon evaluation under applicable ASC No. 815 Derivatives and Hedging guidance, the Company determined that the warrant financial instrument constituted derivatives. The aggregate fair value of the derivative liabilities at inception was determined to be $4,177,727, and are recorded as “Derivative warrant liability” in the accompanying balance sheet.

More specifically, the Company is subject to accounting for the warrants as a derivative liability instrument due to the fact that the related contracts are not indexed to its own stock, as specified by ASC No. 815-40, “Derivatives and Hedging-Contracts in entity’s Own Equity”. The derivatives are accounted for and classified as a “Derivative warrant liability” within the liabilities section of the balance sheet. The change in the fair value of the derivatives is reported in the statements of operations and in the “Cash flows from operating activities” section of the statements of cash flows.

At the January 17, 2012, February 28, 2012, May 23, 2012 and July 31, 2012 issuance dates, since the total Embedded Derivative Liabilities in Convertible Note and the fair value balances of the Derivative Warrant Liabilities exceeded the actual proceeds of $3,757,500 from the secured convertible promissory note host instrument, in the aggregate, the excess difference of $639,785 in total was reflected as “Interest expense” within the accompanying statement of operations for the nine months ended September 30, 2012.  At the January 17, 2012, February 28, 2012, May 23, 2012 and July 31, 2012 issuance dates, the Company recorded an aggregate debt discount of $3,694,450, which is amortized over the term of the related debt instrument using the effective interest method.  At September 30, 2012, the amortized balance of the debt discount is $3,258,428.

 7. FINANCIAL INSTRUMENTS—FAIR VALUE

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

The fair value of the embedded derivative liabilities was estimated at issuances of January 17, 2012, February 28, 2012, May 23, 2012, July 31, 2012 and at the interim measurement dates, including September 30, 2012 using the Monte Carlo simulation with the following assumptions:

	January 17,	February 28,	March 31,	May 23,	June 30,	July 31,	September 30,
	2012	2012	2012	2012	2012	2012	2012

Common Share Price	$0.12	$0.10	$0.08	$0.08	$0.06	$0.03	$0.05
Volatility	80.00%	80.00%	80.00%	80.00%	80.00%	80.00%	80.00%
Drift/Risk Free Rate	0.56%	0.63%	0.78%	0.57%	0.56%	0.30%	0.31%
Forecast Horizon (Years)	4.0	3.83	3.70	3.49	3.34	3.22	2.97
Number of Steps	1,000	958	926	873	835	804	743
Step Size	0.0040	0.0040	0.0040	0.0040	0.0040	0.0040	0.0040

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using significant unobservable inputs (Level 3).

	January 17,	February 28,	May 23,	July 31,
	2012	2012	2012	2012	Total
Fair Value of Embedded Derivative
Liability at Issuance	$125,000	$20,240	$11,000	$268	$156,508

Increase/(Decrease) in Fair Value as of September 30, 2012	(112,500)	(18,040)	(8,250)	1,070	(137,720)

Balance at September 30, 2012	$12,500	$2,200	$2,750	$1,338	$18,788

Warrants

Pursuant to the Subscription Agreements dated January 17, 2012, February 28, 2012, May 23, 2012 and July 31, 2012, the Company issued to the Investors warrants (the “Warrants”) to purchase an aggregate of 34,159,083 shares of common stock. The fair value of the warrant liability at each issuance was determined using the Monte Carlo simulation. The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the future activities and the Company’s stock prices and historical volatility inputs. Level 3 is defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of the warrant liability was estimated at issuance of January 17, 2012, February 28, 2012, May 23, 2012, July 31, 2012 and at the interim measurement dates, including September 30, 2012 using the Monte Carlo simulation with the following assumptions:

	January 17,	February 28,	March 31,	May 23,	June 30,	July 31,	September 30,
	2012	2012	2012	2012	2012	2012	2012

Common Share Price	$0.12	$0.10	$0.08	$0.08	$0.06	$0.03	$0.05
Volatility	80.00%	80.00%	80.00%	80.00%	80.00%	80.00%	80.00%
Drift/Risk Free Rate	0.56%	0.63%	0.78%	0.57%	0.56%	0.30%	0.31%
Forecast Horizon (Years)	4.0	3.83	3.70	3.49	3.34	3.22	2.97
Number of Steps	1,000	958	926	873	835	804	743
Step Size	0.0040	0.0040	0.0040	0.0040	0.0040	0.0040	0.0040

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using significant unobservable inputs (Level 3).

	January 17,	February 28,	May 23,	July 31,
	2012	2012	2012	2012	Total

Fair Value of Derivative Warrant
Liability at Issuance	$2,954,545	$480,000	$500,000	$243,182	$4,177,727

Increase/(Decrease) in Fair Value as of September 30, 2012	(681,819)	(80,000)	-	-	(761,819)

Balance at September 30,2012	$2,272,726	$400,000	$500,000	$243,182	$3,415,908

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. Financial liabilities measured at fair value on a recurring basis at September 30, 2012 are summarized below:

	Fair Value Measurements Using			Liabilities at Fair Value
	Level 1	Level 2	Level 3

Liabilities
Embedded Derivative Liability in Convertible Note	-	-	18,788	18,788
Warrant Derivative Liability	-	-	3,415,908	3,415,908

Total liabilities	$-	$-	$3,434,696	$3,434,696

Liabilities measured at fair value were originally recorded in connection with the 2012 Notes (see Note 5). Changes in the initial valuation during the three and nine months ended September 30, 2012 are due to changes in the fair value of the warrants and embedded derivative liability (see Note 7).

The Company’s stock price has the most significant influence on the fair value of the embedded derivative liability and warrant derivative liability. An increase in the Company’s common stock price would cause the fair value of the embedded derivative liability to increase. A decrease in the Company’s stock price would likewise cause the fair value of the embedded derivative liability to decrease and result in a credit to the Company’s statement of operations.

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

The Company’s carrying value of other financial instruments including accounts receivable and accounts payable approximate fair value on September 30, 2012.

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

Total shares of preferred stock issued and outstanding at December 31, 2011 and September 30, 2012, respectively, were as follows:

	December 31,	September 30,
	2011	2012
Series C-1 Convertible Preferred
Shares issued and outstanding	5,000	5,000
Liquidation preference and redemption value	$12,500,000	$12,500,000

Series D Convertible Preferred
Shares issued and outstanding	1,670	1,670
Liquidation preference and redemption value	$1,670,000	$1,670,000

Total Convertible Preferred
Shares issued and outstanding	6,670	6,670
Liquidation preference and redemption value	$14,170,000	$14,170,000

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

Under the terms of the Series D Financing, the Company issued 1,852 shares of its Series D Preferred Stock at a purchase price of $1,000 per share (the “Series D Original Issue Price”). Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company equal to $1,000 divided by the conversion price of the Series D Preferred Stock, which is initially $0.082, representing a 15% premium to the 20-day trailing average of the Company’s closing common stock price as of December 21, 2009 (the “Closing Price”). Each share of Series D Preferred Stock is currently convertible into approximately 12,195 shares of common stock. The total number of shares of common stock initially issuable upon conversion of the 1,852 shares of Series D Preferred Stock issued and sold in the financing was 22,585,366, or approximately 32.69% of the Company’s issued and outstanding common stock at the time assuming that all outstanding shares of preferred stock are converted to common stock.

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

Under the terms of the 2012 Private Placement, the Company issued Warrants to purchase an aggregate of 34,159,083 shares of common stock (which is equal to 100% of the shares of common stock underlying the 2012 Notes as of the closings of the 2012 Private Placement and exercise of certain AIRs) at an exercise price of $0.15 per share (which is equal to 125% of the closing price of the common stock on January 13, 2012). The exercise price of the Warrants is subject to adjustment in certain circumstances. If the Company issues shares of common stock, or securities convertible into or exercisable for shares of common stock, at a price lower than the exercise price, then the exercise price of the Warrants will, with limited exceptions, be adjusted to such lower price. The Warrants underlying the 2012 Notes as of the closing of the 2012 Private Placement will terminate on January 17, 2016.  The Warrants underlying the 2012 Notes issued in connection with the exercise of the AIR’s will terminate on July 31, 2016.

At December 31, 2011 and September 30, 2012, there were 15,660,000 and 49,819,083 warrants to purchase shares of common stock outstanding.

Common Stock

In 2012, the stockholders approved an amendment to the Company’s Certificate of Incorporation which increased the number of shares of common stock authorized for issuance from 250,000,000 to 500,000,000 shares. At September 30, 2012, the Company had 100,112,960 common shares outstanding.

10. STOCK-BASED COMPENSATION

The stock-based compensation charge increased the Company’s loss from operations as well as its net loss by $273,226 or $0.00 per share in the nine month period ended September 30, 2011 and $348,816 or $0.00 per share in the nine month period ended September 30, 2012.

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

Stock option transactions under the Company’s equity incentive plans and outside of the Company’s incentive plans during the three month period ended September 30, 2012 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at January 1, 2012	10,055,545	$0.35	7.78
Granted	841,535	$0.09
Exercised	-	-
Canceled/Forfeited	(170,000)	$0.30

Outstanding and expected to vest at September 30, 2012	10,727,080	$0.33	7.33	-

Exercisable at September 30, 2012	9,116,208	$0.35	7.25	-

Vested and expected to vest at September 30, 2012	10,727,080	$0.33	7.33	-

As of September 30, 2012, there was $115,425 of total unrecognized compensation cost related to approximately 1,610,872 unvested outstanding stock options. The expense is anticipated to be recognized over a weighted average period of 0.7 years. The intrinsic value of both the outstanding and expected to vest and exercisable shares was $0, respectively, at September 30, 2012. For the nine months ended September 30, 2012, no stock options were exercised.

The Company recognized the full impact of its share-based payment plans in the statement of operations for the three and nine months ended September 30, 2011 and 2012 and did not capitalize any such costs on the balance sheets. The following table presents share-based compensation expense included in the Company’s statement of operation:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012

Cost of goods sold	$987	$855	$4,505	$2,807
Research and development	1,471	1,105	6,310	3,291
Selling, general and administrative	80,729	120,188	262,412	342,718
Stock-based compensation expense	$83,187	$122,148	$273,226	$348,816

At September 30, 2012, there were approximately 1,777,221 shares of common stock available for future grants under all of the Company’s equity incentive plans.

11. COMMITMENTS AND CONTINGENCIES

Guarantor Arrangements

The Company undertakes certain indemnification obligations under its agreements with other companies in the ordinary course of its business, typically with business partners and customers. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company maintains a products liability insurance policy that is intended to limit its exposure to this risk. Based on the Company’s historical activity in combination with its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and September 30, 2012.

The Company warrants all of its non-disposable products as compliant with their specifications and warrants that the products are free from defects in material and workmanship for a period of 13 months from date of delivery. The Company maintains a reserve for the estimated costs of future repairs of its products during this warranty period. The amount of the reserve is based on the Company’s actual repair cost experience. The Company had $15,752 and $27,060 of accrued warranties at September 30, 2011 and 2012, respectively, as set forth in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2012	2011	2012

Balance at beginning of period	$6,923	$24,867	$14,609	$23,933

Provision for warranty for units sold	15,854	2,193	22,218	19,203

Cost of warranty incurred	(7,025)	-	(21,075)	(16,076)

Balance at end of period	$15,752	$27,060	$15,752	$27,060

12. SUBSEQUENT EVENTS

Under the 2012 Notes, the Company is required to make interest payments on the last date of each calendar quarter. Failure to make any payment within 10 days after such payment is due constitutes an event of default under the 2012 Notes. The Company did not make its required payment of $73,950 for the quarter ended September 30, 2012 which constitutes an event of default under the 2012 Notes. The Company sought and received the consent of the holders of 70% of the outstanding principal balance of the 2012 Notes (the “Consenting Holders”) to defer the interest payments on the 2012 Notes that would otherwise be due on October 1, 2012 and January 1, 2013 until March 31, 2013. Holders of the 2012 Notes who have not agreed to the deferral of the unpaid interest may seek to accelerate the payment of all amounts of principal and interest due to them under the 2012 Notes.

In connection with the issuance of the 2012 Notes, the Company entered into a security agreement granting to the 2012 Note holders a first priority security interest in all of the assets of the Company. In the event of an event of default, the 2012 Note holders are entitled to foreclose on the Company’s assets pursuant to the security agreement, but only in the event that the holders of at least 65% of the outstanding principal balance of the 2012 Notes consent to foreclose.  The Consenting Holders, representing more than 65% of the outstanding principal balance of the 2012 Notes, have agreed with the Company to forebear until March 31, 2013 from the taking of any action to accelerate the principal balance of the 2012 Notes and from taking any action to enforce the Consenting Holders’ rights or remedies under the security agreement.  Additionally, the Consenting Holders consented to the issuance by the Company of up to $300,000 in additional debt that is senior to the 2012 Notes.

On October 17, 2012, the Company issued and sold in a private placement senior secured promissory notes (the “New Notes”) in the aggregate principal amount of $150,000 pursuant to the terms of a Subscription Agreement dated October 17, 2012 between the Company and two current shareholders of the Company, including Roderick de Greef, the Chairman of the Board of the Company (the “New Subscription Agreement”). The securities were offered and sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The New Notes will mature on March 31, 2013 (the “Maturity Date”) and bear interest at the rate of 8% payable on the Maturity Date. The New Notes may be prepaid at any time without premium.

The New Notes are secured by all of the assets of the Company. The Company is currently seeking an amendment to the Security Agreement between the Company and each of the 2012 Note holders to permit the New Note holders to have the right to receive payments prior and in preference to the holders of the 2012 Notes.

The New Notes may be accelerated under certain circumstances, including upon a Fundamental Transaction (as defined below) or upon an Event of Default (as defined in the New Notes). In the event that (a) the Company effects any merger or consolidation with or into another entity, (b) the Company sells all or substantially all of its assets, (c) a tender offer or exchange offer is completed pursuant to which holders of the Company’s common stock are permitted to tender or exchange their shares for other securities, cash or property, (d) the Company completes a stock purchase or other business combination whereby one or more persons acquire more than 50% of the outstanding shares of common stock of the Company, (e) any “person” or “group” (as defined for purposes of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) acquires, directly or indirectly, 50% of the aggregate common stock of the Company or (f) the Company effects any reclassification of the common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (other than a reverse merger) (each, a “Fundamental Transaction”), then until twenty business days after the Company notifies the New Note holder of the occurrence of the Fundamental Transaction, the New Note holder may elect to accelerate the Maturity Date of the New Note as of the date of the Fundamental Transaction. Upon an Event of Default, then, at the option of the New Note holder, all principal and interest under the New Note then remaining unpaid will be immediately due and payable upon demand by the New Note holder.

Pursuant to the New Subscription Agreement, the Company agreed to certain positive and negative covenants as set forth in the New Subscription Agreement and the New Notes. The holders of at least 65% of the principal amount of the New Notes, the 2012 Notes and any New Notes issued in any Additional Senior Note Offering (as defined in the New Subscription Agreement) may consent to take or forebear from any action permitted under or in connection with the New Subscription Agreement or the New Notes, modify the New Subscription Agreement or the New Notes or waive any default or requirement applicable to the Company or the subscribers under the New Subscription Agreement or the New Notes provided the effect of such action does not waive any accrued interest or damages and further provided that the relative rights of the holders to each other remains unchanged. Additionally, any amendment, modification or waiver that affects a holder of New Notes in a manner different from other holders of New Notes shall require the consent of such holder of New Notes and any amendment, modification or waiver that adversely affects the holders of New Notes or New Notes issued in any Additional Senior Note Offering in a manner different from holders of 2012 Notes shall require the consent of the holders of at least 70% of the principal amount of New Notes and New Notes issued in any Additional Senior Note Offering.

The Company has not paid rent due under the lease for our current executive and operating facility since July 2012 and, pursuant to an agreement between the Company and the landlord. The landlord has drawn on the standby letter of credit securing the Company’s obligations under the lease in the amount that would otherwise have been due as rent. On November 2, 2012, the Company received a notice from the landlord that it would be in default under the lease if it did not pay all past due amounts within 5 days. The Company has not paid such amounts and consequently is in default under the lease.

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

Management believes its existing resources, including cash at September 30, 2012 of $74,594 and the proceeds from the sale of senior secured promissory notes in October 2012 of $150,000, described in further detail in Note 12, and currently projected financial results, are sufficient to fund operations through the end of November 2012. These resources, coupled with the restructuring of the Company’s operations in July 2012 to reduce its cash burn, allows the Company to continue to support its existing customer base and distribution partnerships for a period of time while it continues to execute on certain key activities and explore strategic alternatives.

If the Company is unable to generate adequate cash flows or obtain sufficient additional funding when needed, the Company will have to cut back its operations futher, sell some or all of its assets, license potentially valuable technologies to third parties, and/or cease some or all of its operations.

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

Distribution Update

Post the reduction in force in July 2012, we utilize 6 independent field representatives in the U.S. who provide sales, clinical and training support to our customers.  We also have 2 in-house clinical application specialist who provides clinical support to our customers and independent field representatives. We utilize country specific independent distributors for the sales of our products outside the U.S.

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

Following the clearance by the FDA in April 2010, the MTWA Module was launched by our OEM Partner in late September 2010. While the initial market preparation, product launch and lead generation activities were in line with our expectations, the number of units placed was below our projections. This trend continued through the third quarter of 2011. We believe that the lack of traction was mainly attributable to organizational changes that occurred within our OEM Partner subsequent to the launch of the MTWA Module. In October 2010, our OEM Partner announced it was being acquired by Opto Circuits (India), which was completed in December 2010. We believe the organizational restructuring of our OEM Partner, including extensive personnel changes particularly within sales and marketing, and the merger of our OEM Partner with two subsidiaries of Opto Circuits, resulted in shifts in priorities and focus that negatively impacted sales of our MTWA Module. In July 2011, we reached an agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales. During this promotion, the MTWA Module was supplied to our OEM Partner at no charge and is included in new Q-Stress Systems at no incremental cost to the customer.  In the first and second quarters of 2012, we shipped 110 and 70 MTWA Modules to our OEM Partner, respectively. This program expired at the end of July 2012.  In the third quarter of 2012, we shipped a total of 25 MTWA Modules

In the third quarter of 2012, approximately 18% of our total revenue came from sales of our products outside the U.S. which are sold through a network of country specific distributors in Europe, Asia and the Middle East. We market the HearTwave II System, the CH 2000 Cardiac Stress Test System and our Micro-V Alternans Sensors internationally through independent distributors.

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

The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed financial statements for the nine months ended September 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following table presents our revenue by product line and geographic region for each of the periods indicated. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. You should not draw any conclusions about our future results from our revenue for any prior period.

Revenue:

	Three months ended September 30,					Nine months ended September 30,
		%		%	%		%		%	%
	2011	of Total	2012	of Total	Change	2011	of Total	2012	of Total	Change
Alternans Products:
U.S.	$207,877	44%	$197,299	47%	-5%	$803,318	49%	$613,351	43%	-24%
Rest of World	42,353	9%	38,487	9%	-9%	204,079	12%	183,993	13%	-10%
Total	250,230	53%	235,786	56%	-6%	1,007,397	61%	797,344	56%	-21%

Stress and Other Products:
U.S	172,814	36%	161,571	39%	-7%	515,485	31%	561,218	39%	9%
Rest of World	51,867	11%	21,705	5%	-58%	130,796	8%	76,136	5%	-42%
Total	224,681	47%	183,276	44%	-18%	646,281	39%	637,354	44%	-1%

Total Revenues	$474,911	100%	$419,062	100%	-12%	$1,653,678	100%	$1,434,698	100%	-13%

Three and Nine Month Periods Ended September 30, 2011 and 2012

Revenue

Total revenue for the three months ended September 30, 2011 and 2012 was $474,911 and $419,062, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products, which we call our Alternans products, was $235,786 during the three months ended September 30, 2012 compared to $250,230 during the same period of 2011, a decrease of 6%. Our Alternans products accounted for 53% and 56% of total revenue for the three month periods ended September 30, 2011 and 2012, respectively. Revenue from the sale of our stress and other products for the three months ended September 30, 2011 and 2012 was $224,681 and $183,276, respectively. The decrease in revenue from our Alternans products compared to the same period in 2011 is largely attributable to the reduction in force effective in July 2012, which impacted all functions of the Company including our direct sales force.

Total revenue for the nine months ended September 30, 2011 and 2012 was $1,653,678 and $1,434,698, respectively. Revenue from the sale of our Microvolt T-Wave Alternans products was $797,344 during the nine months ended September 30, 2012 compared to $1,007,397 during the same period of 2011, a decrease of 21%. Our Alternans products accounted for 61% and 56% of total revenue for the nine month periods ended September 30, 2011 and 2012, respectively. Revenue from the sale of our stress and other products for the nine months ended September 30, 2011 and 2012 was $646,281 and $637,354, respectively.

Gross Profit

Gross profit, as a percent of revenue, for the three months ended September 30, 2011 and 2012, was 28% and 31%, respectively. Gross profit, as a percent of revenue, for the nine months ended September 30, 2011 and 2012 was 27% and 15%, respectively. For the three months ended September 30, 2012, gross profit increased as a result of selling inventory previously reserved.  See Note 2 for disclosure regarding inventory reserve.  On a year-to-date basis, the decrease is attributable to our agreement with our OEM Partner to include the MTWA Module on new Q-Stress System sales through July 31, 2012. During this period, the MTWA Module was supplied to our OEM Partner at no charge and was included in new Q-Stress Systems at no incremental cost to the customer.

Operating Expenses

The following table presents, for the periods indicated, our operating expenses. This information has been derived from our statement of operations included elsewhere in this Quarterly Report on Form 10-Q. Our operating expenses for any period are not necessarily indicative of future trends.

	Three months ended September 30,					Nine months ended September 30,
		%		%			%		%
		of Total		of Total	% Inc/(Dec)		of Total		of Total	% Inc/(Dec)
	2011	Revenue	2012	Revenue	2011 vs 2012	2011	Revenue	2012	Revenue	2011 vs 2012
Operating Expenses:
Research and development	$161,127	16%	$63,565	15%	-61%	$368,116	18%	$273,300	19%	-26%
Selling, general and administrative	1,263,902	265%	821,103	196%	-35%	4,103,043	241%	3,816,485	266%	-7%
Total	$1,425,029	281%	$884,668	211%	-38%	$4,471,159	258%	$4,089,785	285%	-9%

Research and Development

Research and development expense for the three months ended September 30, 2011 and 2012 was $161,127 and $63,565, respectively, a decrease of 61%. Research and development expense for the nine months ended September 30, 2011 and 2012 was $368,116 and $273,300, respectively, a decrease of 26%. The decrease in research and development for the three and nine-month periods ending September 30, 2012 is primarily attributable to the completion of the MTWA-CAD study and timing of certain patent related costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense for the three and nine month periods ended September 30, 2011 and 2012 was $1,263,902 and $821,103 and $4,103,043 and $3,816,485,  respectively, a decrease of 35% and 7% on a three and nine-month basis, respectively. The decrease is primarily due to the reduction in force in July 2012, which impacted all functions of the Company, and the temporary reduction in management’s compensation. SG&A expense for the 2011 and 2012 three and nine month periods included $80,729 and $262,412, and $120,188 and $342,718 in non-cash, stock-based compensation expense, respectively.

Interest Income/Interest Expense

Interest income for the three and nine month periods ended September 30, 2011 and 2012 was $9 and $82 and $503 and $1,650. Interest expense for the three and nine month periods ended September 30, 2011 and 2012 was $2,266 and $335,448 and $7,229 and $1,262,961, respectively. The increase in interest expense is attributable to the issuance of the 2012 Notes.  See Note 5.  Interest expense for the 2012 three and nine month periods included $260,957 and $1,081,616 of non-cash interest expense, and $74,491 and $181,345 of cash interest expense, related to the 2012 Notes.

Net Loss

As a result of the factors described above, the net loss for the three and nine months ended September 30, 2012 was $1,079,576 and $4,231,902 compared to $1,294,937 and $4,025,218 in the same period in 2011.

Liquidity and Capital Resources

Our financial statements have been prepared on a “going concern basis,” which assumes we will realize our assets and discharge our liabilities in the normal course of business. We have experienced recurring losses from operations of $1,292,680 and $4,018,492for the three and nine months ended September 30, 2011, respectively, and $753,610 and $3,870,130 for the three and nine months ended September 30, 2012, respectively. For the first nine months of 2012, the net loss we incurred included non-cash stock-based compensation expense of $348,816.

The Company’s recurring losses, inability to generate positive cash flows from operations, and liquidity uncertainties from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and cash equivalents were $74,594 at September 30, 2012 compared to $312,610, at December 31, 2011. In addition, we held restricted cash in a standby letter of credit in favor of the landlord as security for our obligations under the facility lease. The original amount of the letter of credit was $500,000 for the first and second lease years and is reduced by $100,000 at the end of each of the second, third and fourth lease years. At December 31, 2011 and September 30, 2012, cash and cash equivalents included cash held in an operating bank account and cash invested in money market funds. The money market funds are readily convertible into known amounts of cash and, therefore, are classified as cash equivalents. At December 31, 2011 and September 30, 2012, $300,000 and $200,000, of restricted cash was held in money market funds, respectively.

The overall decrease in the Company’s cash and cash equivalents is primarily attributable to net cash used by operations offset by cash received in connection with the 2012 Notes. The main changes in operating assets and liabilities in 2012 were a decrease in accounts receivable, net of allowance for doubtful accounts, of $76,234, attributable to lower revenue, and a decrease in inventory, net of reserve, of $17,110.  Due to inventory built up in order to satisfy our contractual obligations to St. Jude Medical, we maintain an inventory reserve, which was $1,057,746 at December 31, 2011 and $996,382 at September 30, 2012, due to the uncertainty of realizing the value of any excess inventory. We do not believe that the inventory is exposed to obsolescence risk. Accounts payable and accrued expenses at September 30, 2012 increased $80,221compared to December 31, 2011, primarily due to accrued severance in connection with the reduction in personnel in July 2012. As a result of the factors described above, we have incurred negative cash flow from operations of $3,361,483 for the nine-month period ended September 30, 2012. In addition, we have an accumulated deficit at September 30, 2012 of $110,790,453.

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

Under the 2012 Notes, the Company is required to make interest payments on the last date of each calendar quarter. Failure to make any payment within 10 days after such payment is due constitutes an event of default under the 2012 Notes. The Company did not make its required payment of $73,950 for the quarter ended September 30, 2012 which constitutes an event of default under the 2012 Notes. The Company sought and received the consent of the holders of 70% of the outstanding principal balance of the 2012 Notes (the “Consenting Holders”) to defer the interest payments on the 2012 Notes that would otherwise be due on October 1, 2012 and January 1, 2013 until March 31, 2013. Holders of the 2012 Notes who have not agreed to the deferral of the unpaid interest may seek to accelerate the payment of all amounts of principal and interest due to them under the 2012 Notes.

In connection with the issuance of the 2012 Notes, the Company entered into a security agreement granting to the 2012 Note holders a first priority security interest in all of the assets of the Company. In the event of an event of default, the 2012 Note holders are entitled to foreclose on the Company’s assets pursuant to the security agreement, but only in the event that the holders of at least 65% of the outstanding principal balance of the 2012 Notes consent to foreclose.  The Consenting Holders, representing more than 65% of the outstanding principal balance of the 2012 Notes, have agreed with the Company to forebear until March 31, 2013 from the taking of any action to accelerate the principal balance of the 2012 Notes and from taking any action to enforce the Consenting Holders’ rights or remedies under the security agreement.  Additionally, the Consenting Holders consented to the issuance by the Company of up to $300,000 in additional debt that is senior to the 2012 Notes.

We believe our existing resources, including cash at September 30, 2012 of $74,594 and the proceeds from the sale of senior secured promissory notes in October 2012 of $150,000, described in further detail in Note 12 to the Condensed Financial Statements in Item 1, and currently projected financial results, are sufficient to fund operations through the end of November 2012. These resources coupled with the restructuring of the Company’s operations to reduce its cash burn allows the Company to continue to support its existing customer base and distribution partnerships for a period of time while it executes on certain key activities and explores strategic alternatives. If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we will have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.  If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by our stockholders would be diluted. The Company may have to issue equity or debt securities that have rights, preferences and privileges senior to our existing securities, including common stock. So long as any 2012 Notes or any New Notes are outstanding, the Company may not, without the consent of holders of 65% of the 2012 Notes and New Notes then outstanding, raise capital through the issuance of debt or rights to acquire debt, or enter into any agreement to modify the terms of any equity securities currently outstanding. Further, the Company may not issue equity securities ranking, as to dividends, redemption or distribution of assets upon a liquidation, senior to or pari passu with the Series C-1 Preferred Stock or the Series D Preferred Stock, without the written consent of the holders of at least a majority of the then-outstanding shares of Series C-1 Preferred Stock and Series D Preferred Stock, respectively, voting as a separate class, and the Company may not, without the written consent of the holders of at least a majority of the then-outstanding shares of Series D Preferred Stock, issue debt securities convertible into any equity securities of the Company.

On an as-converted basis, as of September 30, 2012, the Company had 124,659,416 shares of common stock issued and outstanding, including 100,112,960 shares of common stock issued, 4,180,602 shares issuable upon conversion of the Series C-1 Convertible Preferred Stock and 20,365,854 shares issuable upon conversion of the Series D Convertible Preferred Stock. Additionally, the Company has reserved 49,819,083 shares of common stock for issuance upon exercise of outstanding warrants, including 15,660,000 warrants issued to investors and the selling agent in connection with the sale of our common stock in December 2010 and an aggregate of 34,159,083 issued in connection with the sale of secured convertible promissory notes in January, February, May and July 2012. The Company has also reserved 34,159,083 shares of common stock for issuance upon conversion of secured convertible promissory notes issued in January, February, May and July 2012. The Company also has stock options outstanding to purchase up to an aggregate of 10,727,080 shares of common stock. If we are unable to generate adequate cash flows or obtain sufficient additional funding when needed, we may have to cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties, and/or cease some or all of our operations.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2012 are set forth in the table below.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital Lease Obligations	$23,872	$8,308	$15,564	$-	$-
Operating Lease Obligations	$232,000	$232,000	$-	$-	$-
Purchase Obligations	$10,000	$10,000	$-	$-	$-
Total	$265,872	$250,308	$15,564	$-	$-

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

 Under the terms of our license and consulting and technology agreements, we are required to pay royalties on sales of our Alternans products. Minimum license maintenance fees under our license agreement with MIT, which are creditable against royalties otherwise payable for each year, are $10,000 per year through 2013. We are committed to pay an aggregate of $10,000 of such minimum license maintenance fees subsequent to September 30, 2012. In addition, the royalty on net sales related to technologies licensed from third parties and improvements thereon sold or leased by the Company and the monthly royalty under the Amended and Restated Consulting and Technology Agreement between the Company and Richard Cohen was $37,500 at September 30, 2011 and 2012, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We own financial instruments that are sensitive to market risk. At December 31, 2011 and September 30, 2012, our cash and cash equivalents included money market funds. The money market funds are currently invested in a government-backed money market fund. Given the relative security and liquidity associated with the money market fund, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines in interests rates over time will, however, reduce our interest income from our investments. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. None of these instruments are held for trading purposes. Although we have implemented policies to preserve our capital, there can be no assurance that the valuation and liquidity of investments are not exposed to some level of risk due to market conditions.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective. As part of the restructuring of the Company’s operations in July 2012, which impacted all functions of the Company, most of the employees in the accounting department were terminated.  As a result, the Company does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes.

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

(b) Changes in Internal Controls Over Financial Reporting.

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As part of the restructuring of the Company’s operations in July 2012, which impacted all functions of the Company, most of the employees in the accounting department were terminated.  As a result, the Company does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes.  Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 30, 2012.

(c) Management’s Report on Internal Controls Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

A goal of the assessment was to determine whether any material weaknesses or significant deficiencies existed with respect to the Company’s internal control over financial reporting. A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, processor report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In the course of its assessment, management determined that the Company lacked sufficient staff to segregate accounting duties. In July 2012, the Company underwent a restructuring of its operations including in order to reduce expenses.  The restructuring included significant reductions in personnel and overhead costs across all functions of the Company.  Specifically, the reduction in personnel included four employees in the accounting department.  As a result, the Company does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of September 30, 2012.

At present time, the benefit of employing additional personnel to mitigate this weakness does not justify the expense given the Company’s current financial condition.  Management will continue to evaluate the situation and make adjusts accordingly.

PART II—OTHER INFORMATION

ITEM 6.   EXHIBITS

The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBRIDGE HEART, INC.

Date: November 14, 2012	By:	/S/ VINCENZO LICAUSI
Vincenzo LiCausi
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1	Form of 8% Senior Secured Note issued on October 17, 2012 is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 22, 2012

10.1
Subscription Agreement, dated as of October 17, 2012, by and among the Company and certain Investors is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated  October 22, 2012

10.2#	Letter Agreement, dated as of July 31, 2012, by and between the Company and Ali Haghighi-Mood

10.3#	Letter Agreement, dated as of August 1, 2012, by and between the Company and Roderick de Greef

10.4#	Letter Agreement, dated as of September 1, 2012, by and between the Company and Vincenzo LiCausi

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101§
The following financial statements from Cambridge Heart, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on November 14, 2012, formatted in XBRL (Extensible Business Reporting Language), as follows:

(i) Condensed Balance Sheets at December 31, 2011 and September 30, 2012 (Unaudited)

(ii) Condensed Statement of Operations for the Three and Nine Month Periods Ended September 30, 2011 and 2012 (Unaudited)

(iii) Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 2011 and 2012 (Unaudited)

(iv) Notes to Condensed Financial Statements (Unaudited)

§
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

#	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 6 of Form 10-Q.